Form 10-K
period 1999-12-31
MERIDIAN USA HOLDINGS INC
filed 2000-04-12
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 0-28223

                           MERIDIAN USA HOLDINGS, INC.
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)

                        Florida                     65-0510294
          --------------------------------         -------------
          (State  or  Other  Jurisdiction  of     (I.R.S.  Employer
          Incorporation  or  Organization)     Identification  No.)

          3350  N.W.  2nd  Avenue
          Boca  Raton,  Florida                                 33431
          ---------------------                                --------
         (Address  of  Principal  Executive  Offices)        (Zip  Code)

                                  561) 417-6800
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

                           www.meridianusaholdings.com
                           ---------------------------
                               (Issuer's Website)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
     Yes_________  No   X____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues  for  the  year  ended  December  31,  1999:  $395,980.00

          As of March 31, 2000, there were outstanding 5,736,399 shares of the registrant's Common Stock, $.001 par value, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the outstanding shares of Common Stock held by non-affiliates, based on the average of the closing bid and asked price of such Common Stock as quoted in the OTC Bulletin Board was $10,038,698.25.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   X____  No_________

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                           MERIDIAN USA HOLDINGS, INC.
                                1999 FORM 10-KSB
                                TABLE OF CONTENTS



                                                        PAGE
                                                       PART I
ITEM 6.     DESCRIPTION OF BUSINESS                                                                         4
ITEM 7.     DESCRIPTION OF PROPERTY                                                                        14
ITEM 8.     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES                                        14
ITEM 9.     REMUNERATION OF DIRECTORS AND OFFICERS                                                         17
ITEM 10.    SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS                                  19
ITEM 11     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS                                      20
  PART II
ITEM 1.     MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS  20
ITEM 2.     LEGAL PROCEEDINGS                                                                              21
ITEM 3.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                                                  21
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            21
ITEM 5.     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                              21
ITEM 6.     REPORTS ON FORM 8-K                                                                            21
  PART F/S

  PART III
ITEM 1.     INDEX TO EXHIBITS                                                                              22
ITEM 2.     DESCRIPTION OF EXHIBITS                                                                        22

                                     PART I

ITEM  6.     DESCRIPTION  OF  BUSINESS.

(a)       Business  Development:

          1.   FORMATION  OF  MERIDIAN  USA  HOLDINGS,  INC.

               Meridian USA Holdings Inc. ("Meridian") was incorporated in the State of Florida on August 4, 1994 for the purpose of effecting a change of domicile, as the surviving entity in a merger with a then public 'shell' entity MHI Telecommunications, Inc. ("MHI Telecom").

               MHI Telecom was a Delaware corporation that had sold shares to the public pursuant to a Regulation "A" exemption from registration during 1969, under its original corporate name of Pilgrim Mills, Inc.

               From 1985 through July 15, 1998, Meridian was not actively engaged in any business operations. In August 1994, the shareholders of MHI Telecom and Meridian approved a merger of MHI Telecom into Meridian and a simultaneous 1 for 40 reverse stock split of Meridian's outstanding shares. At the same time, the shareholders also authorized Meridian to raise working capital through an appropriate financing, and to acquire an operating business or otherwise engage in or conduct active business operations. Through the end of 1998, Meridian did not engage in any formal fund raising, other than the issuance of shares to certain shareholders in exchange for services and the advancement of minimal funds in behalf of Meridian.

          2.     PURCHASE  OF  SHARES  OF  THE
               OLD  FASHIONED  SYRUP  CO.,  INC.

          On January 8, 1999, Meridian entered into an Acquisition Agreement with The Old Fashioned Syrup Company, Inc. (the"Syrup Company"), pursuant to which Meridian issued 3,026,794 shares of Meridian's common stock to the shareholders of the Syrup Company in a tax-free exchange of shares. Simultaneously with the Acquisition Agreement, Meridian entered into a Stock Purchase Agreement with a founder and current director of Meridian, pursuant to which Meridian purchased 100,000 shares of its Common Stock for the sum of $50,000. The shares repurchased were retired by Meridian.

          The Syrup Company had been incorporated in Florida in November 1996 for the purpose of developing and marketing a sugar-free, fat-free chocolate flavored syrup. The Syrup Company has two wholly-owned subsidiaries; The Old Fashioned Egg Cream Company, Inc. and The Original Egg Cream Company, Inc., both of which are Florida corporations.





          3.     SWEET  'N  LOW(R)  LICENSE  AGREEMENT                    WITH
CUMBERLAND  PACKING  CORP.

          In January 1999, the Syrup Company entered into a ten (10) year license agreement with Cumberland Packing Corp. under which the Syrup Company was granted the exclusive license to utilize the well-known Sweet 'N Low(R) brand name in connection with the sale of its sugar-free, fat-free chocolate syrup product (the "Syrup"). The Syrup was first introduced to the food industry under the Sweet'N Low(R) name in late January 1999. The Syrup is free of all sugar, fat and cholesterol.

4.   EGG  CREAM  COMPANIES

          The Old Fashioned Egg Cream Company, Inc. was incorporated in Florida in 1993. From that time through 1999, it engaged directly or through franchises in the business of selling freshly made egg cream drinks and other food items to the public from specially designed carts decorated to the motif of early 20th century Brooklyn and bearing the registered trademark Old Fashioned Egg Cream Company. The Old Fashioned Egg Cream Company is currently not conducting any active business operations.

          5.     CHAMPIONLYTE,  INC.

          ChampionLyte, Inc. was incorporated in Florida in 1999 to develop, market and distribute a line of sugar-free non-carbonated beverages under the Company's trademark ChampionLyte(TM). The Company intends to ship its first products in the second quarter of 2000.

               (b)     Business  of  Issuer:

               (b)(1)     Principal  Products  and  Services  and their Markets.

               SWEET'N LOW (R) SYRUP. The Syrup Company's principal products are its sugar-free, fat-free, cholesterol-free syrups marketed under the well-known Sweet'N Low brand name. The Syrup Company utilizes the brand-name under a long-term license agreement with Cumberland Packing Corp., the owner of the Sweet'N Low(R) family of trademarks. Under the agreement, the Syrup Company has the exclusive right to utilize the Sweet'N Low mark on chocolate-flavored syrup. It also has the exclusive right of first refusal to utilize the mark on other flavored syrups. In 1999, the Company introduced its chocolate flavored syrup. In the first quarter of 2000, Cumberland approved the Syrup Company's introduction of two new flavors, strawberry and vanilla creme syrups, under the Sweet'N Low(R) name. The Syrup Company introduced the new flavors to the market in February 2000. The license agreement has an initial term of ten (10) years, expiring December 31, 2008. The Syrup Company has the right to renew the agreement for two additional 7 year renewal terms, provided it is not in default. The agreement contains minimum royalty and marketing expenditure requirements during each year of the term. The Syrup Company has satisfied all requirements for the first contract year and anticipates that it will be able to meet the remaining minimum requirements under the contract throughout its term. However, if the Syrup Company fails to meet its requirements, Cumberland has the right to terminate the license. In connection with the license agreement, Meridian issued to Cumberland warrants to purchase 350,000 shares of Meridian's common stock at a price equal to the greater of$2.50 per share or 50% of the average trading price for the Meridian's shares during the twenty (20) trading days preceding the exercise of the Warrants. The number of warrants was increased to 385,000 as a result of a 10 percent stock dividend in September 1999.

          OLD FASHIONED EGG CREAM. Meridian, through the Syrup Company's subsidiaries, Old Fashioned Egg Cream Company, Inc. and Original Egg Cream Company (collectively the "Egg Cream Companies"), has engaged in the business of offering freshly made "egg cream" drinks to the public from custom-designed carts at sports arenas, shopping malls and other high population traffic locations. The egg cream, a traditional and legendary New York soft drink, is a mixture of milk, seltzer and chocolate syrup. From 1993 until 1998, the Egg Cream Companies, on their own and through franchisees, operated two carts at various locations, including Madison Square Garden in New York City, Joe Robbie Stadium in Miami, Florida, Festival Flea Market in Pompano Beach, Florida and Coral Square Mall in Boynton Beach. In addition, the egg creams were sold through licensed concessionaires at the Miami Arena in Miami, Florida and various food service establishments in South Florida.

          The Egg Cream Companies' marketing has been based on a nostalgic appeal to early 20th century Brooklyn, where egg creams were developed and flourished as a popular chocolate-flavored soft drink. Meridian's carts and logo are designed with a Brooklyn motif - Ebbets Field, the Brooklyn Bridge, trolley cars. The carts also offer pretzel rods and Charlotte Russe confections.

          The Egg Cream Companies are not currently conducting any active business operations. Neither of the egg cream carts is currently in operation and there are no current franchisees. Meridian's current business plan is to engage the services of an experienced franchise industry executive to re-establish the Egg Cream Companies' franchise business. The Egg Cream Companies are currently registered to sell franchises with the New York State Attorney General's office and is exempt from registration with the State of Florida.

          CHAMPIONLYTE,  INC.     ChampionLyte,  a  wholly-owned  subsidiary  of
Meridian, was incorporated in Florida in August 1999 for the purpose of developing and marketing a sugar-free soft drink. The drink, a sugar-free alternative to active drink market products such as Gatorade(R) and Power Ade(R), is planned to be introduced in four flavors (lemon-lime, orange creme, grape and fruit punch) in the second quarter of 2000.

               (b)(2)     Market:
                          -------
               (i) RETAIL MARKET The principal customers for the Syrup are food retailers, such as supermarkets, drug store chains, discount stores and warehouse centers. The Syrup Company has established a network of international, national and regional food brokers to market the Syrup to these outlets. The success of the Syrup Company is dependent upon its ability to have its products available at such outlets throughout the country. Management of the Syrup Company believes that the quality of its products, their appeal to health-conscious consumers, the fame and reputation of the Sweet 'N Low trademark and its network of food brokers should enable it to penetrate the retail food market.

               The primary consumers at whom the Syrup Company is directing its marketing efforts are diabetics. According to a 1996 estimate by the American
Diabetes Association, there are approximately 16,000,000 Americans suffering from diabetes, plus another five to ten million Americans who are required to maintain a strict diet regime for various medical conditions. In addition, millions more Americans restrict their sugar consumption in an effort to reduce their calorie intake. All of these people form a natural market for the Syrup Company's product. The enormous success of products such as Diet Coke(R), Snack Well(R) cookies and various sugar-free ice cream products have established that there is a substantial market for sugar-free/reduced calorie food products.

               Management believes that the Syrup is the first sugar-free syrup product available which provides a satisfying and acceptable taste and texture in the three available flavors. Public and industry acceptance have been very positive to date. In July 1999, the National Board of the American Tasting Institute granted its 1999 American Tasting Award of Excellence to the Syrup. In June 1999, the Syrup Company's product was voted the Best New Product in the general merchandise category by the National Association of Chain Drug Stores. Public response has also been positive, as reflected by substantial reorders.

               In June 1999, in a further effort to expand the market for its products, Meridian entered into an agreement with Francis Anthony, the "Love Chef" of television and magazine fame, under which Mr. Anthony has agreed to develop recipes for the Syrup Company and represent the product to the public. Meridian believes that Mr. Anthony's involvement has and will continue to increase the visibility of the Syrup Company's products.

               (ii) INSTITUTIONAL/FOOD SERVICE MARKET. Another important market for the Syrup will be bulk package sales to institutional and food service customers, such as hospitals, nursing homes, schools, hotels, restaurants, ice cream and frozen yogurt shops, baked and prepared food product manufacturers and sports and entertainment venues. Hospitals and nursing homes, aggregating more than 40,000 units nationwide, present a natural market for the Syrup, especially for diabetes sufferers and others required to restrict their sugar intake. The Syrup also fills the ever growing niche of reduced calorie and reduced fat alternatives to popular snack foods and sweets. The Company is
establishing  its  distribution  processes  for   this  market  and  intends to
commence shipments during the second quarter  of  2000.

               (iii) PRIVATE LABELING. Under its agreement with Cumberland, the Syrup Company has the right to package and sell a percentage of its annual syrup production under the private label of its customers. To date, the Syrup Company has not shipped any private label goods but plans to commence shipment of such goods during 2000.

               (iv) INTERNATIONAL MARKETING. Management has negotiated an arrangement with Cumberland by which Cumberland has agreed to act as an international distributor of the Syrup Company's chocolate, strawberry and vanilla creme syrups in approximately 43 nations throughout the world where Sweet'N Low sugar substitute is marketed. In addition, the Syrup Company has signed an agreement with Nafpro Canada, Inc. to serve as the exclusive broker for the sale of Syrup in Canada. These arrangements should provide international distribution on a widespread and favorable cost basis.

               (b)(3)     New  Products  or  Services.
                          ----------------------------
          In the first quarter of 2000, Meridian completed its development of a sugar-free soft drink, which it intends to introduce to the market in the second quarter of 2000. The product is designed to compete in the active drink industry, by providing a sugar-free alternative to well-known products such as Gatorade(R), and Power Ade(R). The Company believes that its product can fill an economically significant niche in this growing "sports drink" category. Current sales of drinks in this category exceed $2 billion per year. Based on historical patterns, the Company believes that sugar-free products introduced to this market should be able to capture up to 10% of the total market. The Company believes it will be able to capture a significant portion of that share, based on consumer reactions to the products in taste tests and on the Company's existing network of distribution for its sugar-free, fat-free syrups.

               (b)(4)     Competition.
                          -----------
               There  are  other brands of syrup on the market,  some  of  which advertise as fat-free, sugar-free, cholesterol-free or low-calorie, as well as nationally and internationally known brands of syrup, which could reasonably be considered as competition for the Syrup Company's products. Major chocolate manufacturers, such as Hershey, sell syrups designated as "Lite" and Smuckers
has  recently  introduced  a sugar-free   chocolate   flavored   syrup.   These
companies  are  larger  and have greater resources than  Meridian and  therefore
can  expend greater funds in  marketing  and   advertising   their   products.
Meridian's ability to compete successfully with those companies is dependent upon its ability to continue to produce a tasty product and persuade food retailers to carry its product. Meridian believes that its product, with targeted marketing under the internationally renowned Sweet'N Low brand name, will continue to be favorably received in the market place and establish the Syrup Company as a significant purveyor of sugar-free, fat-free and cholesterol-free syrups and other products.

               In the soft drink category, the Company will be competing with major soft drink distributors including Pepsico, Gatorade and others. The ability to compete successfully with these companies is dependent upon the Company's ability to produce a tasty, sugar-free alternative to the existing sugared drinks and to persuade food retailers to carry its products. Based on consumer taste tests, the Company believes it has created products which will be receptive to consumers as a sugar-free alternative to sugared sports drinks. The Company also believes that the inroads to the retail food market it has already established with its syrups should facilitate its ability to gain access to those markets for its soft drink product. However, the competition for shelf space in food retail establishments is intense and the ability to obtain such shelf space is essential to the potential success of these products.

          (b)(5)     Sources  of  Supply.
                     --------------------
               The Syrup is manufactured, packaged and shipped on behalf of the Syrup Company by co-packers under separate agreements. The bulk of the Company's current production is being manufactured by Beverage House, Inc. in Cartersville, Georgia. The Company also has a co-packing agreement with Sea Breeze, Inc., located in Towaco, New Jersey. The products are manufactured to specifications and formulae developed by the Syrup Company and approved by Cumberland. The Syrup Company monitors production to assure quality control and consistency. The Syrup Company believes that this co-packing method of manufacture and distribution is beneficial for the Syrup Company since it allows production and shipment without the substantial capital expenditure required to establish its own production facilities. Under its agreement with Sea Breeze, the Syrup Company has agreed to pay that company $.50 for each case of the

Syrup packed and shipped through any other co-packer during the term of the Agreement in the event the Syrup Company ceases packing and shipping through Sea Breeze at customary levels.

               Meridian is also in the process of identifying additional suppliers around the country who satisfy Meridian's quality and delivery requirements. Meridian believes that having such regional facilities spread throughout the country would reduce the cost and timing of delivery and thereby help Meridian better meet the anticipated needs of its customers.

               The soft drinks will be manufactured, packaged and shipped on behalf of the Company by Beverage House. The drink concentrate will be manufactured by Beverage House in Georgia using Meridian's formulas and the product will then be manufactured, packed and shipped through a sub-contract facility of Beverage House in Pennsylvania.

               (b)(6)     Major  Customers.
                          -----------------
               The Syrup Company has approximately 150 customers, none of whom accounts for 10% or more of the Syrup Company's total sales.

               (b)(7)     Patents,  trademarks,  licenses.
                          --------------------------------
               The Syrup Company's subsidiary, The Old Fashioned Egg Cream Company, Inc., is the owner of the U.S. Trademark registrations for the mark OLD FASHIONED EGG CREAM for food products, clothing items and food service. The Syrup Company is the owner of the trademarks THE OLD FASHIONED SYRUP COMPANY and NO GUILT, both of which are the subject of pending applications in the United States Patent and Trademark Office. ChampionLyte is the owner of the trademark CHAMPIONLYTE which is also the subject of a pending trademark application in the United States Patent and Trademark Office.

               Under a license agreement dated January 1999 with Cumberland, the Syrup Company acquired the license to use the Sweet 'N Low trademark in connection with the manufacture and sale of its sugar-free, fat-free syrup. The Syrup Company is currently negotiating with Cumberland to expand its license rights to include sugar-free beverages.

                Meridian intends to continue to protect all of its intellectual property through appropriate state and federal registrations and enforcement.

               (b)(8-9)     Government  Regulation  and  Approval.
                            --------------------------------------
          The labeling of Meridian's products is subject to regulation by the United States Food and Drug Administration. The Company believes that it is in full compliance with those regulations. The sale of food products to the public is subject to various state and local health and safety regulations. It is Meridian's policy to comply in full with all such regulations.

               (b)(10)     Research  and  Development.
                           ---------------------------
               Since 1998, Meridian has engaged in research and development related to its current and proposed new products through its contract co-packers. The expenditures on research and development have been undertaken by the co-packers, with participation in the development process by the Syrup Company's employees.

               (b)(11)     Environmental  Compliance.
                           --------------------------
               Meridian does not anticipate any significant costs to comply with environmental laws and requirements.

               (b)(12)     Employees.
                           ----------
               As of March 31, 2000, Meridian had six (6) full-time employees, all of whom worked at Meridian's offices in Boca Raton, Florida.

               (c)  Reports  to  Shareholders.
                    --------------------------
               Meridian became subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended(the "Exchange Act") in January 2000, upon the effective date of its registration statement on Form 10-SB. As such, Meridian is required to and will file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information filed with the Commission by Meridian may be inspected and copied at the public reference facilities maintained by the Commission at its principal offices at Judiciary Plaza, 450 5th Street NW, Washington, D.C. 20549. Such reports, proxy statements and other information may also be obtained from the website maintained by the Commission at http://www.sec.gov. Copies of these materials can also be obtained at prescribed rates from the public reference section of the Commission at its principal offices in Washington D.C., as set forth above.

               (d)  Management's  Discussion  and
                    Analysis  of  Financial  Condition
                    ----------------------------------

               (d)(1)  Results  of  Operations:
                       ------------------------
               In 1999, Meridian's sales revenues were $395,980, as compared to $144,206 in 1998, an increase of 175%. However, Meridian had a net loss of 1,017,264, or $.20 per share, as compared to a net loss of 166,996, or $.04 per share, in 1998. The increased loss in 1999 was attributable primarily to five factors: the commencement of payment of salaries to officers in 1999, the addition of a sales vice president in May 1999, increased advertising costs and slotting fees, increased trade show expenses and associated travel expenses, and increased professional fees related tot he reverse acquisition of Old Fashioned Syrup Company, the completion of the Cumberland (Sweet N'Low) License Agreement and the registration of the Company's securities under the Securities Exchange Act. These increases were generally attributable to the start-up nature of Meridian's business in 1999. Such expenses as a percentage of sales revenues are expected to decrease significantly in 2000.

               (d)(2)  Liquidity  and  Capital  Resources
                       ----------------------------------
               Meridian's available cash at December 31, 1999 was approximately $68,000, as compared to approximately $36,000 at December 31, 1998. Working capital in 1999 was provided primarily from the exercise of outstanding common stock purchase warrants issued in a Regulation D, Rule 504 Offering in 1999. Meridian believes that cash flow from operations during 2000 would
provide sufficient  working  capital to operate  its  syrup  business   during
2000.  However,   Meridian  intends  to introduce a new sugar-free  soft drink during the second  quarter  of  2000, for which  it  intends  to  expend working
capital  beyond amounts  provided by operations.  It is management's   intention
to   continue   to  raise  private investment capital in the early part of 2000, with the intention of making an initial public offering of its securities in the fourth quarter of 2000. An additional $427,500 has been raised from private investors in the first quarter of 2000. If Meridian does not complete the proposed IPO during 2000, it will seek bridge loan or other debt financing to generate the working capital sufficient to conduct and continue to grow its business.

ITEM  7.    DESCRIPTION  OF  PROPERTY.

            Meridian's executive and administrative offices occupy approximately 1,607 square feet of office space at 3350 N.W. 2nd Avenue, Suite A-28, Boca Raton, Florida. Meridian leases this space from an unaffiliated party at an annual cost of $19,284.00 plus common area maintenance charges under a lease which expires on February 28,2001. Meridian also rents warehouse and distribution facilities in Jersey City, New Jersey from Port Jersey Distribution Services, with rental based on the amount of space and services used each month.

ITEM  8.    DIRECTORS,  EXECUTIVE  OFFICERS  AND  SIGNIFICANT  EMPLOYEES

            Meridian's executive officers  and  directors  are  as  follows:

NAME             AGE                                  POSITION
---------------  ---  -------------------------------------------------------------------------
Mark Streisfeld   49  President, Director

Alan Posner       54  Chief Executive Officer, Chief Financial Officer,
     Secretary and Director

Ronald Shapss     53  Director

Joel Flig         46  Director

Paul M. Galant    58  Director



          The principal occupation, title and business experience of Meridian's executive officers and directors during the last five years, including the names and locations of employers, is indicated below:

MARK STREISFELD was elected as President and Director on February 24,1999. He was co-founder and has been president of The Old Fashioned Syrup Company, Inc., its subsidiaries and predecessors since 1994. From 1976 to 1989, Mr. Streisfeld operated a retail electronics business in Monticello, New York, which he founded. From 1989 to the present, Mr. Streisfeld has operated a multi-faceted jewelry enterprise in Monticello, founded by him and his family. From 1973 to 1976 he was an elected trustee of the Village of Monticello. Since 1985 Mr. Streisfeld has been a Rated Jeweler by the Jewelers Board of Trade and a member of the Advertising Specialties Institute. He is currently a member of the Sullivan County (NY) Chamber of Commerce, the Sullivan County Action Committee and the Board of Directors of the New Hope Community for Retarded Adults (Sullivan County, NY).

ALAN POSNER was elected as CEO, Secretary and Chairman of the Board of Directors on February 24, 1999. Prior to that he was co-founder and has served as CEO/Secretary/ Treasurer of The Old Fashioned Syrup Company, Inc., its subsidiaries and predecessors since 1994. From 1973 to 1985 Mr. Posner was employed in various professional and administrative capacities, including having served as the Senior Associate Administrator at Brookdale Hospital Medical
Center in Brooklyn, New York. From 1985 to 1993 he was a principal of Medical Care Administration, Inc. and Healthrac, Inc.,multi-service medical providers, medical management and consulting firms. From 1991 to 1994, Mr. Posner was a member of the New York City Mayor's Advisory Committee for Emergency Medical Services. He is a member of the American College of Health Care Administrators, the American Public Health Association and the New York Association for Ambulatory Care. Mr. Posner received dual Bachelor of Science degrees(Biology and Nursing) in 1971 and a Master's of Science Health Care Administration in 1973 from the State University of New York at Stony Brook. From 1965 to 1968 he served in the U.S. Naval Hospital Corps.

RONALD SHAPSS, a director of Meridian since August 1999, is the founder of Ronald Shapss Corporate Services, Inc. (RSCS) a company engaged in consolidating fragmented industries since 1992. RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc., Consolidated Delivery & Logistics, Inc. and Corestaff, Inc. Mr. Shapss was also the founder of Coach USA, Inc. and is presently on the advisory boards of Consolidated Partners Founding Fund, LLC and 1+ USA, Inc., which founded Advanced Communications Group, Inc., a competitive local exchange carrier whose shares trade on the New York Stock Exchange. Since 1997 he has been a consultant and a member of the Board of Directors of Fronting Communications Corporation,(NASDAQ: FCC). Mr. Shapss is a member of the New York Bar, having graduated from Brooklyn Law School.

JOEL FLIG, a director of Meridian since August 1999, is the founder(1989) and CEO of Financial Solutions Group, Ltd., a New York based company engaged nationwide in placement of senior debt. Since 1998 he has been a director of Sparta Surgical Supply Co. Prior to his current business entity, Mr. Flig was a member of the Board of Directors and Executive Vice President of Aspen Financial, Inc. (a bank holding company) and from 1981 to September 1988 he was First Vice President of Union Chelsea National Bank (NY). From 1977 through May, 1981 he served in a variety of executive capacities at Republic National Bank (NY)and began his banking career in the Management Development program at Chase Manhattan Bank (NY) in 1974. Mr. Flig received a B.B.A. degree in1977 from the Bernard Baruch College of the City of New York, and his MBA-Finance from St. John's University (NY).

PAUL M. GALANT was appointed by the new Board of Directors as Special Counsel in February, 1999, served as an officer and director of Meridian from August 1994 to February 24, 1999 and was elected to Meridian's Board of Directors in August 1999. Between 1975 and 1997, Mr. Galant was a registered NASD General Securities Principal. He has been a business development consultant since 1970. He has served as an officer and director of various development stage companies, including Deerfield Financial Services, Inc., www.eBIZnet.com, Inc. and is the founder and currently serves as an officer and director of NetWeb Online.Com Inc. He has been a practicing attorney in the State of New York since
1966. Between1975 and 1986, Mr. Galant was a founding partner and general principal of a Long Island (NY) based full service brokerage firm. Subsequently, he was cofounder, an officer and/or a registered principal of several NASD member securities/brokerage firms in the New York metropolitan area. Since 1981 he has served as President of PR Sources Inc., a private entity engaged in corporate development services. From 1966 through 1968 he served in the U.S. Army. Mr. Galant is a 1965 graduate of Brooklyn Law School (J.D.), and received a Bachelor of Business Administration degree from Adelphi University in 1962.

ITEM  9.     REMUNERATION  OF  DIRECTORS  AND  OFFICERS

     (a)     Compensation


Name of Individual or Identity of Group            Capacities in Which Remuneration was Received   Aggregate Remuneration
                                                                      in 1999
Mark Streisfeld                                    President and Director                          $               126,5001
Alan J. Posner                                     Chief Executive Officer and Director            $               126,5002
All Officers and Directors as a group (5 persons)                                                  $               257,000
-------------------------------------------------  ----------------------------------------------

1Consists of $49,500 paid during 1999 and $75,000 of compensation deferred until 2000.

2Consists of $49,500 paid during 1999 and $75,000 of compensation deferred until 2000.

     (b)     Ongoing  plans  or  arrangement

      1)     STOCK  OPTION  PLAN
             -------------------

          In August 1999, Meridian adopted an Incentive Stock Option Plan. Under the Plan, the Board is authorized to issue up to 100,000 options
to purchase  Meridian's  stock   to   its   employees,  directors,  consultants
and agents in each year during the term of the Plan. The options granted under the Plan may be qualified or non-qualified. No options were granted under the Plan in 1999. In 2000, Meridian agreed to issue 20,000 options per year for five (5) years to each of Mark Steisfeld and Alan Posner in connection with their employment contracts, with the first Installment to be issued on October 31, 2000.

      2)     COMPENSATION  OF  DIRECTORS
             ---------------------------

          Directors are paid $1,500 for each [annual] meeting of the Board Which they attend.

      3)     EMPLOYMENT  CONTRACTS
             ---------------------

          Meridian has entered into employment contracts with the following individuals:

          1.     Alan  Posner.
                 ------------
                 In January 2000, the Company entered into a four (4) year employment contract with Alan Posner to serve as Chief Executive Officer. Under the Agreement, Mr. Posner receives a base salary of $125,000 per year
through  October  31,  2000,  $175,000   per  year  from   November  1,  2000
through October 31, 2001 and $250,000 per year from November 1, 20001 through October 31, 2004. Pursuant to a separate agreement, Mr. Posner has agreed to defer $75,500 of compensation due to him in 1999 to 2000. In addition, Meridian has agreed to issue Mr. Posner a total of 100,000 stock options under its 1999 Incentive Stock Option Plan in five (5) equal annual installments of 20,000 options each commencing October 31, 2000.

          2.     Mark  Streisfeld
                 ----------------
                 In January 2000, the Company entered into a four (4) year employment contract with Mark Streisfeld to serve as its president. Under the Agreement, Mr. Streisfeld receives a base salary of $125,000 per year through October 31, 2000, $175,000 per year from November 1, 2000 through October 31, 2001 and $250,000 per year from November 1, 2001 through October 31, 2004. Pursuant to a separate agreement, Mr. Streisfeld has agreed to defer $75,500 of compensation due to him in 1999 to 2000. In addition, Meridian has agreed to issue Mr. Streisfeld a total of 100,000 stock options under its 1999 Incentive Stock Option Plan in five (5) equal annual installments of 20,000 options, each commencing October 31, 2000.

          3.     Steven Kreuscher.
                 -----------------
                 On March 15, 2000, the Company entered into an agreement with Steven Kreuscher as vice president of sales for a term of two (2) years. Under the Agreement, Mr. Kreuscher will receive a salary of $90,000 per year plus sales commissions of 1 % of net shipments by the Company during the term of his employment. Meridian has also agreed to provide an automobile expense allowance and to issue Mr. Kreuscher 5,000 shares of its Common Stock upon completion of the 30th day of his employment.

     (e)     Report  on  Repricing  of  Options/SARS
             ---------------------------------------
             Meridian has not repriced any options or stock appreciation rights.

ITEM  10.  SECURITY  OWNERSHIP  OF  MANAGEMENT  AND CERTAIN SECURITY HOLDERS.

           The following table sets forth information as of March 31, 2000 with respect to the beneficial ownership of Meridian's securities by officers and directors, individually and as a group. To Meridian's knowledge, on March 17, 2000, there were no holders of more than 5% of its Common Stock other than Alan Posner, and Mark Streisfeld. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated. On March 31, 2000 there were 5,736,399 shares of Common Stock, 350 shares of convertible Preferred Stock and 385,000 Common Stock Purchase Warrants outstanding. No shares of any other class of capital stock are outstanding.




NAME AND ADDRESS OF                     TITLE OF CLASS   AMOUNT AND NATURE   PERCENT OF
BENEFICIAL OWNER                                         OF BENEFICIAL          CLASS
                                                            OWNERSHIP
Paul Galant                             Common Stock        330,0003 - Direct      5.8%
470 N.E. 25th Terrace
Boca Raton, FL

Alan Posner                             Common Stock      1,112,7914 - Direct     19.4%
198 Gregory Rd.
Monticello, NY 12701                    Series I
                                      Preferred Stock         1,750 - Direct        50%

Ronald Shapss                           Common Stock        220,972 - Direct       3.9%
S. Prestwick Court
New City, NY 10956

Mark Streisfeld                         Common Stock      1,112,7915 - Direct     19.4%
75 Atwell Lane
Monticello, NY 12701                    Series I              1,750 - Direct        50%
                                     Preferred Stock

All Officers and Directors as a Group   Common Stock      2,776,554               48.4%
(5 persons)                             Series I
                                        Preferred               350                100%
--------------------------------------  --------------   -----------             ------

3Includes 55,000 shares held by PR Sources, Inc., a Florida corporation controlled by Mr. Galant.

4Excludes 577,750 shares of Common Stock issuable to Mr. Posner upon conversion of his 1,750 shares of Series I Preferred Stock. (See "Description of Securities - Preferred Stock").

5Excludes 577,750 shares of Common Stock issuable to Mr. Streisfeld upon conversion of his 1,750 shares of Series I Preferred Stock. (See "Description of Securities - Preferred Stock").

ITEM  11.     INTEREST  OF  MANAGEMENT  AND  OTHERS  IN  CERTAIN
TRANSACTIONS

          Meridian has no relationships or transactions required to be disclosed pursuant to this Item.

     PART  II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

          (a)     MARKET  PRICE.
                  -------------
                  Meridian's Common Stock is traded over-the-counter on the electronic bulletin board operated by the National Association of Securities Dealers. From inception until December 13, 1999, the shares traded under the symbol MDHG. On December 13, 1999, Meridian changed its trading symbol to MUSD in connection with the change of its name to Meridian USA Holdings, Inc. The following table sets forth the high and low bid prices for the Common Stock since the inception of its quotation on the Bulletin Board during the first quarter of 1999.


YEAR  QUARTER                     HIGH    LOW
1999    First                     2.375    0.00
1999    Second                   2.5625  1.0313
1999    Third                     3.875  2.1875
1999    Fourth                   3.5625  2.1875
2000    First (through 2/29/00)  2.8125    1.25
----  -------------------------  ------  ------

          The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

          (b)     HOLDERS.
                  --------
                  As of March 31, 2000, there were 384 record holders of Meridian's Common Stock. Based on information from brokers and other sources, Meridian estimates that as of March 31, 2000 there were approximately 604 beneficial holders of Meridian's Common Stock.

          (c)     DIVIDENDS.
                  ---------
                  Meridian paid no cash dividends with respect to its Common Stock during 1999 and has no current intention to pay any cash dividend. Meridian declared and distributed a 10% stock dividend to all shareholders of record of Common Stock on September 30, 1999.

ITEM  2.     LEGAL  PROCEEDINGS.

             Meridian is not a party to any lawsuit, litigation, or regulatory proceeding of any kind, filed, pending or threatened.


ITEM  3.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

             None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

             In August 1999, at the Annual Meeting of Shareholders, the shareholders elected the present Board of Directors for a term of one (1) year, approved Meridian's 1999 Incentive Stock Option Plan and approved a 10% stock dividend to shareholders of record on September 30, 1999.

ITEM  5.     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

             Meridian has no information to report with respect to Section 16(A) Of the Exchange Act.

ITEM  6.     REPORTS  ON  FORM  8-K

             None.

PART  F/S
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

Independent  Auditors'  Report                    F-2

Consolidated  Balance  Sheet                      F-3

Consolidated  Statement  of  Operations           F-4

Consolidated  Statement  of  Stockholders'
Equity  (Deficit)                                 F-5

Consolidated  Statement  of  Cash  Flows          F-6

Notes  to  Consolidated  Financial  Statements    F-7-F-11

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Meridian  USA  Holdings,  Inc.


We have audited the accompanying consolidated balance sheet of Meridian USA Holdings, Inc. and subsidiary as of December 31,1999, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian USA Holdings, Inc. and subsidiary, for the years ended December 31, 1999 and December 31, 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                         /S/  Feldman  Sherb  Horowitz  &  Co.,  P.C.
                              Feldman  Sherb  Horowitz  &  Co.,  P.C.
                              Certified  Public  Accountants

New  York,  New  York
March  30,  2000


                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                DECEMBER 31, 1999
                                -----------------

                                                                       ASSETS
                                                                       ------

Current assets:
  Cash                                                               $ 67,699
  Accounts receivable, net                                             43,293
  Inventory                                                            47,184
  Advances - stockholders                                              99,000
                                                                       ------
    Total current assets                                              257,176

Property and equipment, net                                             8,442

Licensing agreement, net                                              170,133
                                                                      -------
                                                                     $435,751
                                                                     ========



                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

Current liabilities:
  Accounts payable                                               $   152,350
  Accrued expenses and other current liabilities                     341,745
                                                                     -------
    Total current liabilities                                        494,095
                                                                     -------
Commitments and contingencies                                              0

Stockholders' deficit:
  Convertible preferred stock,  par value $1.00  -  authorized
       1,000,000 shares, 3,500 shares issued and outstanding           3,500
  Common stock, par value $.001 - authorized 20,000,000 shares,
    issued and outstanding 5,736,500                                   5,737
  Additional paid-in capital                                       2,173,679
  Accumulated deficit                                             -2,241,260
                                                                  ----------
                                                                    (58,344)
                                                                     -------
                                                                  $  435,751
                                                                   =========


                 See notes to consolidated financial statements


                          MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                          ------------------------------------------

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------



                                              Year Ended December 31,
                                              1999               1998
Net sales                                  $  395,980          $  144,206

Cost of goods sold                            268,654             105,916
                                              -------             -------
Gross profit                                  127,326              38,290

Selling, general and administrative         1,144,590             205,286
                                            ---------             -------
Net loss                               $   (1,017,264)      $   (166,996)
                                             =========         ==========
Net loss per common share - basic and
   assuming dilution                      $     (0.20)        $    (0.04)
                                             =========         ==========
Weighted average number of
  common shares outstanding                 5,210,546          4,088,517
                                            =========         ==========



                 See notes to consolidated financial statements



MERIDIAN  USA  HOLDINGS,  INC.  AND  SUBSIDIARY
-----------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------

                                 Common Stock         Convertible Preferred    Additional                  Total
                                                             Stock             Paid-in  Accumulated    Stockholders'
                                 Shares      Amount   Shares      Amount       Capital    Deficit   Equity (Deficit)

Balance, December 31, 1997       439,056     $ 439       0         $  0        $ 628,120  $ -535,500  $ 93,059
Issuance of common stock
 for services                    330,000       330       0            0                0           0       330
Issuance of common stock           2,000         2       0            0            1,998           0     2,000
Issuance of common
 stock purchase warrants               0         0       0            0              850           0       850
Net loss                               0         0       0            0                0   (166,996) (166,996)
                                --------     -----    ------      --------      --------   ---------- --------
Balance, December 31, 1998       771,056       771       0            0          630,968   (702,496)  (70,757)

Issuance of
convertible preferred
 stock from reverse merger             0        0    3,500        3,500                0          0      3,500
Issuance of common stock
from reverse merger            3,026,794    3,027        0            0                0          0      3,027
Issuance of common stock          47,150       47        0            0           47,103          0     47,150
Exercise of common
 stock purchase warrants         850,000      850        0            0          849,150          0    850,000
Issuance of common stock
related to reverse acquisition   620,000      620        0            0            (620)          0          0
Stock dividend                   521,500      522        0            0          520,978  (521,500)          0
Repurchase of common stock     (100,000)    (100)        0            0         (49,900)          0   (50,000)
Issuance of warrants for
 license agreement                     0        0        0            0          176,000          0    176,000
Net loss                               0        0        0            0                0(1,017,264)(1,017,264)
                               ---------    -----    -----       ------         --------  ---------- ---------
Balance, December 31, 1999     5,736,500  $ 5,737    3,500      $ 3,500      $ 2,173,679(2,241,260)   (58,344)
                               =========  =======   ======       ======       ========== =========   =========

                 See notes to consolidated financial statements


                                 MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                                 ------------------------------------------

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Year ended December 31,
                                                                       ----------------------
                                                                       1999              1998
                                                                       ----              ----
Cash flows from operating activities:
  Net loss                                                        $ -1,017,264        $-166,996
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     14,198            8,079

  Changes in current assets and liabilities:
    Increase in accounts receivable                                    -29,054           -4,542
    Increase in inventory                                              -47,184                0
    Decrease in other assets                                             3,001           -1,479
    Increase in accounts payable                                        73,191           53,698
    Increase in accrued expenses and other current liabilities         336,403           -5,225
                                                                       -------          -------
  Net cash used in operating activities                               -666,709         -116,465
                                                                      --------        ---------
Cash flows from investing activities:
    Capital expenditures                                                     0           -2,015
                                                                      --------          -------
  Net cash used in investing activities                                      0           -2,015
                                                                     ---------          -------
Cash flows from financing activities:
    Loan payable - stockholders                                        -50,000           50,000
    Advances to stockholders                                           -99,000                0
    Repurchase of common stock                                         -50,000                0
    Proceeds from sale of stock and exercise of warrants               897,150          101,106
                                                                       -------          -------
  Net cash provided by financing activities                            698,150          151,106
                                                                       -------          -------
Net increase in cash                                                    31,441           32,626

Cash, beginning of year                                                 36,258            3,632
                                                                        ------            -----
Cash, end of year                                                    $  67,699        $  36,258
                                                                     =========        =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year:
    Interest expense                                                 $       0            1,890
                                                                     =========          =======
    Income taxes                                                     $       0                0
                                                                     =========          =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Issuance of common stock and convertible preferred stock
    in reverse merger                                                $   3,377        $   3,377
                                                                     =========          =======
  Issuance of common stock related to reverse merger                 $     620        $       0
                                                                     =========          =======
  Issuance of warrants for licensing agreement                       $ 176,000        $       0
                                                                     =========          =======

                 See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------

1.   ORGANIZATION:
     -------------

The Old Fashioned Syrup Company, Inc. ("Old Fashioned"), a Florida corporation, was formed in November 1996 for the purpose of developing sugar-free, fat-free, cholesterol-free chocolate-flavored syrup to market and sell principally to retailers and food service customers located throughout the United States. The Old Fashioned Egg Cream Company and The Original Egg Cream Company, both subsidiaries of Old Fashioned, were incorporated in 1993 in the state of Florida.


During January 1999, Old Fashioned was acquired by Meridian USA Holdings, Inc. ("Meridian" or the"Company"), a Florida corporation, for 3,026,794 shares of Meridian common stock and 3,500 shares of its Series I Convertible Preferred Stock (the "Exchange") for all of the shares of Old Fashioned and its subsidiaries. The Exchange has been accounted for as a reverse acquisition
under  the  purchase  method  for   business  combinations.  Accordingly,  the
combination of the two companies is recorded as a recapitalization of Old Fashioned, pursuant to which Old Fashioned is treated as the continuing entity.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     A. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions have been eliminated.

     B. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     C. CASH AND CASH EQUIVALENTS - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

     D. REVENUE RECOGNITION - Revenues are recognized as products are received by customers.

     E.     INVENTORIES  -  Inventories are stated at lower of cost or market on the  first-in,  first-out  method  of  inventory  valuation.

     F. PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

     G. CONCENTRATION OF RISK - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

     H. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     I. NET LOSS PER SHARE - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

     J. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

     K. LICENSING AGREEMENT - The licensing agreement is amortized on a straight-line basis over ten years.

     L. IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

3.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     As of December 31, 1999 the Company has a receivable of $99,000 due from two officers of the Company. Such advances are short-term in nature and does not bear interest.

4.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consisted  of  the  following:






                                          December 31,
                                          ------------
                                            1999      1998
                                          ---------  -------
Carts                           5 Years   $ 62,500   $62,500
Office Furniture and Equipment  5 Years     18,096    18,096
Vehicles                        5 Years      2,800     2,800
                                          ---------  -------
                                            83,396    83,396
Less: accumulated depreciation             (74,954) (66,623)
                                          --------- --------
                                          $  8,442   $16,773
                                          =========  =======

5.   LICENSING  AGREEMENT
       --------------------

     The Company entered into a ten year license agreement, effective January 20, 1999, and as amended in October 1999, with Cumberland Packing Corp. ("Cumberland"), a New York corporation, for the right to use their "Sweet 'N Low" Trademark in order to market the Company's sugar-free, fat-free, cholesterol-free chocolate flavored syrup product. Licensing agreement as of December 31, 1999 is as follows:

                             Useful Life          December 31, 1999
                             -----------          -----------------

Licensing Agreement             10 years                 $176,000
Less: accumulated amortization                              5,867
                                                         --------
                                                         $170,133
                                                         ========


The license agreement bears minimum royalty payments of $30,000 in year ending December 31, 2000 and increases in increments of $10,000 per annum throughout the term of the agreement.

6.   STOCKHOLDERS'  DEFICIT

     On July 31, 1998, the Company entered into a one year consulting agreement with a brokerage firm and, as compensation for services, granted a three year option to purchase 25,944 shares of the Company's common stock at an exercise price of $.25. The Company granted to the brokerage firm one time registration rights and unlimited "piggyback" registration rights to the underlying common stock shares of these three year options.

     In April 1999, the Company completed a self underwritten Regulation "D" Rule 504 Offering of 49,150 shares of common stock, at the price of $1.00 per share, and 850,000 Common Stock Purchase Warrants ("Warrants"), at a price of $.001 per warrant. As of December 31, 1999, all of the holders' of the warrants had converted to common stock at a conversion price of $1.00 per share.

     During January 1999, in connection with the reverse merger, the Company issued 620,000 shares of common stock of which 300,000 shares was issued to a stockholder who acted as advisor, 300,000 shares were issued to a member of the Board of Directors and the remaining balance of 20,000 shares was issued to former officers of Meridian. The common stock was valued at $.001 per share on the dates of issuance and had been recorded as additional paid-in capital.

     On August 18, 1999, the Board of Directors declared a 10% stock dividend to be payable to all stockholders of record as of September 30, 1999 and the 521,500 shares of common stock were valued at $1.00 per share on the date of declaration. The stock dividend was distributed on October 15, 1999.

     In September 1999, in connection with the Cumberland agreement, the Company has granted warrants to purchase 385,000 (increase from 350,000 shares as a result of the 10% stock dividend) shares of the Company's common stock at an exercise price equal to the greater of $2.50 per share or 50% of the average trading price for the Company's shares during the twenty days prior to the exercise of the warrants. The warrants expire on December 31, 2008 and management has estimated the value of the warrants, based on the Black-Scholes option pricing model, in order to record $176,000 of deferred licensing cost. The deferred licensing cost is being amortized on a straight-line basis over ten years from the date the warrants were granted. Amortization expense charged to operations for the year ended December 31, 1999 was approximately $5,900.

7.   CONVERTIBLE  PREFERRED  STOCK

     The Company is authorized to issue 1,000,000 shares of preferred stock at .001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. As of December 31, 1999, 3,500 shares of convertible preferred stock were issued and outstanding. Each share of Preferred Stock is convertible into 300 shares of Common Stock.

8.   STOCK  OPTION  PLAN

     In August 1999 the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan") which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provides the Board of Directors the right to grant options to purchase up to a total of 100,000 share of the Company's common stock. As of December 31, 1999 no options have been granted.

9.   INCOME  TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:



                                    December 31, 1999        December 31, 1998
                                     -----------------       -----------------


Taxes benefit computed at statutory rate  $(429,000)           $(260,000)
Losses for which no tax benefit realized    429,000              260,000
                                          ---------            -----------
Net income tax benefit                    $       -            $       -
                                          ==========            ==========

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,071,000 at December 31, 1999 expiring in the year 2019.

Listed below are the tax effects of the items related to the Company's net tax liability:

                                            December 31, 1999
                                             -----------------


Tax benefit of net operating loss carryforward  $ 429,000
Valuation Allowance                              (429,000)
                                                ----------
Net deferred tax asset recorded                 $       -
                                                ==========

10.  COMMITMENTS

     Operating Leases -
     ----------------
     The Company has an operating lease for office space that expires in 2004. The future minimum lease payments are as follows:


December 31,
2000           $19,284
2001            19,284
2002            19,284
2003            19,284
2004             3,214
80,350
=============

11.  SUBSEQUENT  EVENT

     During the period from January 1, 2000 through March 30, 2000, the Company received an additional $427,500 from the sale of shares of stock in private transactions not involving a public offering and from additional capital contributions.

                                    PART III

ITEM  1.     INDEX  TO  EXHIBITS

     (10.1) Employment Agreement between the Company and Mark Streisfeld dated January 2000.

     (10.2) Employment Agreement between the Company and Alan Posner dated January 2000.

     (10.3) Employment Agreement between the Company and Steve Kreuscher dated March 15, 2000.

ITEM  2.     DESCRIPTION  OF  EXHIBITS.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2000.

                                   MERIDIAN  USA  HOLDINGS,  INC.

                                   By:  /s/  Mark  Streisfeld
                                        ---------------------
                                      Mark  Streisfeld,  President
                                      and  Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March, 2000.


Principal  Executive  Officer:

 /s/  Mark  Streisfeld
----------------------
Mark  Streisfeld                       President  and  Director

Principal  Financial  Officer  and
Principal  Accounting  Officer:

 /s/  Alan  Posner                     Secretary,  Chief
------------------
Alan  Posner                           Executive  Officer
                                       and  Director

 /s/  Paul  M.  Galant                 Director
----------------------
Paul  M.  Galant

 /s/  Ronald  Shapss                   Director
--------------------
Ronald  Shapss

 /s/  Joel  Flig                       Director
----------------
Joel  Flig