Form 10QSB
period 2000-03-31
MERIDIAN USA HOLDINGS INC
filed 2000-05-15
CIK 1093819

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)

[X]   Quarterly  report  under  Section  13  or  15(d)  of  the  Securities
Exchange  Act  of  1934  for  the  quarterly  period  ended:  March  31,  1999

[  ]   Transition  report  under Section 13 or 15(d) of the  Securities Exchange
      Act  of  1934 for the  transition  period  from  _________  to  __________

                           Commission  File  No.  0-28223


                                MERIDIAN  USA  HOLDINGS,  INC.
                          ------------------------------------------
        (Exact  Name  of  Small  Business  Issuer  as  Specified in Its Charter)

               Florida                             65-0510294
     -------------------------------           -----------------
     (State  or  Other  Jurisdiction  of           (I.R.S.  Employer
     Incorporation  or  Organization)         Identification  No.)

     3350  N.W.  2nd  Avenue,  Suite  A28,  Boca  Raton,  FL  33431
     --------------------------------------------------------------
               (Address  of  Principal  Executive  Offices)

                               (561)-417-6800
                           -----------------------
              (Issuer's  Telephone  Number,  Including  Area  Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  X       No
    ---      ---

     (The  Company  became  subject to the reporting requirements on January 20,
2000)


                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of May 9, 2000, the issuer had issued and outstanding: (i) 6,191,399 shares of its Common Stock, par value $0.001 per share; (ii) 3,500 shares of Series I Preferred Stock, each of which is convertible at any time into three (3) shares of the Company's Common Stock; and (iii) 385,000 warrants to purchase one share each of Common Stock at the greater of $2.50 or the average trading price during the twenty (20) days prior to exercise.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes      No   X
    ---      ---

                          MERIDIAN  USA  HOLDINGS,  INC.
                              INDEX  TO  FORM  10-QSB

PART  I  -  FINANCIAL  INFORMATION                                   PAGE  NO.

Item  1     Consolidated  Financial  statements                          p.  2

            Consolidated Balance  Sheet  at
            March  31,  2000  (unaudited)                                p.  3

            Consolidated  Statements  of  Operations  for  the  three
            months  ended  March  31,  2000  and  1999  (unaudited)      p.  4

            Consolidated  Statements  of  Cash  Flows  for  the  three
            months ended  March  31,  2000  and  1999  (unaudited)       p.  5

            Notes  to  Consolidated  Financial  Statements               p.  6

Item  2     Management's  discussion  and  analysis  or  plan
            of  operation                                               p.   7

PART  II  - OTHER  INFORMATION                                          p.   8

Item  1     Legal  proceedings                                          p.   8

Item  2     Changes  in  Securities  and  use  of  proceeds             p.   8

Item  3     Defaults  upon  senior  securities                          p.   8

Item  4     Submission  of  matters  to  a  vote  of
            security  holders                                           p.   8

Item  5     Other  events                                               p.   8

Item  6(a)  Exhibits                                                    p.   8

Item  6(b)  Reports  on  Form  8-K                                      p.   9

Signatures                                                              p.  10

Item  1     Financial  Statements.

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  MARCH 31, 200
                                  -------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------


Current assets:
    Cash                                             $  203,097
    Accounts receivable, net                            344,291
    Inventory                                            47,184
    Advances - stockholders                              99,000
                                                         ------
       Total current assets                             693,572
Property and equipment, net                              11,331
Licensing agreement, net                                165,733
                                                       --------
                                                    $   870.636
                                                        =======

                                                       --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
   Accounts payable                                 $  210,327
   Accrued expenses and other current liabilities      411,809
                                                   ------------
      Total current liabilities                        622,136
                                                   ------------

Commitments and contingencies                               --

Stockholders' equity:
Convertible preferred stock, par value $1.00 -
   Authorized 1,000,000 shares, 3,500 shares
   issued and outstanding                                3,500
Common stock, par value $.001 - authorized
   20,000,000 shares, issued and outstanding 6,191,500   6,192
Additional paid-in capital                           2,747,393
Accumulated deficit                                 (2,508,585)
                                                   ------------
                                                       248,500
                                                   ------------
                                                   $   870,636
                                                       =======


                 See notes to consolidated financial statements


                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   ------------------------------------------
                      CONSOLDIATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                        Three  Months  Ended  March  31,
                                        --------------------------------
                                               2000         1999
                                            (unaudited)  (unaudited)
                                           ------------  ------------
Net Sales                                  $   408,572   $   29,199

Cost of Goods sold                             236,704       15,059
                                           -----------   -----------
Gross profit                                   171,868       14,140

Selling, general and administrative            441,521      218,286
                                           -----------   ------------

Net loss from operations                      (269,653)    (204,146)

Interest income                                  2,328           --
                                           ------------  -----------
Net loss                                   $  (267,325)  $ (204,146)
                                           ============  ===========
Net loss per common share - basic and      $      (.04)  $     (.04)
   assuming dilution                       ============  ===========

Weighted average number of common shares     6,041,500    4,608,517
   outstanding                             ============  ===========

-----------------------------------------

                 See notes to consolidated financial statements



                    MERIDIAN  USA  HOLDINGS,  INC.  AND  SUBSIDIARY
                    -----------------------------------------------
                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                         -----------------------------------------

                                                                      Three  months  ended  March  31,
                                                                      --------------------------------
                                                                               2000         1999
                                                                           (unaudited)  (unaudited)
                                                                      ----------------- --------------
Cash flows from operating activities:
   Net loss                                                                  ($267,325)   ($204,146)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                              6,511        2,111
      Common stock issued for services                                           8,125            -

Changes in current assets and liabilities:
   Increase in accounts receivable                                            (300,998)      11,263
   Increase in accounts payable                                                 57,977       79,159
   Increase in accrued expenses and other current liabilities                   70,064        9,652
                                                                           ------------  -----------
Net cash used in operating activities:                                        (425,646)    (101,961)
                                                                           ------------  -----------

Cash flows from investing activities:
   Captial expenditures                                                         (5,000)           -
                                                                           ------------  -----------
Net cash used in investing activities                                           (5,000)           -
                                                                           ------------  -----------

Cash flows from financing activities:
   Loan payable - stockholders                                                       -       (8,500)
   Repurchase of common stock                                                        -      (50,000)
   Sale of common stock                                                        450,000      184,900
   Proceeds from contributions of capital                                      116,044            -
                                                                           ------------  -----------
Net cash provided by financing activities                                      566,044      126,400
                                                                           ------------  -----------

Net increase in cash                                                           135,398       24,439

Cash, beginning of period                                                       67,699        3,632
                                                                           ------------  -----------

Cash, end of period                                                        $   203,097   $   28,071
                                                                           ===========   ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Issuance of common stock and convertible preferred stock
   in reverse merger                                                       $         -   $    3,377
                                                                           ------------  -----------
Issuance of common stock related to reverse merger                         $         -   $  620,000
                                                                            ============ ==========


                 See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

BASIS  OF  PREPARATION
----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999 have been included.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

STOCKHOLDERS'  EQUITY
---------------------

During the three months ended March 31, 2000, the Company sold 450,000 shares of its common stock at $1.00 per share, aggregating proceeds of $450,000. Additionally, the Company issued along with these shares, 250,000 options to purchase shares of the Company's common stock. The exercise price of the options issued was between $0.50 and $1.00 per share of common stock.

In January 2000, the Company issued 5,000 shares of common stock to a member of the Company's advisory board. The Company has recorded $8,125 in noncash compensation to reflect the transaction.

SUBSEQUENT EVENT
-----------------

On May 11, 2000, the Company entered into a loan agreement for a $500,000 loan due on November 12, 2000, bearing interest at 12% per annum.

Item  2     Management's  Discussion  and  Analysis.

RESULTS  OF  OPERATIONS
-----------------------

Meridian's sales revenues for the quarter ended March 31, 2000 were $408,572, as compared to $29,199 in the comparable quarter of 1999. Selling, general and administrative expenses increased from $218,286 in the first quarter of 1999 to $441,521 in the first quarter of 2000, due to costs associated with the introduction of Meridian's new flavored syrups in the first quarter of 2000, the addition of a new sales vice president in May 1999 and increased selling expenses generally. However, as a percentage of net sales, the selling, general and administrative expenses decreased significantly from 748% of net sales to 108% of net sales. Meridian had a net loss of $267,325 in the current quarter, equivalent to $.04 per common share, as compared to a net loss of $204,146 in the prior comparable quarter, also equivalent to $.04 per common share.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Meridian's available cash at March 31, 2000 was approximately $203,000, as compared to approximately $68,000 at December 31, 1999. The increase is attributable primarily to cash provided by financing activities, consisting of the sale of Common Stock in private transactions and contribution of capital by existing shareholders, and increased sales of the Company's products. Meridian believes the necessary working capital to operate and grow its syrup and soft drink business will be generated by cash flow from operations, loan financing in the amount of $500,000 consummated in May 2000, and a proposed private placement of Convertible Preferred Stock in the second half of 2000. If the private placement is not completed, Meridian believes it will still be able to fund its business, while it continues to seek additional capital and pursue an initial public offering of its securities.

                                     PART II
                                OTHER INFORMATION

Item  1     Legal  Proceedings
            ------------------

          The Company is not a party to any lawsuit, litigation or regulatory proceeding of any kind.

Item  2   Changes  in  Securities  and  Use  of  Proceeds
          -----------------------------------------------

          During the quarter ended March 31, 2000, Meridian issued the following securities in transactions not registered under the Securities Act of 1933: (i) 450,000 shares of its Common Stock in private transactions to six (6) investors for an aggregate price of $450,000; (ii) 200,000 Common Stock purchase options to an individual, exercisable at $1.00 per share;(iii) 50,000 Common Stock purchase options to an individual, exercisable at $.50 per share and (iii) 5,000 shares of its Common Stock to an employee as compensation.

Item  3   Defaults  Upon  Senior  Securities
          ----------------------------------

          None.

Item  4   Submissions  of  Matters  to  a  Vote  of  Security  Holders
          ------------------------------------------------------------

          None.

Item  5   Other  Events
          -------------

          On May 11, 2000, the Company entered into a Loan Agreement with US Bancorp Libra for a $500,000 loan due November 12, 2000, bearing interest at 12% per annum.

Item  6   Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          A     Exhibits
                --------
                10.1. Loan Agreement dated as of May 11, 2000 between Meridian USA Holdings, Inc. and US Bancorp Libra.

          B     Reports on Form 8-K
                --------------------
                Meridian did not file any reports on Form 8-K during the quarter Ended March 31, 2000 or since that date.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MERIDIAN USA HOLDINGS,  INC.

                                        By  /s/  Mark Streisfeld
                                        -------------------------
                                        Mark Streisfeld,  President

Date:  May  15,  2000