Form 10QSB
period 2000-06-30
MERIDIAN USA HOLDINGS INC
filed 2000-08-14
CIK 1093819

As Filed on August 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(Mark  One)

[X]   Quarterly  report  under  Section  13  or  15(d)  of  the  Securities
Exchange  Act  of  1934  for  the  quarterly  period  ended:  June  30,  2000

[  ]   Transition  report  under Section 13 or 15(d) of the  Securities Exchange
Act  of  1934  for  the  transition  period  from  _________  to  __________

                       Commission  File  No.  0-28223

                       MERIDIAN  USA  HOLDINGS,  INC.
                      ----------------------------
                  (Exact  Name  of  Small  Business  Issuer
                        as  Specified  in  Its  Charter)

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     As of July 7, 2000, the issuer had issued and outstanding: (i) 6,191,399 shares of its common stock, par value $0.001 per share; (ii) 3,500 shares of Series I Preferred Stock, each of which is convertible at any time into three hundred (300) shares of the Company's Common Stock;(iii) 385,000 warrants to purchase one share each of Common Stock at the greater of $2.50 or the average trading price during the twenty (20) days prior to exercise; iv) 698,948 warrants to purchase one share each of Common Stock at $1.75 per share; and (v) 450,000 options to purchase one share each of Common Stock at prices ranging from $.50 to $1.00 per share.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes      No   X
   -----   -------

                          MERIDIAN  USA  HOLDINGS,  INC.
                              INDEX  TO  FORM  10-QSB

PART  I  -  FINANCIAL  INFORMATION                            PAGE  NO.

Item  1     Consolidated  Financial  Statements

            Consolidated  Balance  Sheet  at
            June  30,  2000  (unaudited)                          p.  4

            Consolidated  Statements  of  Operations  for  the
            three  months  and  six  months  ended  June  30,  2000
            and  1999  (unaudited)                                p.  5

            Consolidated  Statements  of  Cash  Flows  for  the
            six  months  ended  June  30,  2000  and
            1999  (unaudited)                                    p.  6

            Notes  to  Consolidated  Financial  Statements       p.  7

Item  2     Management's  Discussion  and  Analysis  of  Results
            of  Operations                                       p.  9

PART  II  - OTHER  INFORMATION                                  p.  10

Item  1     Legal  proceedings                                  p.  10

Item  2     Changes  in  securities  and  use  of  proceeds     p.  10

Item  3     Defaults  upon  senior  securities                  p.  10

Item  4     Submission  of  matters  to  a  vote  of
            security  holders                                   p.  10

Item  5     Other  events                                       p.  10

Item  6(a)  Exhibits                                            p.  10

Item  6(b)  Reports  on  Form  8-K                              p.  10

Signatures                                                      p.  11

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  JUNE 30, 2000
                                  -------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
    Cash                       $  357,096
    Marketable securities       6,681,751
    Accounts receivable, net      208,994
    Inventory                      68,712
    Advances - stockholders        99,000
                               ----------
       Total current assets     7,415,553

Property and equipment, net        47,742

Deferred financing costs, net     577,555

Licensing agreement, net          161,333
                               ----------
                               $8,202,183
                               ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable                                    216,629
   Accrued expenses and other current liabilities      193,489
   Current portion - note payable                        2,680
                                                   ------------
      Total current liabilities                        412,798
                                                   ------------

Note payable                                            13,815

Convertible note payable, net of discount            7,032,640
                                                            --
Stockholders' deficit:
  Convertible preferred stock, par value $1.00 -
   Authorized 1,000,000 shares, 3,500 shares
   issued and outstanding                                3,500
  Series II convertible preferred stock, par
   value $.01 - authorized 8,500 shares, no
   shares issued and outstanding                            --
  Common stock, par value $.001 - authorized
   20,000,000 shares, issued and
   outstanding 6,191,399                                 6,192
  Additional paid-in capital                         3,771,333
  Accumulated other comprehensive loss - marketable
   securities                                           (6,888)
  Accumulated deficit                              $(3,031,207)
                                                   ------------
                                                   $   742,930
                                                   ------------
                                                   $ 8,202,183
                                                   ============
See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY
                   ------------------------------------------

                      CONSOLDIATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                      Three  Months  Ended  June  30,
                                     --------------------------------
                                               2000          1999
                                           ------------  ------------
                                           (unaudited)    (unaudited)
Net sales                                  $   263,156   $    82,306
Cost of goods sold                             179,928        36,508
                                           ------------  ------------
Gross profit                                    83,228        45,798
Selling, general and administrative            615,810        81,865
                                           ------------  ------------
Net loss from operations                      (532,582)      (36,067)
Interest income                                  9,960            --
                                           ------------  ------------
Net loss                                   $  (522,622)  $   (36,067)
                                           ============  ============
Net loss per common share - basic and
   diluted                                 $     (0.08)  $     (0.01)
                                           ============  ============
Weighted average number of common shares
   outstanding                             $ 6,191,399   $ 5,222,333
                                           ============  ============

Other comprehensive loss:
Net loss                                   $  (522,622)  $   (36,067)
Unrealized loss on marketable
   securities                                   (6,888)           --
                                           ------------  ------------
Comprehensive loss                         $  (529,510)  $   (36,067)
                                           ============  ============


                                              Six  Months  Ended  June  30,
                                              -----------------------------
                                                     2000          1999
                                                 ------------  ------------
                                                 (unaudited)    (unaudited)
Net sales                                        $   671,728   $   111,505
Cost of goods sold                                   416,632        51,567
                                                 ------------  ------------
Gross profit                                         255,096        59,938
Selling, general and administrative                1,057,331       300,151
                                                 ------------  ------------
Net loss from operations                            (802,235)     (240,213)
Interest income                                       12,288            --
                                                 ------------  ------------
Net loss                                         $  (789,947)  $  (240,213)
                                                 ============  ============
Net loss per common share - basic and
   diluted                                       $     (0.13)  $     (0.05)
                                                 ============  ============
Weighted average number of common shares
   outstanding                                   $ 6,116,416   $ 4,915,425
                                                 ============  ============

Other comprehensive loss:                        $  (789,947)  $  (240,213)
Net loss
Unrealized loss on marketable
   securities                                         (6,888)           --
                                                 ------------  ------------
Comprehensive loss                               $  (796,835)  $  (240,213)
                                                 ============  ============

See notes to consolidated financial statements


                          MERIDIAN  USA  HOLDINGS,  INC.  AND  SUBSIDIARY
                          -----------------------------------------------
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             -----------------------------------------

                                                                     Six  Months  Ended  June  30,
                                                                     -----------------------------
                                                                              2000         1999
                                                                          ------------  ----------
                                                                          (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                                                                $  (789,947)  $(240,213)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                                              38,133       4,222
    Common stock issued for services                                            8,125          --
    Amortization of debt discount                                              56,580          --

Changes in current assets and liabilities:
  Accounts receivable                                                        (165,701)    (16,402)
  Inventories                                                                 (21,528)    (31,232)
  Accounts payable                                                             64,279     116,583
  Accrued expenses and other current
  liabilities                                                                (148,256)      6,152
                                                                          ------------  ----------
Net cash used in operating activities                                        (958,315)   (160,530)
                                                                          ------------  ----------

Cash flows from investing activities:
  Capital expenditures                                                        (43,522)         --
  Purchase of marketable securities                                        (6,688,639)         --
                                                                          ------------  ----------
  Net cash used in investing activities                                       (43,522)         --
                                                                          ------------  ----------

Cash flows from financing activities:
   Advances - stockholders                                                         --     (47,456)
   Proceeds from note payable                                                  17,184          --
   Principal payments on notes payable                                           (689)         --
   Convertible notes                                                        7,366,334          --
   Debt issue costs                                                            31,000          --
   Repurchase of common stock                                                      --     (50,000)
   Sale of common stock                                                       450,000     273,400
   Proceeds from contributions of capital                                     116,044          --
                                                                          ------------  ----------
Net cash provided by financing activities                                   7,979,873     175,944
                                                                          ------------  ----------

Net increase in cash                                                          289,397      15,414

Cash, beginning of year                                                        67,699       3,632
                                                                          ------------  ----------

Cash, end of year                                                         $   357,096      19,046
                                                                          ============  ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash financing activities:
  Issuance of common stock and convertible
   preferred stock in reverse merger                                      $        --   $   3,377
                                                                          ============  ==========
  Issuance of common stock related to
   reverse merger                                                         $        --   $ 620,000
                                                                          ============  ==========
  Issuance of warrants in conjunction with convertible note payable       $ 1,023,940   $      --
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999 have been included.

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

MARKETABLE  SECURITIES
----------------------

Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in other accumulated comprehensive loss, which is a component of stockholders' equity.

NOTE  PAYABLE
-------------

In May 2000, the Company entered into a note payable for $17,184, the proceeds for which were used to acquire a vehicle. Such borrowing bears interest at 9% per annum and is payable in sixty monthly installments.

CONVERTIBLE  NOTES  PAYABLE
---------------------------

On June 16, 2000, the Company entered into a convertible debt agreement with a bank. Such agreement includes a convertible note payable for $8,000,000. This note bears interest at 5.00% per annum and is automatically converted on June 15, 2001. The note may be converted prior to its mandatory conversion date by either the Company or the note holder upon the satisfaction of certain conditions. The note is convertible into shares of the Company's Series II Convertible Preferred Stock at one share for each $1,000 in debt, to include all outstanding accrued interest. The Company received net proceeds of $7,366,344 and recorded deferred financing costs of $602,666, to be amortized over one year. In the event the Company is sold or liquidated, the note will be due upon demand, to include all outstanding accrued interest.

On May 11, 2000, the Company received bridge financing from the same note holders for $500,000, such debt was satisfied upon issuance of the convertible note. For the six months ended June 30, 2000, the Company has recorded
$31,000 in  interest  expense.

Additionally, the Company issued along with the convertible note 698,948 warrants to acquire shares of the Company's common stock. The warrants are exercisable at $1.75 per share and expire seven years from the date of issuance. The Company has recorded these warrants as a discount to the convertible note of $1,357,922, such discount was derived utilizing the Black-Scholes option pricing model using the following assumptions: expected stock price volatility 171%; risk-free interest rate of 5.70%; and an expected 4 year life. Such discount is to be amortized as interest expense over one year. With respect to such discount, the Company has recorded amortization expense of $56,580 for the period ended June 30, 2000.

STOCKHOLDERS'  EQUITY
---------------------

During the six months ended June 30, 2000, the Company's issued 450,000 shares of its common stock at $1.00 per share, aggregating proceeds of $450,000. Additionally, the Company issued along with these shares, 250,000 options to purchase shares of the Company's common stock. The exercise price of the options issued was between $0.50 and $1.00 per share of common stock.

In January 2000, the Company issued 5,000 shares of common stock to a member of the Company's advisory board. The Company has recorded $8,125 in noncash compensation to reflect the transaction.

On June 16, 2000, the Company amended its articles of incorporation to designate Series II Convertible Preferred Stock ("Series II"). The Company authorized 8,500 shares of Series II stock, $.01 par value. Series II stock accrues preferred dividends at 5% per annum and each share is convertible into approximately 571 shares of the Company's common stock based upon a $1.75 conversion price where each Series II share converts into a $1,000 unit of common stock. The conversion price shall be adjusted one year from the date of issuance. The adjusted conversion price shall be the lower of $1.75 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have a right of mandatory redemption ten years from the date of issuance.

Item  2       Management's  Discussion  and  Analysis.

RESULTS  OF  OPERATIONS
-----------------------

Meridian's sales revenues for the three months and six months ended June 30, 2000 were $263,156 and $671,728, respectively, as compared to $82,306 and $111,505, respectively, in the comparable periods of 1999. The increases were attributable to continued expansion of the market for Meridian's Sweet'N Low(R) brand syrups. Meridian's gross margin; however, decreased from 54% in the six months ended June 30, 2000 to 38% in the comparable 1999 period. This decrease was attributable primarily to greater discounts allowed by Meridian relating to a change in the mix of Meridian's customers from individual retail outlets to large national chains. This change led to substantially increased sales revenues, but reduced margins. Management believes that sales volume will continue to grow and that, as Meridian's products become more well-established in the market, margins will stabilize.

Selling, general and administrative expenses increased from $81,865 in the second quarter of 1999 to $615,810 in the second quarter of 2000 and from $300,351 in the first six months of 1999 to $1,057,331 in the first six months of 2000. This increase resulted primarily from three factors: the costs attributable to the U.S. Bancorp transaction (interest expenses of $105,366 versus $0.00 in 1999, plus substantially increased professional fees); increased wages for officers and employees ($210,000 in 2000 versus $20,000 in 1999) and increased advertising and marketing expenditure (approximately $220,000 in 2000 versus $7,000 in 1999). In addition, the Company began paying sales commission in 2000 to its outside food brokers, resulting in a $44,000 expenses in the 2000 period. The Company will recognize additional expenses related to the U.S. Bancorp transaction during the next four quarters. In addition, Meridian plans to increase advertising and media expenses during the balance of 2000 for both the sports refresher and syrup products.

Meridian had a net loss of $522,622 ($.08 per share) in the current quarter, as compared to a net loss of $36,067 ($.01 per share) in the prior comparable quarter, and a net loss of $789,947 ($.13 per share) during the six months ended June 30, 2000, as compared to a net loss of $240,213 ($.05 per share) during the comparable prior period.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Meridian's available cash and marketable securities at June 30, 2000 were $7,038,847, as compared to $18,626 at June 30, 1999. The increase is attributable primarily to the proceeds of Meridian's issuance of its Series A Convertible Note to U.S. Bancorp Investments, Inc. in June 2000 and, to a lesser extent, to increased sales of Meridian's products.

As a result of the U.S. Bancorp financing, management believes that it has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the introduction and growth of its sports refresher drink business for at least the next 18 months. In addition, Meridian believes that operations will contribute to increased cash flow during the same period.

                                     PART II
                                OTHER INFORMATION

Item  1     Legal  Proceedings
            ------------------

            None.

Item  2     Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

     During the quarter ended June 30, 2000, Meridian issued the following securities in transactions not registered under the Securities Act of 1933: (i) $8,000,000 Series A Convertible 5% Note issued to U.S. Bancorp Investments, Inc., which Note is required to be converted on or prior to June 15, 2001 into Series II Convertible Preferred Stock, and (ii) 180,000 Common Stock Purchase Options, exercisable at $1.00 per share.

Item  3     Defaults  Upon  Senior  Securities
            ----------------------------------

     None.

Item  4     Submissions  of  Matters  to  a  Vote  of  Security
             ---------------------------------------------------
            Holders
            -------

     None.

Item  5     Other  Events
            -------------

On June 16, 2000, Meridian issued its $8,000,000 Series A Convertible Note to U.S. Bancorp Investments, Inc. The terms and conditions of that Note and the related agreements entered into between Meridian and U.S. Bancorp were disclosed in a Current Report on Form 8-K dated June 16, 2000 and filed with the SEC on June 21, 2000.

Item  6     Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

A.    Exhibits
      --------

      None.

B.    Reports  on  Form  8-K
      ----------------------

     On June 21, 2000, Meridian filed a Current Report on Form 8-K dated June 16, 2000 relating to the financing transaction with U.S. Bancorp Investments, Inc.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


MERIDIAN  USA  HOLDINGS,  INC.


By:  /s/  Mark  Streisfeld,  President
   -----------------------------------

Mark  Streisfeld,  President

Date:  August  14,  2000