Form 10QSB
period 2000-09-30
MERIDIAN USA HOLDINGS INC
filed 2000-11-02
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2000

[   ] Transition report under Section 13 or 15 (d) of  the Securities   Exchange
Act of 1934 for the transition period from __________ to __________

                           Commission File No. 0-28223

                           MERIDIAN USA HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Florida                                                65-0510294
(State of Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                   1356 N.W. 2nd Avenue, Boca Raton, FL 33432
                    (Address of Principal Executive Offices)

                                 (561) 417-6800
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing  requirements for the past 90 days. Yes   X    No
                                                               -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 5, 2000, the issuer had issued and outstanding 6,336,399 shares of its common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               -----    -----

                           MERIDIAN USA HOLDINGS, INC.
                              INDEX TO FORM 10-QSB

PART I -  FINANCIAL INFORMATION                                         PAGE NO.

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheet at September 30, 2000 (unaudited)         2

          Consolidated Statements of Operations for the three and nine
          months ended September 30, 2000 and 1999 (unaudited)                 3

          Consolidated Statements of Cash Flows for the three and
          nine months ended September 30, 2000 and 1999 (unaudited)            4

          Notes to Consolidated Financial Statements                           5

Item 2    Management's discussion and analysis or plan of operations           8

PART II - OTHER INFORMATION

Item 1    Legal proceedings                                                    9

Item 2    Changes in securities and use of proceeds                            9

Item 3    Defaults upon senior securities                                      9

Item 4    Submission of matters to a vote of security holders                  9

Item 5    Other events                                                         9

Item 6(a)         Exhibits                                                     9

Item 6(b)         Reports of Form 8-K                                         10

Signatures                                                                    10

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash                                                     $          19,987
     Marketable securities - available-for-sale                       6,315,246
     Accounts receivable, net                                           148,055
     Inventory                                                           74,410
     Advances - stockholders                                             99,000
     Other current assets                                                19,969
                                                                ----------------
         Total current assets                                         6,676,667

Property and equipment, net                                              58,986

Deferred financing costs, net                                           426,889

Licensing agreement, net                                                156,933
                                                                ----------------

                                                              $       7,319,475
                                                                ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                         $         103,558
     Accrued expenses and other current liabilities                     248,181
     Loan payable                                                        21,969
     Current portion of note payable                                      2,420
                                                                ----------------
         Total current liabilities                                      376,128
                                                                ----------------

Note payable, net of current portion                                     13,363

Convertible note payable, net of discount                             7,038,138

Commitments and contingency                                                   -

Stockholders' deficiency:
     Convertible preferred stock,  par value $1.00  -
       authorized 1,000,000 shares, 3,500 shares issued
       and outstanding                                                    3,500
     Series II convertible preferred stock, par value
       $.01 - authorized 8,500 shares, no shares issued
       and outstanding                                                        -
     Common stock, par value $.001 - authorized 40,000,000
       shares, issued and outstanding 6,336,399                           6,337
     Additional paid-in capital                                       4,394,170
     Accumulated other comprehensive income - unrealized
       gain on marketable securities                                     42,231
     Accumulated deficit                                             (4,554,392)
                                                                ----------------
       Total stockholders' deficiency                                  (108,154)
                                                                ----------------

                                                              $       7,319,475
                                                                ================


                 See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                           --------------------------------   -------------------------------
                                                               2000               1999            2000              1999
                                                           -------------      -------------   -------------     -------------
                                                            (unaudited)        (unaudited)     (unaudited)       (unaudited)
Net sales                                                  $    175,233       $     80,082    $    846,961      $    191,587

Cost of goods sold                                              111,387             53,354         528,019           104,921
                                                           -------------      -------------   -------------     -------------

Gross profit                                                     63,846             26,728         318,942            86,666

Selling, general and administrative                           1,121,331            132,029       2,125,610           432,180
                                                           -------------      -------------   -------------     -------------

Loss from operations                                         (1,057,485)          (105,301)     (1,806,668)         (345,514)

Other income (expense):
  Interest income                                                30,946                  -          43,234                 -
  Interest expense                                             (496,646)                 -        (549,698)                -
                                                           -------------      -------------   -------------     -------------

Other expenses, net                                            (465,700)                 -        (506,464)                -
                                                           -------------      -------------   -------------     -------------

Net loss                                                   $ (1,523,185)      $   (105,301)   $ (2,313,132)     $   (345,514)
                                                           =============      =============   =============     =============

Net loss per common share - basic and diluted              $      (0.24)      $      (0.02)   $      (0.38)     $      (0.07)
                                                           =============      =============   =============     =============

Weighted average number of common shares
  outstanding - basic and diluted                             6,248,066          5,505,667       6,160,299         5,112,172
                                                           =============      =============   =============     =============

Other comprehensive loss:

Net loss                                                   $ (1,523,185)      $   (105,301)   $ (2,313,132)     $   (345,514)

Unrealized gain from marketable securities                       49,119                  -          42,231                 -
                                                           -------------      -------------   -------------     -------------

Comprehensive loss                                         $ (1,474,066)      $   (105,301)   $ (2,270,901)     $   (345,514)
                                                           =============      =============   =============     =============























                 See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended September 30,
                                                                        ------------------------------------------
                                                                               2000                   1999
                                                                        -------------------    -------------------
                                                                           (unaudited)            (unaudited)
Cash flows from operating activities:
     Net loss                                                           $       (2,313,132)    $         (345,514)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                             193,199                  6,333
         Common stock issued for services                                          272,125                      -
         Amortization of debt discount                                             396,060                      -
     Changes in current assets and liabilities:
         Accounts receivable                                                      (104,762)               (95,508)
         Inventories                                                               (27,226)               (71,983)
         Other current assets                                                      (19,969)                     -
         Accounts payable                                                          (48,792)                22,694
         Accrued expenses and other current liabilities                            (93,564)                41,423
                                                                        -------------------    -------------------
Net cash used in operating activities                                           (1,746,061)              (442,555)
                                                                        -------------------    -------------------

Cash flows from investing activities:
         Purchase of marketable securities                                      (6,273,015)                     -
         Capital expenditures                                                      (54,766)                     -
                                                                        -------------------    -------------------
Net cash used in investing activities                                           (6,327,781)                     -
                                                                        -------------------    -------------------

Cash flows from financing activities:
         Repayment of advances from stockholders                                         -                (50,000)
         Proceeds from note payable                                                 16,955                      -
         Proceeds from loans payable                                                21,969                      -
         Principal payments on notes payable                                        (1,172)                     -
         Proceeds from convertible notes                                         8,000,000                      -
         Debt issue costs                                                         (602,666)                     -
         Repurchase of common stock                                                      -                (40,000)
         Sale of common stock                                                      475,000                605,779
         Capital contribution                                                      116,044                      -
                                                                        -------------------    -------------------
Net cash provided by financing activities                                        8,026,130                515,779
                                                                        -------------------    -------------------

Net (decrease) increase in cash                                                    (47,712)                73,224

Cash, beginning of year                                                             67,699                  3,632
                                                                        -------------------    -------------------

Cash, end of period                                                     $           19,987     $           76,856
                                                                        ===================    ===================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                   $           36,971     $                -
                                                                        ===================    ===================
     Income taxes                                                       $                -     $                -
                                                                        ===================    ===================

Non-Cash Flow Investing and Financing Activities:
  Issuance of common stock and convertible preferred stock
  in reverse merger                                                     $                -   $              3,377
                                                                        ===================    ===================
  Issuance of common stock related to reverse merger                    $                -   $            620,000
                                                                        ===================    ===================
  Issuance of warrants in conjunction with convertible note payable     $        1,023,940   $                  -
                                                                        ===================    ===================


                 See notes to consolidated financial statements
                                        4

                  MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999 have been included.

The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

MARKETABLE SECURITIES

Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income (loss), which is a component of stockholders' deficiency.

NOTE PAYABLE

In May 2000, the Company entered into a note payable for $17,184, the proceeds for which were used to acquire a vehicle. Such borrowing is secured by the vehicle and bears interest at 9% per annum, payable in sixty monthly installments.

CONVERTIBLE NOTES PAYABLE

On June 16, 2000, the Company entered into a convertible debt agreement with a bank. Such agreement includes a convertible note payable for $8,000,000. This note bears interest at 5.00% per annum and is automatically converted on June 15, 2001. The note may be converted prior to its mandatory conversion date by either the Company or the note holder upon the satisfaction of certain conditions. The note is convertible into Series II Convertible Preferred Stock at one share for each $1,000 in debt, including accrued interest. The Company received net proceeds of $7,366,334 and recorded deferred financing costs of $602,666, to be amortized over one year. In the event the Company is sold or liquidated while any principal amount of the note is outstanding, the note will be due upon demand, including accrued interest. On May 11, 2000, the Company received bridge financing from the same note holders for $500,000, which debt was satisfied upon issuance of the convertible note. The Company has recorded $31,000 in interest expense.

Along with the convertible note, the Company issued 698,948 warrants to acquire shares of the Company's common stock. The warrants are exercisable at $1.75 per share and expire seven years from the date of issuance. The Company has recorded these warrants as a discount to the convertible note for $1,357,922. The discount was derived from the Black-Scholes option-pricing model based on the following assumptions: expected stock price volatility 171%; risk-free interest rate of 5.70%; and an expected 4 year life. The discount will be amortized as interest expense over one year. With respect to such discount, the Company has recorded amortization expense of $175,777 for the period ended September 30, 2000.

STOCKHOLDERS' DEFICIENCY

On August 17, 2000, with the approval of the shareholders of Company, the number of authorized common shares was increased from 20,000,000 to 40,000,000. Additionally, the number of options that can be granted under the Company's stock option plan was increased to 1,000,000.

From March 1, 2000 through June 30, 2000, the Company's issued 450,000 shares of its restricted common stock at $1.00 per share for $450,000. Additionally, the Company granted 250,000 options to purchase shares of the Company's common stock. The exercise price of the options issued was between $0.50 and $1.00 per share of common stock.

In January 2000, the Company issued 5,000 shares of restricted common stock to a member of the Company's advisory board. The Company has recorded $8,125 in compensation to reflect this transaction.

On June 16, 2000, the Company amended its articles of incorporation to designate Series II Convertible Preferred Stock ("Series II"). The Company authorized 8,500 shares of Series II stock, $.01 par value. Series II stock accrues preferred dividends at 5% per annum and each share is convertible into approximately 588 shares of the Company's common stock based upon a $1.70 conversion price where each Series II share converts into a $1,000 unit of common stock. The conversion price may be adjusted one year from the date of issuance. The adjusted conversion price would be the lower of $1.70 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have a right of mandatory redemption ten years from the date of issuance.

On August 16, 2000, options to purchase 25,000 shares of restricted common stock were exercised at $1.00 per share.

On September 27, 2000, the Company issued 120,000 shares of restricted common stock to a consultant for services rendered. The Company valued the restricted common stock at $264,000 and recorded compensation expense.

CONTINGENCY

In July 2000, an action was commenced against the Company by an individual claiming to be entitled to a "finder's fee" in connection with the financing transaction between the Company and U.S. Bancorp Investments, Inc. The individual claims he is entitled to $50,000 plus 200,000 shares of the Company's common stock. The Company denies the allegations and intends to vigorously defend its position.

SUBSEQUENT EVENTS

On October 1, 2000, the Company entered into a five year consulting agreement with a consultant. The consultant will provide sales and marketing services. The Company paid $100,000 upon signing this agreement and will pay an additional $250,000 in equal monthly installments over the term of the agreement.

On October 2, 2000, the Company entered into an agreement with its vice president of finance for a term of one year. Under the agreement, this individual will receive a salary of $90,000 per year. The Company has also agreed to cover reasonably expected benefits and to issue 20,000 options to purchase shares of the Company's common stock at $1.00 per share vesting at a rate of 5,000 options per year commencing September 30, 2001.

On October 3, 2000, the Company entered into a five year lease for office space. The lease shall commence on November 1, 2000 and monthly rental payments are approximately $5,256. The monthly rent will increase by approximately 3% per annum over the term of the lease.

Item 2   Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

Meridian's net sales revenues for the three and nine months ended September 30, 2000 were $175,233 and $846,961, respectively, as compared to $80,082 and $175,233, respectively, in the comparable periods of 1999. The increases were attributable to continued expansion of the market for Meridian's Sweet 'N Low
(R) brand syrups. Meridian's gross margin; however, decreased from 45% in the nine months ended September 30, 1999 to 38% in the comparable 2000 period. This decrease was attributable primarily to greater discounts allowed by Meridian relating in a change in the mix of Meridian's customers from individual retail outlets to large national chains. This change led to substantially increased sales revenues, but reduced margins. Management believes that sales volume will continue to grow and that, as Meridian's products become more well-established in the market, margins will stabilize.

Selling, general and administrative expenses increased from $132,029 in the third quarter of 1999 to $1,121,331 in the third quarter of 2000 and from $432,180 in the first nine months in 1999 to $2,125,610 in the first nine months of 2000. The increases were attributable primarily to six factors: (i) noncash interest and amortization costs of $571,904 for the nine months ended September 30, 2000, associated with the U.S. Bancorp financing, which closed in June 2000;
(ii) $116,667 in accrued interest due to U.S. Bancorp Investments, Inc. that may be converted into shares of the Company's Series II Preferred Stock, ; (iii) the cost associated with the completion of development and introduction to the market of Meridian's ChampionLyte (TM) sports refresher drinks (iv) the hiring of various sales and other administrative personnel to support the continued growth of the Company's products resulted in incremental period to period costs of approximately $40,000 and $72,000 for the three and months ended September 20, 2000 (v) increased advertising and media expenses to support the Company's product line which increased from approximately $18,000 and $25,000 for the three and nine months ended September 30, 1999 to approximately $155,000 and $601,000 in the comparable 2000 period and (vi) noncash compensation costs of $264,000 and $272,125 for the three and nine months ended September 30, 2000, associated with the issuance of common stock for consulting services rendered. The costs associated with the U.S. Bancorp bridge loan, and the non-cash compensation costs associated with the issuance of common stock for consulting services rendered are non-recurring. These non-recurring costs aggregated
$264,000 and $303,125 respectively during the three and nine months ended September 30, 2000.

Meridian had a net loss of $2,313,132 ($0.38 per share) during the nine months ended September 30, 2000, as compared to a net loss of $345,514 ($0.07 per share) during the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Meridian's available cash and marketable securities at September 30, 2000 were approximately $6,335,000, as compared to approximately $77,000 at September 30, 1999. The increase in primarily attributable to the proceeds of Meridian's issuance of its Series A Convertible Note to U.S. Bancorp Investments, Inc. in June 2000 and to a lesser extent to increased sales of Meridian's products.

As a result of the U.S. Bancorp financing, management believes that is has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the introduction and growth of its sports refresher drink for at least the next 18 months. In addition, Meridian believes that operations will contribute to cash flow during the same period.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         In July 2000, an action was commenced against Meridian in Florida Circuit Court, Palm Beach County, by an individual claiming to be entitled to a "finder's fee" in connection with the financing transaction between Meridian and U.S. Bancorp Investments, Inc. The individual claims he is entitled to $50,000 plus 200,000 shares of Meridian's Common Stock. Meridian denies the allegations of the claim and has asserted affirmative defenses and set-off claims. Meridian intends to continue to defend its interests in this action vigorously.

Item 2   Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 2000, Meridian issued the following securities in transactions not registered under the Securities Act of 1933: (i) 120,000 shares of Common Stock were issued to a consultant for services rendered, the Company recorded $264,000 in compensation expense in relation to this issuance, and (ii) 25,000 shares of Common Stock were issued upon the exercise of stock options at $1.00 per share.

Item 3   Defaults Upon Senior Securities

         None.

Item 4   Submissions of Matters to a Vote of Security Holders

         Meridian held its annual meeting on August 17, 2000. The following individual were elected to the Company's Board of Directors: Joel Flig, Paul M. Galant, Alan Posner, David Ravich, Ronald Shapss, and Mark Streisfeld.

         The shareholders voted to amend the Company's 1999 Stock Incentive Plan by increasing the number of authorized options thereunder to 1,000,0000. This proposal was approved by 4,802,509 votes in favor, and 1,220 votes against.

         Additionally, the shareholders voted in favor to amend the Company's Articles of Incorporation to increase the authorized number of common stock to 40,000,000. This proposal was approved by 4,517,919 votes in favor, 1,209 votes against, and 275,983 shareholders abstained from voting.

Item 5   Other Events

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

             The following exhibits are filed as a part of this report:

         (a)      10.1     Employment Contract
                  10.2     Stock Option Agreement
                  10.3     Consulting Agreement
                  10.4     Consulting Agreement
                  10.5     Office Lease

         (b)      27.1     Financial Data Schedule

         (c) Reports on Form 8-K

             No reports were filed during the period  ended  September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 MERIDIAN USA HOLDINGS, INC.


                                 By:/s/ Mark Streisfeld
                                 Mark Streisfeld, President

                                 By:/s/ Christopher A. Valleau
                                 Christopher A. Valleau, Vice President, Finance

Date: October 30, 2000