Form 10QSB/A
period 2000-09-30
MERIDIAN USA HOLDINGS INC
filed 2000-12-12
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

PART II- OTHER INFORMATION

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

Stockholders' deficiency:
  Series I convertible preferred stock,  par value
    $1.00  -  authorized 100,000 shares, 3,500 shares
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
                                                                ================


                 See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended September 30, Nine Months Ended September 30,
                                                  -------------------------------- ---------------------------------
                                                       2000              1999            2000              1999
                                                  ---------------   -------------- ---------------   ---------------
                                                   (unaudited)     (unaudited)      (unaudited)      (unaudited)
Net sales                                         $      175,233    $      96,612    $     846,961    $     208,117

Cost of goods sold                                       111,387          112,526          528,019          164,093
                                                  ---------------   -------------- ---------------   ---------------

Gross profit                                              63,846          (15,914)        318,942            44,024

Selling, general and administrative                    1,121,331          197,780       2,125,610           497,931
                                                  ---------------   -------------- ---------------   ---------------

Loss from operations                                  (1,057,485)        (213,694)     (1,806,668)         (453,907)

Other income (expense):
  Interest income                                         30,946                -          43,234                 -
  Interest expense                                      (496,646)               -        (549,698)                -
                                                  ---------------   -------------- ---------------   ---------------

Other expenses, net                                     (465,700)               -        (506,464)                -
                                                  ---------------   -------------- ---------------   ---------------

Net loss                                          $   (1,523,185)   $    (213,694) $   (2,313,132)   $     (453,907)
                                                  ===============   ============== ===============   ===============

Net loss per common share - basic and diluted     $        (0.24)   $       (0.04) $        (0.38)   $        (0.09)
                                                  ===============   ============== ===============   ===============

Weighted average number of common shares
  outstanding - basic and diluted                      6,248,066        5,197,540       6,160,299         4,804,046
                                                  ===============   ============== ===============   ===============

Other comprehensive loss:

Net loss                                          $   (1,523,185)   $    (213,694) $   (2,313,132)   $     (453,907)

Unrealized gain from marketable securities                49,119                -          42,231                 -
                                                  ---------------   -------------- ---------------   ---------------

Comprehensive loss                                $   (1,474,066)   $    (213,694) $   (2,270,901)   $     (453,907)
                                                  ===============   ============== ===============   ===============







                 See notes to consolidated financial statements

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     2000             1999
                                                                 --------------   --------------
                                                                  (unaudited)      (unaudited)
Cash flows from operating activities:
     Net loss                                                    $  (2,313,132)   $    (453,907)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                               193,199            7,696
           Common stock issued for services                            272,125                -
           Amortization of debt discount                               396,060                -
     Changes in current assets and liabilities:
        Accounts receivable                                           (104,762)         (14,472)
        Inventory                                                      (27,226)         (78,788)
        Other current assets                                           (19,969)          (1,500)
        Accounts payable                                               (48,792)         (30,984)
        Accrued expenses and other current liabilities                 (93,564)          15,663
                                                                 --------------   --------------
Net cash used in operating activities                               (1,746,061)        (556,292)
                                                                 --------------   --------------
Cash flows from investing activities:
        Purchase of marketable securities                           (6,273,015)               -
        Capital expenditures                                           (54,766)               -
                                                                 --------------   --------------
Net cash used in investing activities                               (6,327,781)               -
                                                                 --------------   --------------
Cash flows from financing activities:
        Repayment of advances from stockholders                              -          (50,000)
        Proceeds from note payable                                      16,955                -
        Proceeds from loans payable                                     21,969                -
        Principal payments on notes payable                             (1,172)               -
        Proceeds from convertible notes                              8,000,000                -
        Debt issue costs                                              (602,666)               -
        Repurchase of common stock                                           -          (50,000)
        Proceeds from issuance of common stock and warrants            475,000          695,356
        Capital contribution                                           116,044                -
                                                                 --------------   --------------
Net cash provided by financing activities                            8,026,130          595,356
                                                                 --------------   --------------
Net (decrease) increase in cash                                        (47,712)          39,064

Cash, beginning of year                                                 67,699           39,680
                                                                 --------------   --------------
Cash, end of period                                              $      19,987    $      78,744
                                                                 ==============   ==============
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                            $      36,971                -
                                                                 ==============   ==============
     Income taxes                                                $           -                -
                                                                 ==============   ==============
Non-Cash Flow Investing and Financing Activities:
     Issuance of common stock and convertible preferred
       stock in reverse merger                                   $           -    $       3,377
                                                                 ==============   ==============
     Issuance of common stock related to reverse merger          $           -    $         620
                                                                 ==============   ==============
     Issuance of common stock subscriptions receivable           $           -    $     201,794
                                                                 ==============   ==============
     Issuance of warrants from Cumberland agreement              $           -    $     176,000
                                                                 ==============   ==============
     Issuance of warrants in conjunction with convertible
       note payable                                              $   1,023,940    $           -
                                                                 ==============   ==============

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

COMMITMENT AND CONTINGENCY

Commitment:

On March 15, 2000, the Company entered into an employment agreement with an executive. The agreement is for a term of two years with an annual compensation of $90,000. Such executive will also be entitled to 1.5% of sales net of all discounts, claims, allowances and bad debts. Additionally, this individual will be granted 5,000 shares of the Company's common stock after the thirtieth day of employment, such shares were subsequently issued in November 2000

Contingency:

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

In November 2000, the Company issued 30,000 shares of its common stock to members of its board of directors and advisory board.

On November 7, 2000, the Company entered into a one-year endorsement agreement with a professional athlete. This agreement gives the Company the right to utilize this individual's likeness in its ChampionLyte product advertisements. The individual received $60,000 and will receive $15,000 in shares, based on the market price on the date of issuance, of the Company's restricted common stock.

Also, on November 7, 2000, the Company entered into a one-year agreement with a consultant for sports marketing services. The Company has paid $10,000 and will issue to the consultant 28,000 options to purchase shares of the Company's restricted common stock at $0.50 per share. The options will be issued at a rate of 7,000 options per quarter with the first 7,000 issued upon execution of the agreement.

Item 2   Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

Meridian's net sales revenues for the three and nine months ended September 30, 2000 were $175,233 and $846,961, respectively, as compared to $96,612 and $208,117, respectively, in the comparable periods of 1999. The increases were attributable to continued expansion of the market for Meridian's Sweet `N Low
(R) brand syrups. Meridian's gross margin increased from 21% in the nine months ended September 30, 1999 to 38% in the comparable 2000 period. This increase was attributable primarily to lower margins in the 1999 period resulting from a change in Meridian's co-packer during that period and lower than expected pricing. Sales volume was relatively low in the 1999 period and, as a result, the above two factors had a significant percentage impact on gross margin. The margins achieved during the 2000 period are within the expected range for the Company's business. Management believes that sales volume will continue to grow and that, as Meridian's products become more well-established in the market, margins will stabilize.

Selling, general and administrative expenses increased from $197,780 in the third quarter of 1999 to $1,121,331 in the third quarter of 2000 and from $497,931 in the first nine months in 1999 to $2,125,610 in the first nine months of 2000. The increases were attributable primarily to six factors: (i) noncash interest and amortization costs of $571,904 for the nine months ended September 30, 2000, associated with the U.S. Bancorp financing, which closed in June 2000;
(ii) $116,667 in accrued interest due to U.S. Bancorp Investments, Inc. that may be converted into shares of the Company's Series II Preferred Stock; (iii) the cost associated with the completion of development and introduction to the market of Meridian's ChampionLyte (TM) sports refresher drinks (iv) the hiring of various sales and other administrative personnel to support the continued growth of the Company's products resulted in incremental period to period costs of approximately $40,000 and $72,000 for the three and months ended September 20, 2000 (v) increased advertising and media expenses to support the Company's product line which increased from approximately $18,000 and $25,000 for the three and nine months ended September 30, 1999 to approximately $155,000 and $601,000 in the comparable 2000 period and (vi) noncash compensation costs of $264,000 and $272,125 for the three and nine months ended September 30, 2000, associated with the issuance of common stock for consulting services rendered. The costs associated with the U.S. Bancorp bridge loan, and the non-cash compensation costs associated with the issuance of common stock for consulting services rendered are non-recurring. These non-recurring costs aggregated
$264,000 and $303,125 respectively during the three and nine months ended September 30, 2000.

Meridian had a net loss of $2,313,132 ($0.38 per share) during the nine months ended September 30, 2000, as compared to a net loss of $453,907 ($0.09 per share) during the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Meridian's available cash and marketable securities at September 30, 2000 were approximately $6,335,000, as compared to approximately $79,000 at September 30, 1999. The increase in primarily attributable to the proceeds of Meridian's issuance of its Series A Convertible Note to U.S. Bancorp Investments, Inc. in June 2000 and to a lesser extent to increased sales of Meridian's products.

As a result of the U.S. Bancorp financing, management believes that is has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the introduction and growth of its sports refresher drink for at least the next 15 to 18 months. In addition, Meridian believes that operations will contribute to cash flow during the same period.

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

Item 5   Other Events

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

          The following exhibits are incorporated by reference to Form 10-QSB filed on November 2, 2000, to which this form is an amendment:

                  10.1     Employment Contract
                  10.2     Stock Option Agreement
                  10.2     Consulting Agreement
                  10.3     Consulting Agreement
                  10.4     Office Lease

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

Date: December 8, 2000