Form 10KSB
period 2000-12-31
MERIDIAN USA HOLDINGS INC
filed 2001-03-29
CIK 1093819

As Filed on March 30, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28223

                          MERIDIAN USA HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)


           Florida                                       65-0510294
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



    3350 N.W. 2nd Avenue
    Boca Raton, Florida                                     33431
    ---------------------                               ------------
    (Address of Principal                                (Zip Code)
      Executive Offices)

                                 (561) 417-6800
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

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
Yes    X    No
    ------    ------
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes         No    X
                      ------     ------
Meridian's revenues for the year ended December 31, 2000 were $1,023,946

As of March 15, 2001, there were outstanding 6,379,399 shares of the registrant's Common Stock, $.001 par value, which is the only outstanding class of common equity of the Company. As of that date, the aggregate market value of the outstanding shares of Common Stock held by non-affiliates, based on the average of the closing bid and asked price of such Common Stock as quoted in the OTC Bulletin Board was approximately $6,100,000.

Transitional Small Business Disclosure Format (check one):

         Yes           No   X
            ---------    ---------

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

                           MERIDIAN USA HOLDINGS, INC.
                                2001 FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS                                              4

ITEM 2.   DESCRIPTION OF PROPERTY                                             10

ITEM 3.   LEGAL PROCEEDINGS                                                   10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                             10

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                        11

ITEM 7.   FINANCIAL STATEMENTS                                               F-1

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                              13

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS                                                 13

ITEM 10.  EXECUTIVE COMPENSATION                                              16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                      18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      19

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                              19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a)      Overview.
         --------

         Meridian is a company engaged in the manufacture and sale of food and beverage products. The first product we brought to the market was a sugar-free, fat-free chocolate syrup, which we began to sell in 1999 under the Sweet'N Low(R) trademark, which we have licensed from Cumberland Packing Corp. In early 2000, we expanded our syrup product line by adding strawberry and vanilla creme flavors. In the third quarter of 2000, we introduced a sugar-free, fat-free and additive-free isotonic refresher drink under our own trademark, ChampionLyte(TM). We are presently exploring new food and beverage products and plan to bring one or more to the market within the next twelve (12) months.

(b)      The Formation of Our Business.
         -----------------------------

         1.  Meridian USA Holdings, Inc.

               Meridian USA Holdings Inc. ("Meridian") was incorporated in Florida in August 1994 for the purpose of merging, as the surviving entity, in a merger with a then public "shell" entity, MHI Telecommunications, Inc. ("MHI Telecom"). MHI Telecom was a Delaware corporation that had sold shares to the public pursuant to a Regulation "A" exemption from registration during 1969, under its original corporate name of Pilgrim Mills, Inc. From 1985 through August 1994, MHI Telecom had not actively been engaged in any business operations.

               In August 1994, the shareholders of MHI Telecom and Meridian approved a merger of MHI Telecom into Meridian and a simultaneous 1 for 40 reverse stock split of Meridian's outstanding shares. At the same time, the shareholders also authorized Meridian to raise working capital through an appropriate financing, and to acquire an operating business or otherwise engage in or conduct active business operations. Through the end of 1998, Meridian did not engage in any activities or fund raising, other than the issuance of shares to certain shareholders in exchange for services and the advancement of minimal funds on behalf of Meridian.

         2.  Purchase of Shares of The Old Fashioned Syrup Co., Inc.

               On January 8, 1999, Meridian entered into an Acquisition Agreement with The Old Fashioned Syrup Company, Inc. (the "Syrup Company"), under which Meridian issued 3,026,794 shares of Meridian's common stock to the shareholders of the Syrup Company in a tax-free exchange of shares. At the same time, Meridian entered into a Stock Purchase Agreement with a founder and current director of Meridian, pursuant to which Meridian purchased 100,000 shares of its common stock from him for the sum of $50,000. The shares repurchased were retired by Meridian.

               The Syrup Company, which was incorporated in Florida in November 1996, was founded by Alan Posner and Mark Streisfeld to manufacture and sell a sugar-free, fat-free chocolate flavored syrup they had developed. Commencing in 1998, the Syrup Company sold its syrup under its trademark The Old Fashioned Syrup Company(TM). Shortly prior to the acquisition by Meridian, the Syrup Company entered into the license agreement with Cumberland Packing Corp. for use of the Sweet'N Low(R) trademark for its syrup product. The Syrup Company has two wholly-owned subsidiaries, The Old Fashioned Egg Cream Company, Inc. and The Original Egg Cream Company, Inc., both of which are Florida corporations.

         3.  ChampionLyte, Inc.

               In August 1999, we incorporated ChampionLyte, Inc. as a wholly-owned subsidiary of Meridian. ChampionLyte was formed to develop and market a sugar-free, fat-free and additive-free isotonic refresher drink. This product was introduced to the market in the third quarter of 2000.

(c)      Sweet 'N Low(R) License Agreement with Cumberland Packing Corp.
         --------------------------------------------------------------

         In January 1999, we entered into a ten (10) year license agreement with Cumberland Packing Corp. under which we were granted the exclusive license to utilize the well-known Sweet 'N Low(R) brand name for our sugar-free, fat-free chocolate syrup product (the "Syrup"). The license agreement has an initial term of ten (10) years, expiring December 31, 2008. We have the right to renew the agreement for two (2) additional seven (7) year terms, so long as we are not in default under the agreement. The agreement contains minimum royalty and marketing expenditure requirements during each year of the term. We have satisfied all requirements to date and anticipate that we will be able to meet the remaining minimum requirements under the contract throughout its term. However, if we fail to meet those requirements, Cumberland has the right to terminate the license.

         In September 1999, the agreement was amended to delete a provision under which Cumberland had been granted a right to either match any offer to sell Meridian shares or receive 10% of the proceeds from any such sale. In lieu thereof, Meridian granted Cumberland common stock purchase warrants to purchase 350,000 shares of Meridian's common stock at the greater of $2.50 per share or the average daily trading price for the common stock during the 20 day period preceding exercise. These warrants expire at the same time as the license agreement. Pursuant to anti-dilution provisions in the warrants, the total number of Cumberland Warrants outstanding as of October 31, 2000 was 533,301. Assuming full conversion of the Series II Convertible Preferred Stock issued to U.S. Bancorp, the total warrants outstanding to Cumberland will be 843,114.

(d)      Our Products and Service.
         ------------------------

         1.  Sweet'n Low(R) Brand Syrup.

               We began the development of sugar-free syrups while operating our Old Fashioned Egg Cream Carts in 1995 and 1996. In serving freshly made egg cream drinks (milk, seltzer and chocolate syrup), we received numerous requests for a low calorie, sugar-free egg cream. We searched the market and were unable to find any suitable sugar-free chocolate syrups. There were several "lite" syrups, but none had the required sugar-free content combined with acceptable taste and texture. Perceiving a business opportunity, we embarked on an effort to formulate and manufacture an acceptable syrup. We approached the companies supplying the regular chocolate syrups to our Old Fashioned Egg Cream Carts and sought their assistance. Over time, we tried and rejected numerous formulations as not meeting our standards. Finally, in early 1998, we obtained the right mix and arranged through a co-packer in New Jersey to manufacture, bottle and ship the chocolate syrup under our registered trademark, Old Fashioned Syrup Company.

               We found it difficult to obtain shelf space in food stores for our new product. We received positive reactions and reorders in stores we managed to penetrate. We also engaged several food brokers and began to expand our shipments. We concluded that the success of this product would be significantly enhanced if we could obtain a recognized brand name. In November 1998, we succeeded in obtaining an exclusive license for the trademark Sweet'N Low for use on chocolate syrups. Sweet'N Low is the trademark under which the world's most popular sugar substitute is sold, most recognizably in the small, pink packets. Cumberland had licensed its trademark to candy and cookie manufacturers, but ours was the first license for syrup.

               In January 1999, we made our first shipments of Sweet'N Low brand chocolate syrup. The name recognition was helpful in attracting new customers, as well as food brokers to sell on our behalf. By the end of 1999, we had expanded our customer base to more than 150 customers and we are currently available in over 16,000 food outlets in the U.S.

               In early 2000, we expanded our product line to include two new flavors: strawberry and vanilla creme. Just as there had been no fat-free, sugar-free chocolate syrups on the market when we introduced ours, we were unable to find any fat-free, sugar-free other flavored syrups. The expansion of our product line also enabled us to produce "rainbow packs" of our three flavors, which has been a productive marketing technique.

               We are currently working on additional flavors, which we hope to introduce in 2001. Our marketing activities for the Syrup have involved trade publication advertising, in-store promotions, retail incentives and important sponsorships. In June 1999, we entered into an agreement with Francis Anthony, the "Love Chef" of television and magazine fame, under which Mr. Anthony agreed to develop recipes for the Syrup Company and represent the product to the public. Meridian believes that Mr. Anthony's involvement has and will continue to increase the visibility of the Syrup Company's products. Also in 1999, we obtained the right to market the Syrup as an approved product of the Diabetes
Research Institute, a national diabetes research center located at the University of Miami. This approval required our product to pass a strenuous qualification procedure at the Institute to establish our worthiness to use the Institute's name on our products.

         2.  ChampionLyte(TM) Refresher Drinks.

               As we discovered with syrups, there have been no sugar-free products within the isotonic refresher drink category. This category, whose most well-known products are Gatorade(R) and Powerade(R) refresher drinks, constituted a market of nearly $2.3 billion in 1998, with average per capita annual consumption in the U.S. of 2.0 gallons. The category grew each year from 1996 to 1998 and remains a very strong category within the beverage industry (Beverage World, 1999). However, although existing products in this market provide the benefit of electrolyte replacement for active consumers, they also contain high levels of calories and carbohydrates.

               We  perceived  two distinct  market niches for  a sugar-free  and calorie-free refresher drink. First, diabetics and those with medically restricted sugar intakes had no available refresher drink on the market. This group represents a sizable segment of the U.S. population. Second, we believe that persons attempting to lose weight through exercise are often reluctant to consume a drink like Gatorade(R) containing hundreds of calories right after strenuous exercising to "burn-off" those calories.

               To that end, we began a formula development process for four flavors of ChampionLyte: Fruit Punch, Orange, Lemon-Lime and Grape. We finalized our formulations during the third quarter of 2000 and commenced shipments of the product in September 2000.

               Our marketing efforts to introduce ChampionLyte have involved ad placements in industry trade publications, radio ads, food show and beverage show appearances and establishment of a network of brokers to sell the products on behalf of the Company. The natural tie-in with sports has caused us to pursue sports-related sponsorships for ChampionLyte. In early 2000 we became the official refresher of USFans.com, a web site dedicated to the interests of fans of professional and intercollegiate sports. This sponsorship has given us prominent visibility on one of the most heavily visited sports web sites on the Internet.

               In October 2000, we entered into a sponsorship and endorsement agreement with Jay Fiedler, the starting quarterback for the Miami Dolphins of the N.F.L., under which Mr. Fiedler has agreed to provide various promotional services in connection with ChampionLyte. In January 2001, we entered into a similar agreement with the world-ranked and former world middleweight boxing champion, Dangerous Dana Rosenblatt. We continue to pursue additional sponsorship relationships. Our ChampionLyte has also qualified for sponsorship by the Diabetes Research Institute and each bottle contains that organization's seal of sponsorship.

         3.  Old Fashioned Egg Cream.

               Old Fashioned Egg Cream Company, Inc. (the "Egg Cream Company") began business in 1993 by offering freshly made "egg cream" drinks to the public from custom-designed carts at sports arenas, shopping malls and other high population traffic locations. The egg cream, a traditional and legendary New York soft drink, is a mixture of milk, seltzer and chocolate syrup. From 1993 until 1998, the Egg Cream Company, on its own and through franchisees, operated two carts at various locations, including Madison Square Garden in New York City, Joe Robbie Stadium in Miami, Florida, Festival Flea Market in Pompano Beach, Florida and Coral Square Mall in Boynton Beach. In addition, the egg creams were sold through licensed concessionaires at the Miami Arena in Miami, Florida and various food service establishments in South Florida.

               The Egg Cream Company's marketing was based on a nostalgic appeal to early 20th century Brooklyn, where egg creams were developed and flourished as a popular chocolate-flavored soft drink. The egg cream carts and logo are designed with a Brooklyn motif - Ebbets Field, the Brooklyn Bridge, trolley cars. The carts also offer pretzel rods and Charlotte Russe confections.

               The Egg Cream Company is not currently conducting any active business operations. Neither of the egg cream carts is currently in operation and there are no current franchisees. Meridian's current business plan is to seek to engage the services of an experienced franchise industry executive to re-establish the Egg Cream Company's franchise business.

(e)      Co-Packing Arrangements.
         -----------------------

         We manufacture and bottle our products under co-packing arrangements with third parties. This process involves us providing the co-packers with the formula, bottles and labels for our products. We then place orders for production against specific orders from our customers. With the refresher drinks, we provide the co-packer with kits of drink concentrate, which the co-packer mixes with water, and then bottles and ships. The work is performed by the co-packers at a per bottle cost of goods manufactured.

         We have chosen to operate through co-packing arrangements to enable us to produce and deliver our products without the capital costs required to build, equip and operate our own plants. It also eliminates the expense of maintaining full-time production facilities and employees during down-time in production and the need for us to invest capital in inventory. Through this type of arrangement, we have been able to bring our products to the market much more quickly and at a significantly lower investment than if we had done our own manufacturing.

         The use of co-packing arrangements carries several risks. First, we are dependent on a third party for our products. If the co-packer is unable or unwilling to honor our agreement or fails to manufacture our product timely or pursuant to our specifications, our business could be hurt. To address this risk, we have identified alternative co-packers to whom we could turn in the event our current arrangements fail. However, there may be down-time as we switch co-packers and that could cause us to not be able to meet our customers' requirements. Our specific arrangements are as follows:

         Syrup. The syrups are manufactured, bottled and shipped for us by Beverage House, Inc. ("BHI"), headquartered in Cartersville, Georgia. Under the terms of our Agreement with BHI, BHI manufactures our syrup using our own formulas, packaging and labels and delivers all orders within thirty (30) days of placement. The agreement with BHI expires on July 12, 2001, with consecutive six (6) month renewal terms, unless either party elects not to renew. Under our current arrangement, the syrup concentrate is manufactured in Georgia and then shipped to BHI's facility in Pennsylvania, where it is bottled and shipped.

        Refresher Drink. The ChampionLyte drinks are being made by a combination of two separate co-packers. Kits, consisting of preformulated drink concentrate, are being made for us by BHI, based on our proprietary formula. Those kits, along with our bottles and labels, are shipped to National Beverage Corp., headquartered in Ft. Lauderdale, Florida. The general terms of our relationship with National Beverage Corp. are similar to those with BHI. National Beverage Corp. has 14 plants located throughout the United States. As a result, once our products achieve national distribution, we will be able to ship from regional facilities, saving us time and freight charges.

(f)      Market.
         ------

         1.  Retail Market.

               The principal customers for the Syrup are food retailers, such as supermarkets, drug store chains, discount stores and warehouse centers and institutional entities, such as U.S. Military post exchanges. The isotonic beverage is targeted at the same outlets, as well as convenience stores, delis, fitness centers and health clubs. We have established a network of national, regional and international food brokers to market the Syrup to these outlets. These brokers are managed on our behalf by our National Vice President of Sales, who works out of our headquarters and four regional sales directors. Sales directors work with our regional brokers and also sell directly to customers. Our success is dependent upon our ability to have our products available at such outlets throughout the country. Management believes that the quality of our products, their appeal to health-conscious and sugar-restricted consumers, the fame and reputation of the Sweet'N Low trademark for our syrups and our network of food brokers should enable us to continue to penetrate the retail food market.

               The primary consumers at whom we are directing our marketing efforts are people suffering from diabetes and others with sugar restricted diets. According to the American Diabetes Association, there are approximately 16,000,000 Americans suffering from diabetes, plus another five to ten million Americans who are required to maintain a strict diet regimen for various medical conditions. In addition, millions more Americans restrict their sugar consumption in an effort to reduce their calorie intake. All of these people form a natural market for our products. Americans spend $33 billion on weight-loss programs and products annually (National Institute of Diabetes and Digestive and Kidney Diseases, 2000). Our products are aimed directly at this market. The enormous success of products such as Diet Coke(R), SnackWell's(R) cookies and numerous sugar-free ice cream, candy and other products have demonstrated the existence of a substantial market for sugar-free/reduced calorie food products.

               Public and industry acceptance have been positive to date. In July 1999, the National Board of the American Tasting Institute granted its 1999 American Tasting Award of Excellence to the Syrup. In June 1999, the Syrup Company's product was voted the Best New Product in the general merchandise category by the National Association of Chain Drug Stores.

         2.  Institutional/Food Service Market.

              Another important market for the Syrup will be bulk package sales to institutional and food service customers, such as hospitals, nursing homes, schools, hotels, restaurants, ice cream and frozen yogurt shops, baked and prepared food product manufacturers and sports and entertainment venues. Hospitals and nursing homes, aggregating more than 40,000 units nationwide, present a natural market for the Syrup and ChampionLyte drinks, especially for diabetes sufferers and others required to restrict their sugar intake.

         3.  Private Labeling.

               Under our agreement with Cumberland, we have the right to package and sell a percentage of our annual syrup production under the private label of its customers. We intend to pursue private label business for both the syrup and the sports refresher drink. However, we have completed no such business to date.

         4.  International Marketing.

               Management has negotiated an arrangement with Cumberland by which Cumberland has agreed to act as an international distributor of the Syrup Company's chocolate, strawberry and vanilla creme syrups in approximately 43 nations throughout the world where Sweet'N Low sugar substitute is marketed. In addition, Nafpro Canada, Inc. serves as the exclusive broker for the sale of Syrup in Canada. The Company is developing similar relationships with respect to the sports refresher drink.

(g)      New Products or Services.
         ------------------------

         We intend to expand our sugar-free, fat-free product line during 2001. We are presently testing several different product categories in an effort to identify products that fit our profile of low calorie, high taste foods.

(h)      Competition.
         ------------

         There are other brands of syrup on the market, some of which advertise as fat-free, sugar-free, cholesterol-free or low-calorie, as well as nationally and internationally known brands of syrup, which could reasonably be considered as competition for the Syrup Company's products. Major chocolate manufacturers, such as Hershey, sell syrups designated as "Lite" and Smuckers has recently introduced a sugar-free chocolate flavored syrup. These companies are larger and have greater resources than we do and therefore can expend greater funds in marketing and advertising their products. Our ability to compete successfully with those companies is dependent upon our ability to continue to produce a tasty product and persuade food retailers to carry our products. We believe that our syrup, with targeted marketing under the internationally renowned Sweet'N Low brand name, will continue to be favorably received in the market place and establish us as a significant purveyor of sugar-free, fat-free and cholesterol-free syrups and other products.


         In the soft drink category, the Company is competing with major soft drink distributors including Pepsi, Gatorade and others. These companies are substantially larger and more well-established than we are. This allows them not only to commit more money to marketing and advertising, but affords them access to greater shelf space and prominence in food stores, which is a key to success in the food industry. We believe that the ability to compete successfully with these companies is dependent primarily upon our ability to produce a tasty, sugar-free alternative to the existing sugared drinks and to persuade food retailers to carry our products. Based on consumer taste tests, the Company believes it has created products that will be receptive to consumers as a sugar-free alternative to sugared sports drinks. Moreover, the inroads to the retail food market we have already established with our syrups with both retailers and food brokers should facilitate our ability to gain and expand access to those markets for our soft drink product. However, the competition for shelf space in food retail establishments is extremely intense and the ability to obtain such shelf space is essential to the potential success of these products.

(i)      Major Customers.
         ---------------

         The Syrup Company has approximately 150 customers, none of whom accounts for 10% or more of the Syrup Company's total sales.

(j)      Patents, Trademarks, Licenses.
         -----------------------------

         The Syrup Company's subsidiary, The Old Fashioned Egg Cream Company, Inc., is the owner of the U.S. Trademark registrations for the mark OLD
FASHIONED EGG CREAM for food products, clothing items and food service. The Syrup Company is the owner of the trademark THE OLD FASHIONED SYRUP COMPANY, which is the subject of pending applications in the United States Patent and Trademark Office. ChampionLyte is the owner of the trademark CHAMPIONLYTE(TM) and NOT YOUR ORDINARY SPORTS DRINK(TM), which are the subjects of pending trademark applications in the United States Patent and Trademark Office.

         Under a license agreement dated January 1999 with Cumberland, the Syrup Company acquired the license to use the Sweet'N Low trademark in connection with the manufacture and sale of its sugar-free, fat-free syrup. The license agreement expires on December 31, 2008. In addition, the agreement requires a minimum royalty in 2000 of $30,000.00 and a minimum advertising capital commitment of $200,000.00.

         Under a license agreement dated November 1999, we have the right to use the Diabetes Research Institute seal and logo on our syrup and refresher drink products.

         Under an agreement dated February 2000, we have obtained the right to utilize the usFANS.com logo on our refresher drink packaging, using the designation "official refresher" of usFANS.com.

         We intend to continue to protect all of our intellectual property through appropriate state and federal registrations and enforcement.

(k)      Government Regulation and Approval.
         ----------------------------------

         The labeling of our products is subject to regulation by the United States Food and Drug Administration. The Company believes that it is in full compliance with those regulations. The sale of food products to the public is subject to various state and local health and safety regulations. It is our policy to comply in full with all such regulations. Under our co-packing arrangements, the co-packers are obligated to us to maintain compliance with all such rules and regulations.

(l)      Research and Development.
         ------------------------

         Since 1998, we have engaged in research and development related to our current and proposed new products through our contract co-packers. The expenditures on research and development have been undertaken by the co-packers, with participation in the development process by the Syrup Company's employees.


(m)      Environmental Compliance.
         ------------------------

         Meridian does not anticipate any significant costs to comply with environmental laws and requirements.


(n)      Employees.
         ---------

         As of March 21, 2001, Meridian had 13 full-time employees, eight of whom work at Meridian's offices in Boca Raton, Florida and the remaining five of whom are regional sales employees working out of their own offices.

(o)      Reports to Shareholders.
         -----------------------

         Meridian became subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") in January 2000, upon the effective date of its registration statement on Form 10-SB. As such, Meridian is required to and will file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information filed with the Commission by Meridian may be inspected and copied at the public reference facilities maintained by the Commission at its principal offices at Judiciary Plaza, 450 5th Street NW, Washington, D.C. 20549. Such reports, proxy statements and other information may also be obtained from the web site maintained by the Commission at http://www.sec.gov. Copies of these materials can also be obtained at prescribed rates from the public reference section of the Commission at its principal offices in Washington D.C., as set forth above.


ITEM 2. DESCRIPTION OF PROPERTY.

         Meridian's executive and administrative offices occupy a stand-alone building containing approximately 3,500 square feet of office space at 1356 NW Second Avenue, Boca Raton, Florida. Meridian leases this space from an unaffiliated party under a lease that expires on October 31, 2005. The current rental is $59,500 per year, subject to an annual increase of 3% commencing November 2001. Meridian also rents warehouse and distribution facilities in Livonia, Michigan from Commerce Distribution Center, Inc. and in Greenville, South Carolina from Salestar Warehouse and in Fresno, California from Allstar Warehouse and Distribution, Inc., with rentals based on the amount of space and services used each month.


ITEM 3. LEGAL PROCEEDINGS.

         We are a defendant in an action currently pending in the Circuit Court of Palm Beach County, Florida entitled MARTIN KLEIN V. MERIDIAN USA HOLDINGS, INC. The plaintiff is seeking a finders fee related to the U.S. Bancorp financing transaction that took place in June 2000. The amount sought is $50,000 plus 200,000 shares of our common stock. We deny any liability for that claim. On December 7, 2000, the Court granted our motion for summary judgment dismissing the complaint in its entirety. The plaintiff has appealed that decision and the appeal is currently pending.

         Other than the above, we are not party to any legal actions, claims or proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.

      There have been no matters submitted to a vote of security holders since the Annual Meeting of Shareholders held in August 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

(a)      Price Range of Capital Stock.
         ----------------------------

         Our common stock is traded over-the-counter on the electronic bulletin board operated by the National Association of Securities Dealers. Until December 13, 1999, Meridian's shares traded under the symbol MDHG. On December 13, 1999, we changed our trading symbol to MUSD in connection with the change of our name to Meridian USA Holdings, Inc. The following table sets forth the high and low bid prices for the common stock since the inception of its quotation on the Bulletin Board during the first quarter of 1999.

        YEAR                QUARTER            HIGH                    LOW
        ----                -------            ----                    ---
        1999                First              2.375                   0.00
        1999                Second             2.5625                  1.0313
        1999                Third              3.875                   2.1875
        1999                Fourth             3.5625                  2.1875
        2000                First              2.8125                  1.4375
        2000                Second             3.0625                  1.0313
        2000                Third              3.25                    1.50
        2000                Fourth             2.4375                  1.50

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

(b)      Holders.
         -------

         As of March 21, 2001, there were 489 record holders of our common stock. Based on information from brokers and other sources, we estimate that as of March 21, 2001, there were approximately 714 beneficial holders of Meridian's common stock.

(c)      Dividends.
         ---------

         Meridian paid no cash dividends with respect to its common stock during 2000 and has no current intention to pay any cash dividends. Meridian declared and distributed a 10% stock dividend to all shareholders of record of common stock on September 30, 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.

         The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with Meridian's consolidated financial statements and notes thereto contained elsewhere in this report. This discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

(a)      Overview.
         --------

         Meridian is a developing company engaged in the manufacture and sale of fat-free and sugar-free syrups and sports refresher drinks. The first product we brought to the market was chocolate syrup, which we began to sell in 1999 under the Sweet'N Low (R) trademark, which we have licensed from Cumberland Packing Corp. In early 2000, we expanded our syrup product line by adding strawberry and vanilla creme flavors. In the third quarter of 2000, we introduced a sugar-free, fat-free and additive-free isotonic sports refresher drink under our own trademark, ChampionLyte (TM). We are presently exploring new food products in the sugar-free, fat-free categories and plan to bring one or more to the market within the next twelve (12) months.

(b)      Results of Operations.
         ---------------------

         Comparison of the year ended December 31, 2000 to the year ended December 31, 1999.

         Meridian's net sales revenues for the year ended December 31, 2000 was $1,023,946, as compared to $395,980 in the comparable period ended 1999 an increase of $627,966 or 159%. The increase was attributable to continued expansion of the market for Meridian's Sweet `N Low (R) brand syrups. Meridian's gross margin increased from 32% in the year ended December 31, 1999 to 42% in the comparable 2000 period. This increase was attributable primarily to a change in the co-packing arrangement as well as a change in the mix of Meridian's customers from individual retail outlets to large national chains. This change led to substantially increased sales revenues. Management believes that sales volume will continue to grow and that, as Meridian's products become more well-established in the market, margins will stabilize.

         Selling, general and administrative expenses increased from $1,139,441 for the year ended 1999 to $3,662,514 for the year ended 2000. The increases were attributable primarily to seven factors: (i) noncash interest and amortization costs of $766,541, for the year ended December 31, 2000, associated with the U.S. Bancorp financing, which closed in June 2000; (ii) $216,667 in accrued interest due to U.S. Bancorp Investments, Inc. that may be converted into shares of the Company's Series II Preferred Stock; (iii) the cost associated with the completion of development and introduction to the market of Meridian's ChampionLyte (TM) sports refresher drinks (iv) an increase in following cost: wages and benefits, royalty payments, professional fees (legal & accounting) and freight cost from $636,000 in 1999 to $1,172,000 offset by $159,000 in investment income in the comparable period in 2000 (v) the hiring of various sales and other administrative personnel to support the continued growth of the Company's products resulted in incremental period to period costs of approximately $187,000 for the year ended December 31, 2000 (vi) increased advertising and media expenses to support the Company's product line which increased from approximately $142,000 for the year ended December 31, 1999 to approximately $1,042,000 in the comparable 2000 period and (vii) noncash compensation costs of $385,254 for the year ended December 31, 2000, associated with the issuance of common stock for consulting services rendered. The costs associated with the U.S. Bancorp bridge loan, and the non-cash compensation costs associated with the issuance of common stock for consulting services rendered are non-recurring. These non-recurring costs aggregated $1,368,462 for the year ended December 31, 2000.

        Meridian had a net loss of $4,068,323 ($0.66 per share) during the year ended December 31, 2000, as compared to a net loss of $1,017,264 ($0.20 per share) during the comparable prior period.

(c)      Liquidity and Capital Resources.
         -------------------------------

         Meridian's available cash and marketable securities at December 31, 2000 were approximately $5,256,000, as compared to approximately $68,000 at December 31, 1999. The increase is primarily attributable to the proceeds of Meridian's issuance of its Series A Convertible Note to U.S. Bancorp in June 2000 and, to a lesser extent, to increased sales of Meridian's products.

         As a result of the U.S. Bancorp financing, management believes that it has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the introduction and growth of its sports refresher drink for at least the next 12 months. In addition, Meridian believes that operations will contribute to cash flow during the same period.

ITEM 7. FINANCIAL STATEMENTS.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

Independent Auditors' Report...........................................F-2 - F-3

Consolidated Balance Sheet...................................................F-4

Consolidated Statement of Operations.........................................F-5

Consolidated Statement of Stockholders' Deficiency...........................F-6

Consolidated Statement of Cash Flows.........................................F-7

Notes to Consolidated Financial Statements............................F-8 - F-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Meridian USA Holdings, Inc. and Subsidiaries


We have  audited the  accompanying  consolidated  balance  sheet of Meridian USA
Holdings, Inc. and subsidiaries as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian USA Holdings, Inc. and subsidiary, for the year ended December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.





                                                    /S/ Radin Glass & Co., LLP
                                                    Radin Glass & Co., LLP
                                                    Certified Public Accountants



New York, New York
March 6, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Meridian USA Holdings, Inc. and Subsidiaries


We have  audited the  accompanying  consolidated  balance  sheet of Meridian USA
Holdings, Inc. and subsidiaries as of December 31,1999, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian USA Holdings, Inc. and subsidiary, for the year ended December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                                   /S/ Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants




New York, New York
March 30, 2000

                   MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $ 1,456,684
  Marketable securities - available-for-sale                          3,799,694
  Accounts receivable, net                                              103,970
  Inventory                                                             103,267
  Prepaid expenses                                                      115,299
                                                                    ------------
    Total current assets                                              5,578,914

Property and equipment, net                                             144,370

Deferred financing costs, net                                           276,223

Licensing agreement, net                                                152,532

Deposits                                                                 11,046
                                                                    ------------

                                                                    $ 6,163,085
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                                  $   191,228
  Accrued expenses and other current liabilities                        310,635
  Current portion of note payable                                         3,066
                                                                    ------------
    Total current liabilities                                           504,929
                                                                    ------------

Note payable, net of current portion                                     11,993

Convertible note payable, net of discount                             7,377,618

Commitments and contingency                                                   -

Stockholders' deficiency:
     Series I convertible preferred stock,
       par value $1.00  -  authorized 100,000 shares,
       3,500 shares issued and outstanding                                3,500
     Series II convertible preferred stock, par value
       $.01 - authorized 8,500 shares, no shares issued
       and outstanding                                                        -
     Common stock, par value $.001 - authorized 40,000,000
       shares, issued and outstanding 6,376,399                           6,377
     Additional paid-in capital                                       4,590,150
     Deferred compensation                                              (82,891)
     Accumulated other comprehensive income -
       unrealized gain on marketable securities                          60,992
     Accumulated deficit                                             (6,309,583)
                                                                    ------------
        Total stockholders' deficiency                               (1,731,455)
                                                                    ------------

                                                                    $ 6,163,085
                                                                    ============


                 See notes to consolidated financial statements

                           MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Years Ended December 31,
                                                -------------------------------------------
                                                        2000                   1999
                                                -------------------    --------------------
Net sales                                       $        1,023,946     $           395,980

Cost of goods sold                                         598,389                 268,654
                                                -------------------    --------------------

Gross profit                                               425,557                 127,326

Selling, general and administrative                      3,662,514               1,139,441
                                                -------------------    --------------------

Loss from operations                                    (3,236,957)             (1,012,115)

Other income (expense):
  Investment income                                        159,234                     225
  Interest expense                                        (990,600)                 (5,374)
                                                -------------------    --------------------

Other expenses, net                                       (831,366)                 (5,149)
                                                -------------------    --------------------

Net loss                                        $       (4,068,323)    $        (1,017,264)
                                                ===================    ====================

Net loss per common share - basic and diluted   $            (0.66)    $             (0.20)
                                                ===================    ====================

Weighted average number of common shares
  outstanding - basic and diluted                        6,139,122               5,210,546
                                                ===================    ====================

Other comprehensive loss:

Net loss                                        $       (4,068,323)    $        (1,017,264)

Unrealized gain from marketable securities                  60,992                       -
                                                -------------------    --------------------

Comprehensive loss                              $       (4,007,331)    $        (1,017,264)
                                                ===================    ====================


                        See notes to consolidated financial statements

                                                        MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                  Series I Convertible                          Unrealized
                                Common Stock       Preferred Stock    Additional                 Gain on                  Total
                            -------------------- ---------------------  Paid-In    Deferred      Certain   Accumulated Stockholders'
                              Shares    Amount     Shares    Amount    Capital    Compensation  Investments   Deficit    Deficiency
                            ----------- -------- ---------- ---------- ---------- ------------  ----------- ----------- ------------
Balance, December 31, 1998     771,056  $   771          -  $       -  $ 630,968  $         -   $        -  $ (702,496)  $  (70,757)

Issuance of convertible
  preferred stock from
  reverse merger                     -        -      3,500      3,500          -            -            -           -        3,500
Issuance of common stock
 from reverse merger         3,026,794    3,027          -          -          -            -            -           -        3,027
Issuance of common stock        47,150       47          -          -     47,103            -            -           -       47,150
Exercise of common stock
  purchase warrants            850,000      850          -          -    849,150            -            -           -      850,000
Issuance of common stock
  related to reverse
  acquisition                  620,000      620          -          -       (620)           -            -           -            -
Stock dividend                 521,500      522          -          -    520,978            -            -    (521,500)           -
Repurchase of common
  stock                       (100,000)    (100)         -          -    (49,900)           -            -           -      (50,000)
Issuance of warrants for
  license agreement                  -        -          -          -    176,000            -            -           -      176,000
Net loss                             -        -          -          -          -            -            -  (1,017,264)  (1,017,264)
                            ----------- -------- ---------- ---------- ---------- ------------  ----------- ----------- ------------

Balance, December 31,
  1999                       5,736,500    5,737      3,500      3,500  2,173,679            -            -  (2,241,260)     (58,344)

Issuance of common stock       450,000      450          -          -    449,550            -            -           -      450,000

Capital contributions                -        -          -          -    116,044            -            -           -      116,044

Issuance of options for
  services                           -        -          -          -    105,020      (82,891)           -           -       22,129

Issuance of common stock
  for services                 164,899      165          -          -    362,960            -            -           -      363,125

Effect of change in fair
  value of available-for
  -sale securities                   -        -          -          -          -            -       60,992           -       60,992

Issuance of warrants with
  convertible notes                  -        -          -          -  1,357,922            -            -           -    1,357,922

Exercise of stock purchase
  option                        25,000       25          -          -     24,975            -            -           -       25,000

Net loss                             -        -          -          -          -            -            -  (4,068,323)  (4,068,323)
                            ----------- -------- ---------- ---------- ---------- ------------  ----------- ----------- ------------
Balance, December 31, 2000   6,376,399  $ 6,377      3,500  $   3,500  $4,590,150 $   (82,891)  $   60,992 $(6,309,583) $(1,731,455)
                            =========== ======== ========== ========== ========== ============  =========== =========== ============


   See notes to consolidated financial statements
                        F-6

                                 MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                                              --------------------------------
                                                                                  2000              1999
                                                                              --------------   ---------------
Cash flows from operating activities:
     Net loss                                                                 $  (4,068,323)   $   (1,017,264)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                            363,329            14,198
           Common stock and options issued for services                             385,254                 -
           Amortization of debt discount                                            735,541                 -
     Changes in current assets and liabilities:
        Accounts receivable                                                         (60,677)          (29,054)
        Inventory                                                                   (56,083)          (47,184)
        Prepaid expenses                                                           (115,299)                -
        Deposits                                                                    (11,046)            3,001
        Accounts payable                                                             38,878            73,191
        Accrued expenses and other current liabilities                              (31,110)          336,403
                                                                              --------------   ---------------
Net cash used in operating activities                                            (2,819,536)         (666,709)
                                                                              --------------   ---------------

Cash flows from investing activities:
        Purchase of marketable securities                                        (3,738,702)                -
        Repayment of advances to officers                                            99,000                 -
        Capital expenditures                                                       (155,213)                -
                                                                              --------------   ---------------
Net cash used in investing activities                                            (3,794,915)                -
                                                                              --------------   ---------------

Cash flows from financing activities:
        Repayment of advances from stockholders                                           -          (149,000)
        Proceeds from loans payable                                                  17,184                 -
        Principal payments on notes payable                                          (2,125)                -
        Proceeds from convertible notes                                           8,000,000                 -
        Debt issue costs                                                           (602,667)                -
        Repurchase of common stock                                                        -           (50,000)
        Proceeds from issuance of common stock and warrants                         475,000           897,150
        Capital contribution                                                        116,044                 -
                                                                              --------------   ---------------
Net cash provided by financing activities                                         8,003,436           698,150
                                                                              --------------   ---------------

Net increase in cash                                                              1,388,985            31,441

Cash, beginning of year                                                              67,699            36,258
                                                                              --------------   ---------------

Cash, end of period                                                           $   1,456,684    $       67,699
                                                                              ==============   ===============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                         $      36,971    $            -
                                                                              ==============   ===============
     Income taxes                                                             $           -    $            -
                                                                              ==============   ===============

Non-Cash Flow Investing and Financing Activities:
     Issuance of common stock and convertible preferred stock
        in reverse merger                                                     $           -    $        3,377
                                                                              ==============   ===============
     Issuance of common stock related to reverse merger                       $           -    $          620
                                                                              ==============   ===============
     Issuance of warrants in conjunction with convertible note payable        $   1,357,922    $            -
                                                                              ==============   ===============
     Issuance of warrants for licensing agreement                             $           -    $      176,000
                                                                              ==============   ===============

                                  See notes to consolidated financial statements
                                                    F-7

                  MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.   ORGANIZATION:

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

     During January 1999, Old Fashioned was acquired by Meridian USA Holdings, Inc. ("Meridian" or the "Company"), a Florida corporation, for 3,026,794 shares of Meridian common stock and 3,500 shares of its Series I Convertible Preferred Stock (the "Exchange") for all of the shares of Old Fashioned and its subsidiaries. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Old Fashioned, pursuant to which Old Fashioned is treated as the continuing entity.

     In August 1999, the Company formed ChampionLyte, Inc. ("ChampionLyte"), a New York corporation, to market its sugar-free, calorie-free, sports refresher beverage, ChampionLyte. The Company did not commence sales activities until the fourth quarter of 2000.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

b. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

d. Marketable securities - Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income (loss), which is a component of stockholders' deficiency. At December 31, 2000, the Company's portfolio consisted of U.S. government agency securities.

e. Revenue recognition - Revenues are recognized as products are received by customers.

f. Inventory - Inventory are stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2000 predominately all inventory on-hand was finished goods.

g.        Property  and  equipment - Property  and  equipment is stated at cost.
          Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the appropriate lease.

h. Concentration of risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

i. Income taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

j. Net loss per share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

k. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

l. Licensing agreement - The licensing agreement is amortized on a straight-line basis over ten years.

m. Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2000 and 1999 amounted to $973,550 and $64,120, respectively.

n. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

o. Stock options - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for those options issued to non-employees for consulting services.

p. Comprehensive income - The Company has adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficiency and in the balance sheet as of component of stockholders' deficiency.

q.        Recent accounting pronouncements

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statement." SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied to financial statements no later than the fourth quarter of 2001. We do not believe that the application of SAB 101 will have a material effect on our financial position or results of operations.

          In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The interpretation clarifies the application of Accounting Principles Board Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. We do not anticipate that the adoption of this interpretation will have a material effect on our financial position or results of operations.

3.   RELATED PARTY TRANSACTIONS

     As of December 31, 1999 the Company has a receivable of $99,000 due from two officers of the Company. Such advances are short-term in nature and do not bear interest. Such advances were applied against other monies due to officers during the year ended December 31, 2000.


4.   PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                          December 31,
                                                   -------------------------
                                     Useful Life      2000          1999
                                     -----------   -----------   -----------
 Carts                                 5 Years     $   62,500    $   62,500
 Office Furniture and Equipment        5 Years         63,604        18,096
 Coolers                               5 Years         17,046             -
 Leasehold Improvements                5 Years         23,579             -
 Vehicles                              5 Years         67,757         2,800
                                                   -----------   -----------
                                                      234,486        83,396
 Accumulated Depreciation                             (90,116)      (74,954)
                                                   -----------   -----------
                                                   $  144,370    $    8,442
                                                   ===========   ===========

Depreciation expense was $19,285 and $8,331 for the years ended December 31, 2000 and 1999, respectively.


5.   LICENSING AGREEMENT

     The Company entered into a ten year license agreement, effective January 20, 1999, and as amended in October 1999, with Cumberland Packing Corp. ("Cumberland"), a New York corporation, for the right to use their "Sweet `N
Low" Trademark in order to market the Company's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products.

  Licensing agreement as of December 31, 2000 and 1999 is as follows:

                                                       December 31,
                                                 ------------------------
                                   Useful Life      2000         1999
                                   -----------   -----------  -----------
  Licensing Agreement               10 Years     $  176,000   $  176,000
  Less: accumulated amortization                     23,467        5,867
                                                 -----------  -----------
                                                 $  152,533   $  170,133
                                                 ===========  ===========

(See Note 8 for equity rights and Note 13 for minimum royalty commitments.)


6.   NOTE PAYABLE

     In May 2000, the Company entered into a note payable of $17,184, the proceeds for which were used to acquire a vehicle. Such borrowing is secured by the vehicle and bears interest at 9% per annum, payable in sixty monthly installments.



7.   CONVERTIBLE NOTE PAYABLE

     On June 16, 2000, the Company entered into a convertible debt agreement with a bank. Such agreement includes a convertible note payable for $8,000,000. This note bears interest at 5.00% per annum and is automatically converted on June 15, 2001. The note may be converted prior to its mandatory conversion date by either the Company or the note holder upon satisfaction of certain conditions. The note is convertible into Series II Convertible Preferred Stock at one share for each $1,000 in debt, including accrued interest. The Company received net proceeds of $7,366,334 and recorded deferred financing costs of $602,666, to be amortized over one year. In the event the Company is sold or liquidated while any principal amount of the note is outstanding, the note will be due upon demand, including accrued interest. On May 11, 2000, the Company received bridge financing from the same note holders for $500,000, which debt was satisfied upon issuance of the convertible note. The Company has recorded $31,000 in interest expense related to the bridge financing.

     Along with the convertible note, the Company issued 698,948 warrants to acquire shares of the Company's common stock. The warrants are exercisable at $1.75 per share and expire seven years from the date of issuance. The Company has recorded these warrants as a discount to the convertible note for $1,357,922. The discount was derived from the Black-Scholes option-pricing model based on the following assumptions: expected stock price volatility of 128%; risk-free interest rate of 5.70%; and an expected 7-year life. The discount will be amortized as interest expense over one year. With respect to such discount, the Company recorded amortization expense of $735,540 for the period ended December 31, 2000.

8.   STOCKHOLDERS' DEFICIENCY

     In April 1999, the Company completed a self underwritten Regulation "D" Private Placement Offering of 49,150 shares of common stock, at the price of $1.00 per share, and 850,000 Common Stock Purchase Warrants ("Warrants"), at a price of $.001 per warrant. As of December 31, 1999, all of the holders' of the warrants had converted to common stock at a conversion price of $1.00 per share.

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

     In September 1999, in connection with the Cumberland agreement, the Company has granted warrants to purchase 385,000 (increase from 350,000 shares as a result of the 10% stock dividend) shares of the Company's common stock at an exercise price equal to the greater of $2.50 per share or 50% of the average trading price for the Company's shares during the twenty days prior to the exercise of the warrants. The warrants expire on December 31, 2008 and management has estimated the value of the warrants, based on the Black-Scholes option-pricing model, in order to record $176,000 of deferred licensing cost. The deferred licensing cost is being amortized on a straight-line basis over ten years from the date the warrants were granted. Amortization expense charged to operations for the years ended December 31, 1999 and 2000 was approximately $5,900 and $17,600.

     From March 1, 2000 through June 30, 2000, the Company sold 450,000 shares of its restricted common stock at $1.00 per share and 250,000 options to purchase common stock for $450,000. The exercise price of the options issued was between $0.50 and $1.00 per share of common stock.

     On April 20, 2000, the Company issued 5,000 shares of its restricted common stock to a consultant. The Company has recorded $5,000 in compensation to reflect this transaction.

     On June 16, 2000, the Company amended its articles of incorporation to designate Series II Convertible Preferred Stock ("Series II"). The Company authorized 8,500 shares of Series II stock, $.01 par value. Series II stock accrues preferred dividends at 5% per annum and each share is convertible in to approximately 588 shares of the Company's common stock based upon a $1.70 conversion price where each Series II share converts into a $1,000 unit of common stock. The conversion price may be adjusted one year from the date of issuance. The adjusted conversion price would be the lower of $1.70 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have the right of mandatory redemption ten years from the date of issuance.

     On August 16, 2000, options to purchase 25,000 shares of restricted common stock were exercised at $1.00 per share.

     On August 17, 2000, with the approval of the shareholders of the Company, the number of authorized common shares was increased from 20,000,000 to 40,000,000.

     On September 27, 2000, the Company issued 120,000 shares of restricted common stock to a consultant for services rendered. The Company valued the restricted common stock at $264,000 and recorded compensation expense.

     In fourth quarter of 2000, the Company issued 40,000 shares of its restricted common stock to members of its board of directors and advisory board as well as shares to an executive. The Company recorded $94,125 in compensation to reflect this issuance.


9.   CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of preferred stock at .001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. The Company has designated 100,000 shares of convertible preferred stock as Series I. Each outstanding share of Series I Preferred Stock is convertible into 330 shares of common stock (increased from 300 as a result of the September 1999 stock dividend). As of December 31, 2000 and 1999, 3,500 shares of such convertible preferred stock were issued and outstanding.


10.  STOCK OPTION PLAN

     In August 1999 the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provides the Board of Directors the right to grant options to purchase up to a total of 100,000 share of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company the number of shares available under the 1999 Option Plan was increased to 1,000,000. During fiscal year 2000, 84,810 options have been granted under the 1999 Option Plan. No options were outstanding as of December 31, 1999. As of December 31, 2000, 340,000 non-plan options were issued and outstanding.

     For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2000: annual dividends of $0.00, expected volatility of 128%, risk-free interest rate of 5.7% and expected lives varying on the option agreement.

     If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's net loss would have been approximately, ($4,330,000) and ($0.70) per share for the year ended December 31, 2000. The value of the employee stock options not vested is approximately $29,000. Such stock options predominately vest over the next four years.

     The following tables summarize the Company's fixed stock options activity at December 31, 2000:

Employee and Director's Stock Options:

                                              Options Outstanding                            Options Exercisable
                             ------------------------------------------------------    ---------------------------------
                                                     Weighted
                                                     Average            Weighted                             Weighted
                                                    Remaining           Average                              Average
                                  Number             Life (In           Exercise           Number            Exercise
                               Outstanding            Years)             Price           Exercisable          Price
                             -----------------    ---------------     -------------    ----------------    -------------
Outstanding at December
31, 1998                                    -                  -                 -                  -                 -
    Granted                           100,000                  -                 -                  -                 -
    Exercised                               -                  -                 -                  -                 -
    Expired or cancelled             (100,000)                 -                 -                  -                 -
Outstanding at December
31, 1999                                    -                  -                 -                  -                 -
    Granted                           200,000               9.55              1.00            180,000              1.00
    Exercised                               -                  -                 -                  -                 -
    Expired or cancelled                    -                  -                 -                  -                 -
                             -----------------                                         ----------------
Outstanding at December
31, 2000                              200,000                                                 180,000
                             =================                                         ================


Non-Employee Stock Options:

                                              Options Outstanding                            Options Exercisable
                             ------------------------------------------------------    ---------------------------------
                                                    Weighted
                                                     Average            Weighted                             Weighted
                                                    Remaining           Average                              Average
                                  Number             Life (In           Exercise           Number            Exercise
                               Outstanding            Years)             Price           Exercisable          Price
                             -----------------    ---------------     -------------    ----------------    -------------
Outstanding at December
31, 1998                                    -                  -                 -                   -                -
    Granted                            10,000                .50              2.27              10,000             2.27
    Exercised                               -                  -                 -                   -                -
    Expired or cancelled                    -                  -                 -                   -                -
Outstanding at December
31, 1999                               10,000                .50              2.27              10,000             2.27
    Granted                           211,000               3.06               .67             172,000              .70
    Exercised                         (25,000)                 -              1.00                   -                -
    Expired or cancelled                    -                  -                 -                   -                -
                             -----------------                                         ----------------
Outstanding at December
31, 2000                              196,000                                                  182,000
                             =================                                         ================

     The non-employee stock options outstanding vest over the next year. The compensation expense attributed to the issuance of these stock options will be amortized over the next 12 months. The weighted average life of these options is approximately three years.


11.      INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2000 and 1999, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                        December 31,
                                                ----------------------------
                                                     2000         1999
                                                -------------  -------------
  Taxes benefit computed at statutory rate      $ (1,239,000)  $   (429,000)
  Losses for which no tax benefit realized         1,239,000        429,000
                                                -------------  -------------
  Net income tax benefit                        $          -   $          -
                                                =============  =============

     The Company has a net operating loss carryforward for tax purposes totaling approximately $3,941,000 at December 31, 2000 expiring through the year 2020.

     Listed below are the tax effects of the items related to the Company's net tax asset:


                                                        December 31, 2000
                                                        -----------------
  Tax benefit of net operating loss carryforward        $      1,537,000
  Valuation Allowance                                         (1,537,000)
                                                        -----------------
  Net deferred tax asset recorded                       $              -
                                                        =================


12.      SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. Prior to January 1, 2000, the Company operated in principally one segment, its syrup products. To date however, with the inclusion of the Company's isotonic refresher products it views that there is now effectively two operating segments. Key financial information by operating segment for December 31, 2000 and for the year then ended is as follows:

                                                                     Isotonic       Adjustments (1)         Consolidated
                                                     Syrup           Refresher
                                                 --------------    -------------    -----------------     -----------------
    Year Ended December 31, 2000:
    Net sales to unaffiliated customers       $        997,663  $        26,283  $                 -   $         1,023,946
    Interest income                                          -                -              159,234               159,234
    Interest expense                                         -                -              990,600               990,600
    Depreciation                                             -              394               18,891                19,285
    Segment loss                                     2,371,741          147,358            1,549,224             4,068,323
    Segment assets                                     411,983          214,503            5,536,599             6,163,085
    Long-lived asset expenditures                            -           17,046              138,167               155,213

(1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.


13.  COMMITMENTS AND CONTINGENCY

     Commitments:

     Operating Leases - On October 3, 2000, the Company entered into a five year lease for office space. The lease commenced on November 1, 2000 and monthly rental payments are approximately $5,256. The monthly rent will increase approximately 3% per annum over the term of the lease. The future minimum lease payments are as follows:

                 2001                          $         59,797
                 2002                                    61,591
                 2003                                    63,755
                 2004                                    67,245
                 2005                                    57,432
                                               ------------------
                                               $        309,820
                                               ==================

     Rent expense for the years ended December 31, 2000 and 1999 totaled $35,816 and $30,245 respectively.

     Employment Contracts:

     In November 1999, the Company entered into five-year employment agreements with its two senior executives. Such agreements call for initial annual compensation of $175,000 with an increase in the second year of the agreement to $250,000. Any further salary increases will be at the discretion of the Board of Directors.

     On March 15, 2000, the Company entered into an employment agreement with an executive. The agreement is for a term of two years with an annual compensation of $90,000. Such executive will also be entitled to 1.5% of sales net of all discounts, claims, allowances and bad debts. Additionally, this individual will be granted 5,000 shares of the Company's common stock after the thirtieth day of employment, such shares were subsequently issued in November 2000 (see Note 8, Stockholders' Deficiency).

     On October 2, 2000, the Company entered into an agreement with its vice president of finance for a term of one year. Under the agreement, this individual will receive a salary of $90,000 per year. The Company also has agreed to cover reasonably expected benefits and to issue 20,000 options to purchase shares of the Company's common stock at $1.00 per share vesting at a rate of 5,000 options per year commencing September 30, 2001.

     Consulting Agreements:

     On October 1, 2000, the Company entered into a five year consulting agreement with a consultant. The consultant will provide sales and marketing services. The Company paid 100,000 upon signing this agreement, for services previously rendered, and will pay an additional $250,000 in equal monthly installments over the term of the agreement.

     On November 7, 2000, the Company entered into a one-year endorsement agreement with a professional athlete. This agreement gives the Company the rights to utilize this individual's likeness in its ChampionLyte product advertisements. The individual received $60,000 and 10,000 options to acquire shares of the Company's common stock. The cash portion was recorded as a prepaid expense and will be amortized over the term of the agreement. The options are exercisable at $0.50 per share and the Company recorded approximately $20,100 in deferred compensation that is amortized over the term of the agreement. At December 31, 2000, the Company recorded approximately $13,300 in compensation in relation to this agreement.

     Also, on November 7, 2000, the Company entered into a one-year agreement with a consultant for sports marketing services. The Company paid $10,000 and will issue to the consultant 28,000 options to purchase shares of the Company's restricted common stock at $0.50 per share. These options will be issued at a rate of 7,000 options per quarter with the first 7,000 issued upon the execution of the agreement. The Company has recorded approximately $60,000 in deferred compensation to record the value of the options issued, such deferral shall be expensed over the term of the agreement. At December 31, 2000, the Company has recorded compensation of approximately $11,700 due to this agreement. On December 18, 2000, the Company entered into a one-year consulting agreement with a public relations firm. Under this agreement, the consultant will receive a $2,000 a month retainer. Additionally, the consultant has received 18,000 options to acquire shares of the Company's common stock. The options are exercisable at $0.50 per share and vest ninety days after the date of issuance, and the Company has recorded approximately $19,000 in deferred compensation and $3,000 in compensation expense.

     Royalty Agreements

     Pursuant to various agreements, the Company is obligated to pay royalties for use of certain licensed amounts based upon a percentage of net sales, subject to an annual minimum guaranteed royalty. Future minimum royalty payments under all noncancellble agreements as of December 31, 2000 are as follows:

                         2001                  $          65,000
                         2002                             80,000
                         2003                            100,000
                         2004                            115,000
                         2005                            130,000
                      Thereafter                         495,000
                                                   --------------
                                               $         985,000
                                                   ==============

     Contingency:

     The Company is currently the defendant in an action currently pending in the Circuit Court of Palm Beach County, Florida. The plaintiff is seeking a finders fee related to the U.S. Bancorp financing transaction that took place in June 2000. The amount sought is $50,000 plus 200,000 shares of the Company's common stock. The Company denies any liability for the claim and on December 7, 2000 the Court granted the Company's motion for summary judgment; the case is currently under appeal. The Company believes the suit is without merit and intends to defend its position vigorously.


14.  SUBSEQUENT EVENT

     On January 10, 2001, U.S. Bancorp converted the $8,000,000 note it held along with all accrued interest into 8,230 shares of Series II Convertible Preferred Stock (See Note 7).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 18, 2001, the Board of Directors of Meridian USA Holdings, Inc. (the "Company") approved the dismissal of Feldman Sherb & Co., P.C ("Feldman Sherb") as its independent accountants and auditors of record for the financial statements as of and for the year ended December 31, 2000.

         The reports of Feldman Sherb on the Company's financial statements for the years ended December 31, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1999 and December 31, 1998, and in the subsequent interim periods, there were no disagreements between the Company and Feldman Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Feldman Sherb, would have caused Feldman Sherb to make reference to the matter in their reports.

         On January 18, 2001, the Board of Directors of the Company approved the engagement of Radin, Glass & Co., LLP ("Radin Glass") of New York, New York, to replace Feldman Sherb as the Company's independent auditors. The Company had not retained Radin Glass during any of the previous years to consult on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of a disagreement with the prior accountants or a reportable event under the Securities laws.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS

(a)      Executive Officers and Directors.
         --------------------------------

         Our current executive officers and directors and their ages and positions as of March 15, 2001, are as follows:

  NAME                    AGE          POSITION
  ----                    ---          --------
  Alan Posner             55           Chief Executive  Officer, Chief Financial
                                       Officer, Secretary and Director
  Mark Streisfeld         51           President, Director
  Joel Flig(1),(2)        47           Director
  Gene Kreuscher          58           Director
  Steven Kreuscher        36           Senior Vice President - Sales
  David Ravich            72           Director
  Ronald Shapss(2)        54           Director
  Christopher Valleau     30           Vice President - Finance
 ---------------------
 (1) Member of Audit Committee
 (2) Member of Compensation Committee

         The principal occupation, title and business experience of Meridian's executive officers and directors during the last five years, including the names and locations of employers, is indicated below:

         ALAN POSNER was elected as CEO, Secretary and Chairman of the Board of Directors on February 24, 1999. Prior to that he was co-founder and has served as CEO/Secretary/Treasurer of The Old Fashioned Syrup Company, Inc., its subsidiaries and predecessors since 1994. From 1973 to 1985, Mr. Posner was employed in various professional and administrative capacities, including having served as the Senior Associate Administrator at Brookdale Hospital Medical Center in Brooklyn, New York. From 1985 to 1993, he was a principal of Medical Care Administration, Inc. and Healthrac, Inc., multi-service medical providers, medical management and consulting firms. From 1991 to 1994, Mr. Posner was a member of the New York City Mayor's Advisory Committee for Emergency Medical Services. He is a member of the American College of Health Care Administrators, the American Public Health Association and the New York Association for Ambulatory Care. Mr. Posner received dual Bachelor of Science degrees (Biology and Nursing) in 1971 and a Masters of Science in Health Care Administration in 1973 from the State University of New York at Stony Brook. From 1965 to 1968 he served in the U.S. Naval Hospital Corps.

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

         JOEL FLIG, a director of Meridian  since  August  1999,  is the founder
(1989) and CEO of Financial Solutions Group, Ltd., a New York based company engaged nationwide in placement of senior debt. Since 1998 he has been a director of Sparta Surgical Supply Co. Prior to his current business entity, Mr. Flig was a member of the Board of Directors and Executive Vice President of Aspen Financial, Inc. (a bank holding company) and from 1981 to September 1988 he was First Vice President of Union Chelsea National Bank (NY). From 1977 through May 1981 he served in a variety of executive capacities at Republic National Bank (NY) and began his banking career in the Management Development program at Chase Manhattan Bank (NY) in 1974. Mr. Flig received a B.B.A. degree in 1977 from the Bernard Baruch College of the City of New York, and his MBA-Finance from St. John's University (NY).

         GENE KREUSCHER was elected to the Board of Directors in February 2001 by the Directors to fill a vacancy. He will stand for election by the stockholders at the 2001 Annual Meeting of Stockholders. Mr. Kreuscher has also been engaged by the Company to directs its plans to develop and market a chocolate drink product. Prior to joining the Company, Mr. Kreuscher was the former president of the soft drink division of Austin Nichol's & Company, a subsidiary of French-based Pernod Ricard. That division was responsible for the manufacturing, distribution, sales and marketing of Yoo-Hoo and Orangina soft drinks. Prior to joining Yoo-Hoo, Mr. Kreuscher held various executive positions with Canada Dry, C&C Cola and Kirsch/No-Cal Beverages, Inc.

         STEVEN KREUSCHER joined the Company in March 2000 as Senior Vice President of Sales. Prior to joining the Company, Mr. Kreuscher served in increasingly responsible positions at Yoo-Hoo Chocolate Beverage Company/Austin Nichols & Co., Soft Drinks from 1986 until 1999. While representing Yoo-Hoo, Mr. Kreuscher was promoted from District Sales Manager NY/NJ to Divisional Sales Manager Northeast to National Accounts Manager. Mr. Kreuscher received his MBA in 1997 at Dowling College (NY). In 1986, he received a Bachelor of Science degree in marketing from St. John's University (NY). Mr. Kreuscher is the son of Gene Kreuscher.

         DAVID RAVICH has been a member of the Board of Directors since August 2000. He has been a practicing attorney in New Jersey since 1954. From 1966 until his recent retirement, he was the senior and founding partner of Ravich, Koster, Tobin, Oleckman, Reitman & Greenstein, P.A., located in Rahway, New Jersey. Mr. Ravich received his undergraduate degree from the University of Pennsylvania and his law degree from the Rutgers University School of Law.

         RONALD SHAPSS, a director of Meridian since August 1999, is the founder of Ronald Shapss Corporate Services, Inc. (RSCS) a company engaged in consolidating fragmented industries since 1992. RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc. and Consolidated Delivery & Logistics, Inc . Mr. Shapss was also the founder of Coach USA, Inc. and, from 1997 to 1999, served on the advisory boards of Consolidated Partners Founding Fund, LLC and 1+ USA, Inc., which founded Advanced Communications Group, Inc. (now Worldpages.com), an Internet directory whose shares trade on the New York Stock Exchange. From 1997 until 1999, he was a consultant and a member of the Board of Directors of Frontline Communications Corporation (NASDAQ: FCC). Mr. Shapss is a member of the New York Bar, having graduated from Brooklyn Law School.

         CHRISTOPHER VALLEAU joined the Company as Vice President-Finance in October 2000. Immediately prior to that, he was a Senior Staff Accountant for the New York and Florida-based certified public accounting firm, Feldman, Sherb & Co., P.C., for whom he managed the Florida client base, including Meridian. He had joined Feldman Sherb as a staff accountant in 1997. Prior to that, he had been Assistant Controller (1994-1996) and Controller (1996-1997) of Ocean World Lines, Inc. in New York City. Mr. Valleau is a licensed Certified Public Accountant in New York. He received a Bachelors of Business Administration degree from Pace University (Pleasantville, New York).

(b)      Board of Directors.
         ------------------

         Directors of the Company are elected annually to serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are appointed by, and serve at the discretion of, the Board of Directors for a term beginning after the first regular meeting of the Board of Directors following the annual meeting of shareholders and until their respective successors are duly appointed and qualified.

         There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

         During the fiscal year ended December 31, 2000, there were two (2) meetings of the Board of Directors.

(c)      Board Committees.
         ----------------

         Audit Committee. The Audit Committee was created in May 2000, with the responsibility of recommending to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit with the independent auditors; (ii) reviewing the Company's financial condition and results of operations with management and the independent auditors; (iii) considering the adequacy of the Company's internal accounting and control procedures; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The Committee currently consists of Messrs. Flig and one vacancy.

         Compensation Committee. The Compensation Committee was created in May 2000, with responsibility for reviewing and advising the Board with respect to executive compensation affecting corporate officers subject to Section 162(m) of the Internal Revenue Code and such other executives as the Company's management may deem appropriate. The Committee also has responsibility for administration of the 1999 Stock Incentive Plan and compensation intended as performance-based compensation under the Code. The Committee also has the responsibility to fix all salaries, grant all stock options and approve all employment agreements for executives who are, or are expected to become, subject to Section 162(m). The Committee currently consists of Messrs. Flig and Shapss.

ITEM 10. EXECUTIVE COMPENSATION.

(a)      Compensation.
         ------------

The following table sets forth, for the Company's last fiscal year, the annual and long-term compensation of those persons who were, at December 31, 2000, the Executive Officers of the Company.

                                               Annual Compensation                    Long Term Compensation
                                                                                                     All Other
Name and Principal Position       Fiscal Year        Salary      Bonus ($)      Options (#)        Compensation
---------------------------       -----------     -----------    ---------      -----------        ------------

Mark Streisfeld, President              2000        $133,334           -0-          50,000             $49,500


Alan Posner, CEO and Chairman           2000        $133,334           -0-          50,000             $49,500


All Directors and Executive
Officers as a Group (6 persons)         2000        $266,668           -0-         180,000              $4,500

(b)      Director Compensation.
         ---------------------

         Directors of the Company received a fee of $1,500 for each Board of Directors meeting attended in 2000. In addition, Directors were reimbursed for any of their travel expenses to and from such meetings.

         Compensation Committee Interlocks and Insider Participation. None of our executive officers has served as a member of a compensation committee or board of directors of any other entity, which has an executive officer serving as a member of the board of directors.


(c)      Ongoing Plans or Arrangement.
         ----------------------------

         1.       Stock Option Plan.

                  In August 1999, Meridian adopted an Incentive Stock Option Plan. Under the Plan, the Board is authorized to issue up to 100,000 options to purchase Meridian's stock to its employees, directors, consultants and agents in each year during the term of the Plan. On August 17, 2000, with the approval of the shareholders of the Company the number of options to be granted under the Plan was increased to 1,000,000. The options granted under the Plan may be qualified or non-qualified. 411,000 options were granted under the Plan in 2000. In 2000, Meridian agreed to issue 20,000 options per year for five (5) years to each of Mark Streisfeld and Alan Posner in connection with their employment contracts, with the first Installment to be issued on October 31, 2000.

         2.       Employment Contracts.

                  Meridian has entered into employment contracts with the following individuals:


                  (i)      Alan Posner

                           In January 2000, the Company  entered into a four (4)
year employment contract with Alan Posner to serve as Chief Executive Officer. Under the Agreement, Mr. Posner receives a base salary of $125,000 per year through October 31, 2000, $175,000 per year from November 1, 2000 through October 31, 2001 and $250,000 per year from November 1, 2001 through October 31, 2004. Pursuant to a separate agreement, Mr. Posner has agreed to defer $75,500 of compensation due to him in 1999 to 2000. In addition, Meridian has agreed to issue Mr. Posner a total of 100,000 stock options under its 1999 Incentive Stock Option Plan in five (5) equal annual installments of 20,000 options each, commencing October 31, 2000.

                  (ii)     Mark Streisfeld

                           In January 2000, the Company  entered into a four (4)
year employment contract with Mark Streisfeld to serve as its president. Under the Agreement, Mr. Streisfeld receives a base salary of $125,000 per year through October 31, 2000, $175,000 per year from November 1, 2000 through October 31, 2001 and $250,000 per year from November 1, 2001 through October 31, 2004. Pursuant to a separate agreement, Mr. Streisfeld has agreed to defer $75,500 of compensation due to him in 1999 to 2000. In addition, Meridian has agreed to issue Mr. Streisfeld a total of 100,000 stock options under its 1999 Incentive Stock Option Plan in five (5) equal annual installments of 20,000 options each, commencing October 31, 2000.

                  (iii)    Steven Kreuscher

                           On  March  15,  2000,  the  Company  entered  into an
agreement with Steven Kreuscher as vice president of sales for a term of two (2) years. Under the Agreement, Mr. Kreuscher will receive a salary of $90,000 per year plus sales commissions of 1% of net shipments by the Company during the term of his employment. Meridian has also agreed to provide an automobile expense allowance and to issue Mr. Kreuscher 5,000 shares of its Common Stock upon completion of the 30th day of his employment.


                  (iv)  Christopher Valleau

                           On October  2,  2000,  the  Company  entered  into an
agreement with Christopher Valleau as vice  president-finance  for a term of one
(1) year. Under the Agreement, Mr. Valleau receives a salary of $90,000 per year. The Company has also agreed to provide an automobile expense allowance and to issue Mr. Valleau 20,000 stock options, vesting 5,000 options per year.

                  (v)   Gene Kreuscher

                           On February  1, 2001,  the  Company  entered  into an
agreement with Gene Kreuscher as Project Director for the Company's proposed new chocolate drink product. The Agreement is terminable at any time upon thirty
(30) days written notice. Under the Agreement, Mr. Kreuscher receives a salary of $5,000 per month, plus options to purchase 50,000 shares of the Company's common stock at $0.01 per share. Mr. Kreuscher will perform his services primarily out of is own office in Bohemia, New York.

(d)      Report on Repricing of Options/SARS.
         -----------------------------------

         Meridian has not repriced any options or stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

         The following table provides information as of March 15, 2001 as to the ownership of common stock by: (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the common stock; (ii) each director and nominee for election as a director of the Company; (iii) each of the Company's executive officers; and (iv) all directors and executive officers of the Company as a group:



                                                                             Shares of Common
                            Number of Shares                                 Stock Obtainable
                            of Common stock          Percent of Common      Under Stock Options
Name and Title of            Beneficially            Stock Beneficially         Currently            Exercise of
Shareholder                     Owned(1)                   Owned              Outstanding(2)        Stock Options
-----------------           ----------------         ------------------     -------------------     -------------
Alan Posner(3)
(CEO and Director)                1,000,291                17.5%                  70,000                   $1.00

Mark Streisfeld(5)
(President and Director)          1,112,791                17.5%                  70,000                   $1.00
Paul Galant (7)
(Director)                          335,000                 5.3%                  25,000                   $1.00
Joel Flig(8)
(Director)                            5,000                  -0-                   5,000                   $1.00
Ronald Shapss(9)
(Director)                          225,972                 3.5%                  50,000                   $1.00
David Ravich(10)
(Director)                            5,000                  -0-                     -0-                      -0-
Gene Kreuscher(12)
(Director)                            5,000                  -0-                  50,000                   $0.01

Steven Kreuscher(13)
(Sr. Vice Pres. - Sales)              5,000                  -0-                     -0-                      -0-

Christopher Valleau(11)
(Vice Pres. - Finance)                   -0-                 -0-                  20,000                   $1.00

All Directors and Officers
as a Group (8 Persons)            2,694,054                                      265,000

---------------------------------------

(1) Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) All Stock Options expire on May 1, 2010. The options for Messrs. Streisfeld and Posner include 20,000 incentive stock options issuable as of October 31, 2000 under their employment agreements which were not issued until 2001.

(3) The address for Mr. Posner is c/o Meridian USA Holdings, Inc., 1356 N.W. 2nd Avenue, Boca Raton, FL 33432.

(4) Excludes 577,500 shares of common stock which are issuable to Mr. Posner upon conversion of his 1,750 shares of Series I Preferred Stock.

(5) The address for Mr. Streisfeld is c/o Meridian USA Holdings, Inc., 1356 N.W. 2nd Avenue, Boca Raton, FL 33432.

(6) Excludes 577,500 shares of common stock which are issuable to Mr. Streisfeld upon conversion of his 1,750 shares of Series I Preferred Stock.

(7) The address for Mr. Galant is 470 N.E. 25th Terrace, Boca Raton, FL 33431.

(8) The address for Mr. Flig is 160 East 61st Street, New York, NY 10021.

(9) The address for Mr. Shapss is 75 Montebello Road, Suffern, NY 10901-3746.

(10)The address for Mr. Ravich is 3827 Red Maple Circle, Delray Beach, FL 33445.

(11)The address for Mr. Valleau is 8761 Wiles Road, 17-201, Coral Springs, FL 33067.

(12) The address for Gene Kreuscher is 69 Kenwood Road, Bohemia, NY 11716.

(13) The address for Steve Kreuscher is 3 East Park, Bayport, NY 11715.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS

         Meridian has no relationships or transactions required to be disclosed pursuant to this Item.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) The following documents are filed as exhibits to this registration statement:

         EXHIBIT  DESCRIPTION

         3.1   Articles of Incorporation, as amended.*
         3.2   By-Laws.*
         10.1 Employment Agreement dated October 2, 2000 between Christopher A. Valleau and Meridian USA Holdings, Inc.*
         10.2  Stock Option Agreement dated October 2, 2000 between  Christopher
               A. Valleau and Meridian USA Holdings, Inc.*
         10.3 Consulting Agreement dated September 6, 2000 between MarketVoice, Inc. and Meridian USA Holdings, Inc.*
         10.4 Lease Agreement dated November 1, 2000 between D&H Partnership and Meridian USA Holdings, Inc.*
         10.5 Agreement dated February 1, 2000 between United Sports Fans of America and ChampionLyte, Inc.*
         10.6 Supplier Agreement dated July 12, 1999 between Beverage House, Inc., and The Old Fashioned Syrup Company, Inc.*
         10.7 Loan agreement dated May 11, 2000, between U.S. Bancorp Libra and Meridian USA Holdings, Inc.*
         10.8 Securities Purchase Agreement dated June 16, 2000 between Meridian USA Holdings, Inc. and U.S. Bancorp Investments, Inc.*
         10.9 Registration Rights Agreement dated June 16, 2000 between Meridian USA Holdings, Inc. and U.S. Bancorp Investments, Inc.*
         10.10 Investor Rights Agreement dated June 16, 2000 between Meridian USA Holdings, Inc. and U.S. Bancorp Investments, Inc.*

         10.11 Securityholders Agreement dated June 16, 2000 among Meridian USA Holdings, Inc., Alan Posner, Mark Streisfeld, Paul Galant, Joel Flig, Ronald Shapss and U.S. Bancorp Investments, Inc.*
         10.12 Employment Agreement dated January 2000 between Mark Streisfeld and Meridian USA Holdings, Inc.*
         10.13 Employment Agreement dated January 2000 between Alan Posner and Meridian USA Holdings, Inc.*
         10.14 Employment Agreement dated March 15, 2000 between Steve Kreuscher and Meridian USA Holdings, Inc.*
         10.15 Employment Agreement dated February 1,2001 between Gene Kreuscher and Meridian USA Holdings, Inc.**
         10.16 Amended and Restated License Agreement dated September 24, 1999 between Cumberland Packing Corp. and The Old Fashioned Syrup Company, Inc.*
         10.17 Agreement dated June 1999 between Francis Anthony and The Old Fashioned Syrup Company, Inc.*
         21.1  Subsidiaries of Meridian USA Holdings, Inc.*
         23.1  Consent of Feldman Sherb & Company,P.C.,independent accountants.*
----------------------
*        Previously  filed.
**       Filed  herewith.

(b)      Reports on Form 8-K.
         -------------------

         No Current Reports on Form 8-K were filed by the Company during the last quarter of fiscal year 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2001.

                                       MERIDIAN USA HOLDINGS, INC.


                                       By:/s/
                                            ------------------------------------
                                       Mark  Streisfeld, President and  Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30 day of March, 2001.

Principal Executive Officer:

/s/Mark Streisfeld
----------------------------------
Mark  Streisfeld
President and Director

/s/Christopher A. Valleau
----------------------------------
Christopher A. Valleau
Principal Financial Officer and
Principal Accounting Officer

/s/Alan Posner
----------------------------------
Alan Posner
Secretary, Chief Executive Officer
and Director

/s/Joel Flig
----------------------------------
Joel Flig
Director

/s/Gene Kreuscher
----------------------------------
Gene Kreuscher
Director

/s/David Ravich
----------------------------------
David Ravich
Director

/s/Ronald Shapss
----------------------------------
Ronald Shapss
Director