Form 10QSB
period 2001-03-31
MERIDIAN USA HOLDINGS INC
filed 2001-05-15
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of April 30, 2001, the issuer had issued and outstanding 6,381,399 shares of its common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):   Yes     No   X

                           MERIDIAN USA HOLDINGS, INC.
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1  Consolidated Financial Statements

   Consolidated Balance Sheet at March 31, 2001 (unaudited)                   3

   Consolidated Statements of Operations for the three
     months ended March 31, 2001 and 2000 (unaudited)                         4

   Consolidated Statements of Cash Flows for the three
     months ended March 31, 2001 and 2000 (unaudited)                         5

   Notes to Consolidated Financial Statements                                 6

Item 2 Management's discussion and analysis or plan of operations             8

PART II -         OTHER INFORMATION

Item 1  Legal proceedings                                                     9

Item 2  Changes in securities and use of proceeds                             9

Item 3  Defaults upon senior securities                                       9

Item 4  Submission of matters to a vote of security holders                   9

Item 5  Other events                                                          9

Item 6(a)  Exhibits                                                           9

Item 6(b)  Reports of Form 8-K                                                9

Signatures                                                                   10

                  MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                  $       352,615
     Marketable securities - available-for-sale                       3,833,795
     Accounts receivable, net                                           103,350
     Inventory                                                          127,802
     Prepaid expenses                                                   131,019
                                                                ----------------
        Total current assets                                          4,548,581

Property and equipment, net                                             174,615

Licensing agreement, net                                                148,132

Deposits                                                                 11,246
                                                                ----------------

                                                                $     4,882,574
                                                                ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                           $       200,413
     Accrued expenses and other current liabilities                      78,146
     Current portion of note payable                                      3,135
                                                                ----------------
        Total current liabilities                                       281,694
                                                                ----------------

Note payable, net of current portion                                     11,183

Series II redeemable convertible preferred stock, par
  value $.01 - authorized 8,500 shares, 8,230 shares
  issued and outstanding                                              8,229,727

Commitments and contingency                                                   -

Stockholders' deficiency:
  Series I convertible preferred stock,  par value
    $1.00 - authorized 100,000 shares, 3,500 shares
    issued and outstanding                                                3,500
  Common stock, par value $.001 - authorized 40,000,000
    shares, issued and outstanding 6,381,399                              6,382
  Additional paid-in capital                                          4,606,885
  Deferred compensation                                                 (63,239)
  Accumulated other comprehensive income - unrealized
    gain on marketable securities                                        73,443
     Accumulated deficit                                             (8,267,001)
                                                                ----------------
        Total stockholders' deficiency                               (3,640,030)
                                                                ----------------

                                                                $     4,882,574
                                                                ================


                 See notes to consolidated financial statements
                                       -3-

                           MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          Three Months Ended March 31,
                                                   -------------------------------------------
                                                           2001                   2000
                                                   --------------------   --------------------
                                                       (Unaudited)            (Unaudited)
Net sales                                          $           239,038    $           408,572

Cost of goods sold                                             144,207                236,704
                                                   --------------------   --------------------

Gross profit                                                    94,831                171,868

Selling, general and administrative                          1,210,039                441,521
                                                   --------------------   --------------------

Loss from operations                                        (1,115,208)              (269,653)

Other income (expense):
  Investment income                                             69,788                  2,328
  Interest expense                                             (13,393)                     -
  Expenses relating to the conversion of notes
    to Series II Convertible Preferred Stock                  (898,605)                     -
                                                   --------------------   --------------------

Other expenses, net                                           (842,210)                 2,328
                                                   --------------------   --------------------

Net loss                                                    (1,957,418)              (267,325)

Series II preferred dividends                                   93,727                      -
                                                   --------------------   --------------------

Net loss available to common shareholders          $        (2,051,145)   $          (267,325)
                                                   ====================   ====================
Loss per common share available to shareholders
  - basic and diluted                              $             (0.32)   $             (0.04)
                                                   ====================   ====================

Weighted average number of common shares
  outstanding - basic and diluted                            6,378,899              6,041,500
                                                   ====================   ====================

Other comprehensive loss:

Net loss                                           $        (1,957,418)   $          (267,325)

Unrealized gain from marketable securities                      73,443                      -
                                                   --------------------   --------------------

Comprehensive loss                                 $        (1,883,975)   $          (267,325)
                                                   ====================   ====================


                          See notes to consolidated financial statements
                                                -4-

                            MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                            ----------------------------------------
                                                                   2001                  2000
                                                            ------------------    ------------------
                                                                (Unaudited)           (Unaudited)
Cash flows from operating activities:
     Net loss                                               $      (1,957,418)    $        (267,325)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization                            290,546                 6,511
             Common stock and options issued for services              36,393                 8,125
             Amortization of debt discount                            635,442                     -
     Changes in current assets and liabilities:
         Accounts receivable                                              620              (300,998)
         Inventory                                                    (24,535)                    -
         Prepaid expenses                                             (15,720)                    -
         Deposits                                                        (200)                    -
         Accounts payable                                               9,185                57,977
         Accrued expenses and other current liabilities               (15,823)               70,064
                                                            ------------------    ------------------
Net cash used in operating activities                              (1,041,510)             (425,646)
                                                            ------------------    ------------------

Cash flows from investing activities:
         Purchase of marketable securities                            (21,650)                    -
         Capital expenditures                                         (40,168)               (5,000)
                                                            ------------------    ------------------
Net cash used in investing activities                                 (61,818)               (5,000)
                                                            ------------------    ------------------

Cash flows from financing activities:
         Sale of common stock                                               -               450,000
         Principal payments on notes payable                             (741)                    -
         Capital contribution                                               -               116,044
                                                            ------------------    ------------------
Net cash used in     financing activities                                (741)              566,044
                                                            ------------------    ------------------

Net decrease in cash                                               (1,104,069)              135,398

Cash, beginning of year                                             1,456,684                67,699
                                                            ------------------    ------------------

Cash, end of period                                         $         352,615     $         203,097
                                                            ==================    ==================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                       $          13,393     $               -
                                                            ==================    ==================
     Income taxes                                           $               -     $               -
                                                            ==================    ==================

Noncash investing and financing activities:
     Conversion of note payable to Series II preferred
       stock                                                $       8,229,727     $               -
                                                            ==================    ==================




                           See notes to consolidated financial statements
                                                 -5-

                  MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been included.

The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

CONVERTIBLE NOTES PAYABLE

On January 8, 2001, US Bancorp converted its $8,000,000 convertible note along with accrued interest of $229,727 into 8,230 shares of the Company's Series II Convertible Preferred Stock. The Company amortized $622,382, the remaining balance of the discount on such note. Additionally, the Company expensed the balance of the deferred finance charges of $276,223, which were attributable to the issuance of the convertible note.

As of March 31, 2001, had the Company's board of directors declared dividends, the Company would have accrued $93,727 in dividends on its Series II Convertible Preferred Stock. Such dividends accrue at the rate of 5% per annum.


STOCKHOLDERS' DEFICIENCY

On January 11, 2001, the Company issued 3,810 options to acquire shares of the Company's common stock pursuant to a one-year consulting agreement. These options were valued at $6,740 or approximately $1.77 per option which was imputed using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 104%; risk-free interest rate of 5.70%; and an expected life of one year. The value of the options was recorded as deferred compensation and will be amortized of the duration of the consulting agreement. As of March 31, 2001, the Company has recorded compensation of $1,685.

In February 2001, the Company issued 5,000 shares to a member of its board of directors. Such shares were valued at an aggregate of $10,000 or $2.00 per share. Such amount was recorded as compensation.

Additionally, the Company has recorded $19,652 in compensation expense for options issued in 2000 for which the services performed in 2001; these expenses were recorded as deferred compensation at December 31, 2000.


CONTINGENCY

In July 2000, an action was commenced in Florida Circuit Court against the Company by an individual claiming to be entitled to a "finder's fee" in connection with the financing transaction between the Company and U.S. Bancorp Investments, Inc. The individual claims he is entitled to $50,000 plus 200,000 shares of the Company's common stock. The Circuit Court has dismissed the action and the individual plaintiff has appealed that decision. The Company denies the allegations and intends to vigorously defend its position.


SUBSEQUENT EVENTS

In May 2001, the Company purchased back from a consultant 95,000 shares of its own common stock for $25,000. Such shares were placed into treasury and retired. Additionally, the remaining term of the consultant's agreement was terminated at the time of the repurchase of the shares.

Item 2   Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

Meridian's net sales revenues for the three months ended March 31, 2001 were $239,038, as compared to $408,572 in the comparable period of 2000. The decrease was attributable to both the Company's focus on marketing its new product, ChampionLyte (TM), and the occurrence of a few large orders in the first quarter of 2000 which proved to be one time orders. Meridian's gross margin decreased from 42% in the three months ended March 31, 2000 to 40% in the comparable 2001 period. This decrease was attributable primarily to the continued change in the mix of Meridian's customers from individual retail outlets to large national chains, which places greater pressures on pricing to the Company.

Selling, general and administrative expenses increased from $441,521 in the first quarter of 2000 to $2,108,644 in the first quarter of 2001. The major element of that increase was noncash interest and amortization costs of $898,605 for the three months ended March 31, 2001, associated with the conversion of the U.S. Bancorp note into shares of the Company's Series II Convertible Preferred Stock in January 2001. The remaining increases in expenses were primarily related to: (i) an increase in advertising and media expenses from approximately $92,000 for the three months ended March 31, 2000 to approximately $586,000 in the comparable 2001 period to support the Company's product lines, particularly the introduction of the Company's ChampionLyte (TM) product; (ii) the hiring of sales and other administrative personnel to support the expansion of the Company's product line resulted in incremental period-to-period costs of approximately $114,000 for the three months ended March 31, 2001; (iii) a period-to-period increase in administrative costs associated with our continued growth of approximately $133,000, related to insurance, office supplies, professional fees and various other administrative expenses; and (iv) an increase in noncash compensation costs of approximately $28,000 for the three months ended March 31, 2001, as compared to the comparable period of 2000 associated with the issuance of Common Stock for consulting services rendered.

Meridian had a net loss available to common shareholders of $2,051,145 ($0.32 per share) during the three months ended March 31, 2001, as compared to a net loss available to common shareholders of $267,325 ($0.04 per share) during the comparable prior period.


LIQUIDITY AND CAPITAL RESOURCES

Meridian's available cash and marketable securities at March 31, 2001 were approximately $4,187,000, as compared to approximately $203,000 at March 31, 2000. The increase in primarily attributable to the proceeds of Meridian's issuance of its Series A Convertible Note to U.S. Bancorp Investments, Inc. in June 2000.

As a result of the U.S. Bancorp financing, management believes that is has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the introduction and growth of its sports refresher drink for at least the next 12 months. In addition, Meridian believes that operations will increasingly contribute to cash flow during the same period.

PART II - OTHER INFORMATION

Item 1            Legal Proceedings

         In July 2000, an action was commenced against Meridian in Florida Circuit Court, Palm Beach County, by an individual claiming to be entitled to a "finder's fee" in connection with the financing transaction between Meridian and U.S. Bancorp Investments, Inc. The individual claims he is entitled to $50,000 plus 200,000 shares of Meridian's Common Stock. The Court granted the Company's motion for summary judgment on this case and dismissed the action. The individual has appealed that decision and the appeal is currently pending. Meridian denies the allegations of the claim and has asserted affirmative defenses and set-off claims. Meridian intends to continue to defend its interests in this action vigorously.

Item 2            Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2001, Meridian issued 5,000 shares of its unregistered common stock to a director of the company and recorded compensation of $10,000.

Item 3   Defaults Upon Senior Securities

         None.

Item 4   Submissions of Matters to a Vote of Security Holders

         None

Item 5   Other Events

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         None

         (b) Reports on Form 8-K

             On January 19, 2001, the Company filed a Form 8-K to report a change in its independent auditors. On January 18, 2001, the Company dismissed Feldman Sherb & Co., P.C. as its independent auditors and concurrently retained Radin, Glass and Co, LLP.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                          MERIDIAN USA HOLDINGS, INC.


                                        By:/s/ Mark Streisfeld
                                           -------------------------------------
                                           Mark Streisfeld, President

                                        By:/s/ Christopher A. Valleau
                                           -------------------------------------
                                           Christopher A. Valleau, V.P., Finance

Date: May  15, 2001