Form 10KSB/A
period 2000-12-31
MERIDIAN USA HOLDINGS INC
filed 2001-06-08
CIK 1093819

As Filed on June 8, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

q.        Recent accounting pronouncements

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statement." SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 was applied to the financial statements in the fourth quarter of 2000. The application of SAB 101 did not have a material effect on our financial position or results of operations.

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

                                      MERIDIAN USA HOLDINGS, INC.


                                      By:/s/Mark Streisfeld
                                         ---------------------------------------
                                         Mark Streisfeld, President and Director

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