Form 10QSB
period 2001-06-30
MERIDIAN USA HOLDINGS INC
filed 2001-08-13
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2001

[   ]    Transition report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934 for the transition period from __________ to __________

                           Commission File No. 0-28223

                           MERIDIAN USA HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Florida                                                65-0510294
         -------                                                ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of July 31, 2001, the issuer had issued and outstanding 6,291,399 shares of its common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one): Yes       No   X

                           MERIDIAN USA HOLDINGS, INC.
                              INDEX TO FORM 10-QSB

PART I -  FINANCIAL INFORMATION                                     PAGE NO.

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheet at June 30, 2001
          (unaudited)                                                    3

          Consolidated Statements of Operations for the
          three and six months ended June 30, 2001 and
          2000 (unaudited)                                               4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000 (unaudited)                5

          Notes to Consolidated Financial Statements                     6

Item 2    Management's discussion and analysis or plan of
          operations                                                     8

PART II - OTHER INFORMATION

Item 1    Legal proceedings                                              9

Item 2    Changes in securities and use of proceeds                      9

Item 3    Defaults upon senior securities                                9

Item 4    Submission of matters to a vote of security holders            9

Item 5    Other events                                                   9

Item 6(a) Exhibits                                                       9

Item 6(b) Reports on Form 8-K                                            9

Signatures                                                              10

                  MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                  $       458,191
     Marketable securities - available-for-sale                       2,580,733
     Accounts receivable, net                                           175,225
     Inventory                                                          205,245
     Prepaid expenses                                                    62,393
                                                                ----------------
        Total current assets                                          3,481,787

Property and equipment, net                                             191,477

Licensing agreement, net                                                143,733

Deposits                                                                 23,746
                                                                ----------------

                                                                $     3,840,743
                                                                ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                           $       286,613
     Accrued expenses and other current liabilities                      83,875
     Current portion of note payable                                      2,928
                                                                ----------------
        Total current liabilities                                       373,416
                                                                ----------------

Note payable, net of current portion                                     10,633

Series II redeemable convertible preferred stock,
     par value $.01 - authorized 8,500 shares,
     8,230 shares issued and outstanding                              8,229,727

Commitments and contingency                                                   -

Stockholders' deficiency:
     Series I convertible preferred stock,  par
          value $1.00  -  authorized 100,000 shares,
          3,500 shares issued and outstanding                             3,500
     Common stock, par value $.001 - authorized
          40,000,000 shares, issued and outstanding
          6,291,399                                                       6,292
     Additional paid-in capital                                       4,612,085
     Deferred compensation                                              (34,464)
     Accumulated other comprehensive income -
          unrealized gain on marketable securities                       28,917
     Accumulated deficit                                             (9,389,363)
                                                                ----------------
        Total stockholders' deficiency                               (4,773,033)
                                                                ----------------

                                                                $     3,840,743
                                                                ================


                 See notes to consolidated financial statements

                                    MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                               -----------------------------   -----------------------------
                                                                   2001            2000            2001            2000
                                                               -------------   -------------   -------------   -------------
                                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net sales                                                      $    398,252    $    263,156    $    637,290    $    671,728

Cost of goods sold                                                  247,945         179,928         392,152         416,632
                                                               -------------   -------------   -------------   -------------

Gross profit                                                        150,307          83,228         245,138         255,096

Selling, general and administrative                               1,382,174         615,810       2,592,213       1,057,331
                                                               -------------   -------------   -------------   -------------

Loss from operations                                             (1,231,867)       (532,582)     (2,347,075)       (802,235)

Other income (expense):
  Investment income                                                 109,822           9,960         179,610          12,288
  Interest expense                                                     (317)              -         (13,710)              -
  Expenses relating to conversion of notes to
   Series II preferred stock                                              -               -        (898,605)              -
                                                               -------------   -------------   -------------   -------------

Other expenses, net                                                 109,505           9,960        (732,705)         12,288
                                                               -------------   -------------   -------------   -------------

Net loss                                                         (1,122,362)       (522,622)     (3,079,780)       (789,947)

Series II preferred dividends                                       104,015               -         197,742               -
                                                               -------------   -------------   -------------   -------------

Net loss available to common shareholders                      $ (1,226,377)   $   (522,622)   $ (3,277,522)   $   (789,947)
                                                               =============   =============   =============   =============
Loss per common share available to shareholders
  - basic and diluted                                                 (0.19)   $      (0.08)   $      (0.52)   $      (0.13)
                                                               =============   =============   =============   =============

Weighted average number of common shares
  outstanding - basic and diluted                                 6,335,149       6,191,399       6,353,542       6,116,416
                                                               =============   =============   =============   =============

Other comprehensive loss:

Net loss                                                       $ (1,122,362)   $   (522,622)   $ (3,079,780)   $   (789,947)

Unrealized gain (loss) from marketable securities                    28,917               -               -          (6,888)
                                                               -------------   -------------   -------------   -------------

Comprehensive loss                                             $ (1,093,445)   $   (522,622)   $ (3,079,780)   $   (796,835)
                                                               =============   =============   =============   =============








                                        See notes to consolidated financial statements
                                                              -4-

                                 MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended June 30,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
                                                                                 (Unaudited)       (Unaudited)
Cash flows from operating activities:
     Net loss                                                                  $    (3,079,780)   $     (789,947)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                               307,922            38,133
           Common stock and options issued for services                                 95,277             8,125
           Amortization of debt discount                                               635,442            56,580
     Changes in current assets and liabilities:
        Accounts receivable                                                            (71,255)         (165,701)
        Inventory                                                                     (101,978)          (21,528)
        Prepaid expenses                                                                52,906                 -
        Deposits                                                                       (12,700)                -
        Accounts payable                                                                95,385            64,279
        Accrued expenses and other current liabilities                                 (10,093)         (148,256)
                                                                               ----------------   ---------------
Net cash used in operating activities                                               (2,088,874)         (958,315)
                                                                               ----------------   ---------------
Cash flows from investing activities:
        Purchase of marketable securities                                            1,186,886        (6,688,639)
        Repurchase of shares for settlement of consulting agreement                    (25,000)                -
        Capital expenditures                                                           (70,007)          (43,522)
                                                                               ----------------   ---------------
Net cash used in investing activities                                                1,091,879        (6,732,161)
                                                                               ----------------   ---------------
Cash flows from financing activities:
        Sale of common stock                                                                 -           450,000
        Proceeds from notes payable                                                          -            17,184
        Principal payments on notes payable                                             (1,498)             (689)
        Proceeds from issuance of convertible notes                                          -         7,366,334
        Debt issue costs                                                                     -            31,000
        Capital contribution                                                                 -           116,044
                                                                               ----------------   ---------------
Net cash used in financing activities                                                   (1,498)        7,979,873
                                                                               ----------------   ---------------

Net decrease in cash                                                                  (998,493)          289,397

Cash, beginning of year                                                              1,456,684            67,699
                                                                               ----------------   ---------------

Cash, end of period                                                            $       458,191    $      357,096
                                                                               ================   ===============
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                          $             -    $            -
                                                                               ================   ===============
     Income taxes                                                              $             -    $            -
                                                                               ================   ===============

Noncash investing and financing activities:
     Conversion of note payable to Series II preferred stock                   $     8,229,727    $            -
                                                                               ================   ===============
     Issuance of warrants in conjunction with convertible notes payable        $             -    $    1,023,940
                                                                               ================   ===============

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000 have been included.

The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

As of June 30, 2001, had the Company's board of directors declared dividends, the Company would have accrued $197,742 in dividends on its Series II Convertible Preferred Stock. Such dividends accrue at the rate of 5% per annum.

STOCKHOLDERS' DEFICIENCY

On January 11, 2001, the Company issued 3,810 options to acquire shares of the Company's common stock pursuant to a one-year consulting agreement. These options were valued at $6,740 or approximately $1.77 per option, which was imputed using the Black-Scholes option-pricing model with the following assumptions: expected stock price volatility of 104%; risk-free interest rate of 5.70%; and an expected life of one year. The value of the options was recorded as deferred compensation and will be amortized of the duration of the consulting agreement. As of March 31, 2001, the Company has recorded compensation of $1,685.

On April 16, 2001, the Company issued 50,000 options to acquire shares of the Company's common stock pursuant to a member of its board of directors. Such options are exercisable at $0.10 per share. These options were valued at $23,585 or approximately $0.47 per option which was imputed using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 123%; risk-free interest rate of 5.00%; and an expected life of four years. The value of the options was recorded as compensation as of June 30, 2001.

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

In June 2001, the Company issued 5,000 shares to a member of its advisory board. Such shares were valued at an aggregate of $6,525 or $1.31 per share. Such amount was recorded as compensation.

Additionally, the Company has recorded $28,936 in compensation expense for options issued in 2000 for which the services performed in 2001; these expenses were recorded as deferred compensation at December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

Item 2   Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

Meridian's net sales revenues for the six months ended June 30, 2001 were $637,290, as compared to $671,728 in the comparable period of 2000. For the quarter ended June 30, 2001 revenues were $398,252 as compared to 263,156. The decrease for the six month ended period was attributable to both the Company's focus on marketing its new product, ChampionLyte (TM), and the occurrence of a few large orders in the first quarter of 2000 that proved to be one-time orders. The increase in sales of $135,096 for the quarter ended June 30, 2001 is attributable to the Company's marketing efforts for its ChampionLyte (TM) product. Meridian's gross margin was 38% for the six months ended June 31, 2001 and 2000.

Selling, general and administrative expenses and other expenses, net, increased from $1,057,331 in the first half of 2000 to $3,324,918 in the first six months of 2001. For the quarter ended June 30, 2001 selling, general and administrative expenses and other expenses, net were $1,272,669 as compared to $605,850 for the comparable period in 2000. A major element of that increase was noncash interest and amortization costs of $898,605 for the six months ended June 30, 2001, associated with the conversion of the U.S. Bancorp note into shares of the Company's Series II Convertible Preferred Stock in January 2001. The remaining increases in expenses were primarily related to: (i) an increase in advertising and media expenses from approximately $224,000 and 33,000 for the six and three months ended June 30, 2000 to approximately $1,254,000 and 621,000 in the comparable 2001 periods to support the Company's product lines, particularly the introduction of the Company's ChampionLyte (TM) product; (ii) the hiring of sales and other administrative personnel to support the expansion of the Company's product line resulted in incremental period-to-period costs of approximately $271,000 and 141,000 for the six and three months ended June 30, 2001; (iii) a period-to-period increase in administrative costs associated with our continued growth of approximately $148,000 and 15,000 for the three and six months ended, June 30, 2001 related to insurance, office supplies, professional fees and various other administrative expenses; (iv) an increase in noncash compensation costs of approximately $87,000 and $48,000 for the six and three months ended June 30, 2001, as compared to the comparable period of 2000 associated with the issuance of Common Stock for consulting services rendered; offset by an increase in investment revenues of approximately $167,000 and $110,000 during the six and three months ended June 30, 2001.

Meridian had a net loss available to common shareholders of $3,277,522 ($0.52 per share) during the six months ended June 30, 2001 and a net loss available to shareholders, of $1,226,377 ($0.19) for the three months ended June 30, 2001 as compared to a net losses available to common shareholders of $789,947 ($0.13 per share) and $522,622 ($0.08)during the comparable prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Meridian's available cash and marketable securities at June 30, 2001 were approximately $3,039,000, as compared to approximately $7,039,000 at June 30, 2000. The decrease is primarily attributable to the increase in operating activities that were funded by the US Bancorp financing which occurred in June 2000.

As a result of the U.S. Bancorp financing, management believes that is has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the introduction and growth of its sports refresher drink for at least the next 9 months. In addition, Meridian believes that operations will increasingly contribute to cash flow during the same period.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2001, Meridian issued 5,000 shares of its unregistered common stock to a member of its advisory board and recorded compensation of $6,525.

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

             None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              MERIDIAN USA HOLDINGS, INC.


                              By:/s/ Mark Streisfeld
                                 Mark Streisfeld, President

                              By:/s/ Christopher A. Valleau
                                 Christopher A. Valleau, Vice President, Finance

Date: August  14, 2001