Form 10QSB
period 2001-09-30
CHAMPIONLYTE PRODUCTS INC
filed 2001-11-14
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d)of the Securities Exchange Act of
    1934 for the quarterly period ended:    September 30, 2001

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

                           Commission File No. 0-28223

                           CHAMPIONLYTE PRODUCTS, INC.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Florida                                           65-0510294
         -------                                           ----------
(State of Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                1356 N.W. Boca Raton Blvd., Boca Raton, FL 33432
                    (Address of Principal Executive Offices)

                                 (561) 417-6800
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       As of September 30, 2001, the issuer had issued and outstanding 6,296,399 shares of its common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                           CHAMPIONLYTE PRODUCTS, INC.
                     (FORMERLY MERIDIAN USA HOLDINGS, INC.)
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheet at September 30, 2001 (unaudited)     3

          Consolidated Statements of Operations for the three and nine
          months ended September 30, 2001 and 2000 (unaudited)             4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2001 and 2000 (unaudited)             5

          Notes to Consolidated Financial Statements                       6

Item 2    Management's discussion and analysis or plan of operations       8

PART II - OTHER INFORMATION

Item 1    Legal proceedings                                               10

Item 2    Changes in securities and use of proceeds                       10

Item 3    Defaults upon senior securities                                 10

Item 4    Submission of matters to a vote of security holders             10

Item 5    Other events                                                    10

Item 6(a) Exhibits                                                        10

Item 6(b) Reports of Form 8-K                                             10

Signatures                                                                11

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
             (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                    $     134,764
     Marketable securities - available-for-sale                       1,743,837
     Accounts receivable, net                                           137,388
     Inventory                                                          217,613
     Prepaid expenses                                                   161,587
                                                                  --------------
        Total current assets                                          2,395,190

Property and equipment, net                                             179,741

Licensing agreement, net                                                139,332

Deposits                                                                 11,246
                                                                  --------------
                                                                  $   2,725,509
                                                                  ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                             $     275,150
     Accrued expenses and other current liabilities                     133,994
     Current portion of note payable                                      3,279
                                                                  --------------
        Total current liabilities                                       412,423
                                                                  --------------

Note payable, net of current portion                                      9,507

Series II redeemable convertible preferred stock, par
     value $.01 - authorized 8,500 shares, 8,230
     shares issued and outstanding                                    8,229,727

Commitments and contingency                                                   -

Stockholders' deficiency:
     Series I convertible preferred stock,  par
          value $1.00  -  authorized 100,000 shares,
          3,500 shares issued and outstanding                             3,500
     Common stock, par value $.001 - authorized
          40,000,000 shares, issued and outstanding 6,296,399             6,297
     Additional paid-in capital                                       4,877,244
     Deferred compensation                                             (200,968)
     Accumulated other comprehensive income - unrealized
         gain on marketable securities                                   29,849
     Accumulated deficit                                            (10,642,070)
                                                                  --------------
        Total stockholders' deficiency                               (5,926,148)
                                                                  --------------

                                                                  $   2,725,509
                                                                  ==============


                 See notes to consolidated financial statements

                                   CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                              (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                                               --------------------------------  --------------------------------
                                                                    2001              2000            2001             2000
                                                               ---------------   --------------  ---------------   --------------
                                                                 (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
Net sales                                                      $      382,860    $     175,233   $    1,020,150    $     846,961

Cost of goods sold                                                    232,783          111,387          624,935          528,019
                                                               ---------------   --------------  ---------------   --------------

Gross profit                                                          150,077           63,846          395,215          318,942

Selling, general and administrative                                 1,427,427        1,121,331        4,019,640        2,125,610
                                                               ---------------   --------------  ---------------   --------------

Loss from operations                                               (1,277,350)      (1,057,485)     ( 3,624,425)      (1,806,668)

Other income (expense):
  Investment income                                                    24,943           30,946          204,553           43,234
  Interest expense                                                        299         (496,646)         (14,009)        (549,698)
  Expenses relating to conversion of notes to
    Series II preferred stock                                               -                -         (898,605)               -
                                                               ---------------   --------------  ---------------   --------------

Other expenses, net                                                    25,242         (465,700)        (708,061)        (506,464)
                                                               ---------------   --------------  ---------------   --------------

Net loss                                                           (1,252,108)      (1,523,185)      (4,332,487)      (2,313,132)

Series II preferred dividends                                         105,158                -          302,900                -
                                                               ---------------   --------------  ---------------   --------------

Net loss available to common shareholders                      $   (1,357,266)   $  (1,523,185)  $   (4,635,387)   $  (2,313,132)
                                                               ===============   ==============  ===============   ==============

Loss per common share available to shareholders
  - basic and diluted                                          $        (0.22)   $       (0.24)  $        (0.73)   $       (0.38)
                                                               ===============   ==============  ===============   ==============

Weighted average number of common shares
  outstanding - basic and diluted                                   6,293,899        6,248,066        6,335,899        6,160,299
                                                               ===============   ==============  ===============   ==============

Other comprehensive loss:

Net loss                                                       $   (1,252,108)   $  (1,523,185)  $   (4,332,487)   $  (2,313,132)

Unrealized gain (loss) from marketable securities                         932           49,119           29,849           42,231
                                                               ---------------   --------------  ---------------   --------------

Comprehensive loss                                             $   (1,251,176)   $  (1,474,066)  $   (4,302,637)   $  (2,270,901)
                                                               ===============   ==============  ===============   ==============









                                      See notes to consolidated financial statements
                                                            -4-

                               CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                         (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended September 30,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
                                                                                 (Unaudited)       (Unaudited)
Cash flows from operating activities:
     Net loss                                                                  $    (4,332,487)   $   (2,313,132)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                               325,494           193,199
           Common stock and options issued for services                                193,937           272,125
           Amortization of debt discount                                               635,442           396,060
     Changes in current assets and liabilities:
        Accounts receivable                                                            (33,418)         (104,762)
        Inventory                                                                     (114,346)          (27,226)
        Prepaid expenses                                                               (46,288)          (19,969)
        Deposits                                                                          (200)                -
        Accounts payable                                                                83,921           (48,792)
        Accrued expenses and other current liabilities                                  40,026           (93,564)
                                                                               ----------------   ---------------
Net cash used in operating activities                                               (3,247,919)       (1,746,061)
                                                                               ----------------   ---------------

Cash flows from investing activities:
        Purchase of marketable securities                                            2,024,714        (6,273,015)
        Repurchase of shares for settlement of consulting agreement                    (25,000)                -
        Capital expenditures                                                           (71,442)          (54,766)
                                                                               ----------------   ---------------
Net cash used in investing activities                                                1,928,272        (6,327,781)
                                                                               ----------------   ---------------

Cash flows from financing activities:
        Sale of common stock                                                                 -           475,000
        Proceeds from loans and notes payable                                                -            38,924
        Principal payments on notes payable                                             (2,273)           (1,172)
        Proceeds from issuance of convertible notes                                          -         8,000,000
        Debt issue costs                                                                     -          (602,666)
        Capital contribution                                                                 -           116,044
                                                                               ----------------   ---------------
Net cash used in financing activities                                                   (2,273)        8,026,130
                                                                               ----------------   ---------------

Net decrease in cash                                                                (1,321,920)          (47,712)

Cash, beginning of year                                                              1,456,684            67,699
                                                                               ----------------   ---------------

Cash, end of period                                                            $       134,764    $       19,987
                                                                               ================   ===============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                          $             -    $       36,971
                                                                               ================   ===============
     Income taxes                                                              $             -    $            -
                                                                               ================   ===============

Noncash investing and financing activities:
     Conversion of note payable to Series II preferred stock                   $     8,229,727    $            -
                                                                               ================   ===============
     Issuance of warrants in conjunction with convertible notes payable        $             -    $    1,023,940
                                                                               ================   ===============



                                See notes to consolidated financial statements
                                                      -5-

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
             (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000 have been included.

The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

DESCRIPTION OF BUSINESS

On October 3, 2001, with the majority consent of its shareholders, the Company changed its name from Meridian USA Holdings, Inc. to ChampionLyte Products, Inc.

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

As of June 30, 2001, had the Company's board of directors declared dividends, the Company would have accrued $302,900 in dividends on its Series II Convertible Preferred Stock. Such dividends accrue at the rate of 5% per annum.

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

In August 2001, the Company issued 5,000 shares of its unregistered common stock to a member of our advisory board and recorded compensation of $6,750.

During the quarter ended September 30, 2001, the Company issued 220,000 options to acquire shares of its common stock to consultants pursuant to agreements with terms ranging from six-months to one-year. The exercise price of these options range from $0.50 to $1.75. The Company valued the grant of these options at $258,414. Compensation is to be expensed over the term of the agreements. As of September 30, 2001, the Company has recorded $64,591 in compensation expense in relation to these consulting agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

SUBSEQUENT EVENTS

On October 1, 2001, the Company entered into an one-year employment agreement with its vice president of finance. Under this agreement the executive will be paid $95,000 and is entitled to all customary and usual benefits. Additionally, the executive has been issued 10,000 options to acquire shares of the Company's common stock at an exercise price of $0.60.

On October 3, 2001, a director of the Company exercised an option to purchase 50,000 shares of the Company's common stock at $0.10 per share. The Company received proceeds of $5,000 in regard to this exercise.

In October 2001, the Company entered into endorsement agreements with four professional athletes. The term for each of these agreements was one-year. The Company paid $42,000 and issued 50,000 options to acquire shares of its common stock at exercise prices ranging from $0.50 to $0.75.


Item 2   Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

ChampionLyte's net sales revenues for the nine months ended September 30, 2001 were $1,020,150, as compared to $846,961 in the comparable period of 2000. The increase was attributable to the Company's focus on marketing its new product,

ChampionLyte (TM). ChampionLyte's gross margin was 39% for the nine months ended September 30, 2001 and 38% for the nine months ended September 30, 2000.

Selling, general and administrative expenses and other expenses, net, increased from $2,632,074 in the first nine months of 2000 to $4,727,701 in the first nine months of 2001. A major element of that increase was noncash interest and amortization costs of $898,605 for the nine months ended September 30, 2001, associated with the conversion of the U.S. Bancorp note into shares of the Company's Series II Convertible Preferred Stock in January 2001. The remaining increases in expenses were primarily related to: (i) an increase in advertising and media expenses from approximately $601,000 for the nine months ended September 30, 2000 to approximately $1,908,000 in the comparable 2001 period to support the Company's product lines, particularly the introduction of the Company's ChampionLyte (TM) product; (ii) the hiring of sales and other administrative personnel to support the expansion of the Company's product line, resulting in incremental period-to-period costs of approximately $456,000 for the nine months ended September 30, 2001; (iii) a period-to-period increase in administrative costs associated with our continued growth of approximately $209,000, related to insurance, office supplies, professional fees and various other administrative expenses. Increases were partially offset by a decrease in noncash compensation costs of approximately $78,000 for the nine months ended September 30, 2001, as compared to the comparable period of 2000 associated with the issuance of Common Stock for consulting services rendered; and by an increase in investment revenues of approximately $161,000 and a decrease in interest expense of $536,000 during the nine months ended September 30, 2001.

ChampionLyte had a net loss available to common shareholders of $4,635,387 ($0.73 per share) during the nine months ended September 30, 2001, as compared to a net loss available to common shareholders of $2,313,132 ($0.38 per share) during the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

ChampionLyte's available cash and marketable securities at September 30, 2001 were approximately $1,879,000, as compared to approximately $6,335,000 at September 30, 2000. The decrease is primarily attributable to the increase in operating activities that were funded by the US Bancorp financing which occurred in June 2000.

Management believes that it has sufficient working captial to carry out its business plan for the operation and expansion of its sports refresher drink and syrup businesses for at least the next 12 months. Now that the initial roll-out stage of the Company's sports refresher drink product has been completed, the Company has implemented as substantial reduction in its advertising expenses, from approximately $228,000 per month to approximately $50,000 per month. This, together with additional cost cutting measures undertaken by the Company, have been adopted to ensure that our working capital will be sufficient to carry out our business plans beyond that 12 month period, even without the expected increased cash flow contribution from our operations in the coming year

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2001, ChampionLyte issued 5,000 shares of its unregistered common stock to a member of its advisory board and recorded compensation of $6,525.

         In May 2001, the Company purchased back from a consultant 95,000 shares of its own common stock for $25,000. Such shares were placed into treasury and retired.

         During the quarter ended September 30, 2001, the Company issued 5,000 shares of its unregistered common stock to a member of its advisory board and recorded compensation of $6,750.


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


                                             CHAMPIONLYTE PRODUCTS, INC.


                                             By:/s/ Mark Streisfeld
                                                 Mark Streisfeld, President

                                             By:/s/ Christopher A. Valleau
                                                Christopher A. Valleau,
                                                Vice President, Finance

Date: November 12, 2001