Form 10KSB
period 2001-12-31
CHAMPIONLYTE PRODUCTS INC
filed 2002-04-01
CIK 1093819

As Filed on March 31, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                                -----------------    -----------------

                         Commission file number 0-28223


                           CHAMPIONLYTE PRODUCTS, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Florida                                       65-0510294
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                           1356 N.W. Boca Raton Blvd.
                            Boca Raton, Florida 33431
                ------------------------------------------------
                        (Address of Principal (Zip Code)
                               Executive Offices)

                                 (561) 417-6800
                          ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

                              www.championlyte.com
                           ---------------------------
                               (Issuer's Website)

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

Yes    X          No
    -------          -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                 -------

ChampionLyte's revenues for the year ended December 31, 2001 were $1,245,107.

As of March 15, 2002, there were outstanding 7,501,399 shares of the registrant's Common Stock, $.001 par value, which is the only outstanding class of common equity of the Company. As of that date, the aggregate market value of the outstanding shares of Common Stock held by non-affiliates, based on the average of the closing bid and asked price of such Common Stock as quoted in the OTC Bulletin Board was approximately $2,763,150.

Transitional Small Business Disclosure Format (check one):

Yes    X          No
    -------          -------

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                           CHAMPIONLYTE PRODUCTS, INC.
                                2001 FORM 10-KSB
                                TABLE OF CONTENTS

                                                                        PAGE
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                         4

ITEM 2.   DESCRIPTION OF PROPERTY                                        10

ITEM 3.   LEGAL PROCEEDINGS                                              10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                      11

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                      11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION                                                 12

ITEM 7.   FINANCIAL STATEMENTS                                          F-1

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                       14

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS                                          14

ITEM 10.  EXECUTIVE COMPENSATION                                         17

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                               18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 19

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                         20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a)      Overview.

         ChampionLyte is a developing company engaged in the manufacture and sale of fat-free and sugar-free syrups and sports refresher drinks. The first product we brought to the market was chocolate syrup, which we began to sell in 1999 under the Sweet 'N Low(R) trademark, which we have licensed from Cumberland Packing Corp. In early 2000, we expanded our syrup product line by adding strawberry and vanilla creme flavors. In the third quarter of 2000, we introduced a sugar-free, fat-free and additive-free isotonic refresher drink under our own trademark, Champion Lyte(R).

(b)      The Formation of Our Business.

         1.  ChampionLyte Products, Inc.

         Meridian Holdings, Inc. ("Meridian") was incorporated in Florida in August 1994 for the purpose of merging, as the surviving entity, in a merger with a then public "shell" entity, MHI Telecommunications, Inc. ("MHI Telecom"). MHI Telecom was a Delaware corporation that had sold shares to the public pursuant to a Regulation "A" exemption from registration during 1969, under its original corporate name of Pilgrim Mills, Inc. From 1985 through August 1994, MHI Telecom had not actively been engaged in any business operations.

         In August 1994, the shareholders of MHI Telecom and Meridian approved a merger of MHI Telecom into Meridian and a simultaneous 1 for 40 reverse stock split of Meridian's outstanding shares. At the same time, the shareholders also authorized Meridian to raise working capital through an appropriate financing, and to acquire an operating business or otherwise engage in or conduct active business operations. Through the end of 1998, Meridian did not engage in any fund raising, other than the issuance of shares to certain shareholders in exchange for services and the advancement of minimal funds on behalf of Meridian.

         On December 3, 1999, Meridian Changed its name to Meridian USA Holdings, Inc. On October 1, 2001, the Company changed its name to ChampionLyte Products, Inc.

         2.  Purchase of Shares of The Old Fashioned Syrup Co., Inc.

         On January 8, 1999, Meridian entered into an Acquisition Agreement with The Old Fashioned Syrup Company, Inc. (the "Syrup Company"), under which Meridian issued 3,026,794 shares of Meridian's common stock to the shareholders of the Syrup Company in a tax-free exchange of shares. At the same time, Meridian entered into a Stock Purchase Agreement with a founder and current director of the Company, pursuant to which Meridian purchased 100,000 shares of its common stock from him for the sum of $50,000. The shares repurchased were retired by the Company.

         The Syrup Company, which was incorporated in Florida in November 1996, was founded by Alan Posner and Mark Streisfeld to manufacture and sell a sugar-free, fat-free chocolate flavored syrup they had developed. Commencing in 1998, the Syrup Company sold its syrup under its trademark The Old Fashioned Syrup Company(R). Shortly prior to the acquisition by Meridian, the Syrup Company entered into the license agreement with Cumberland Packing Corp. for use of the Sweet 'N Low trademark for its syrup product. The Syrup Company has two wholly-owned subsidiaries, The Old Fashioned Egg Cream Company, Inc. and The Original Egg Cream Company, Inc., both of which are Florida corporations.

         3.  ChampionLyte, Inc.

         In August 1999, we incorporated a new subsidiary under the name ChampionLyte, Inc. ChampionLyte, Inc. was formed to develop and market the

Company's sugar-free, fat-free and additive-free isotonic refresher drink. This product was introduced to the market in the third quarter of 2000 and sold under the Champion Lyte name.

(c)      Sweet 'N Low(R) License Agreement with Cumberland Packing Corp.

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

         In September 1999, the agreement was amended to delete a provision under which Cumberland had been granted a right to either match any offer to sell the Company's shares or receive 10% of the proceeds from any such sale. In lieu thereof, the Company granted Cumberland common stock purchase warrants to purchase 350,000 shares of the Company's common stock at the greater of $2.50 per share or the average daily trading price for the common stock during the 20 day period preceding exercise. These warrants expire at the same time as the license agreement. Pursuant to anti-dilution provisions in the warrants, the total number of Cumberland Warrants outstanding as of October 31, 2000 was 533,301. Assuming full conversion of the Series II Preferred Stock by U.S. Bancorp on December 31, 2001, the total warrants outstanding to Cumberland would be 844,567. (See "Description of Capital Stock -- Cumberland Warrants.")

(d)      Our Products and Service.

         1.  Sweet 'N Low(R) Brand Syrup.

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

         We found it difficult to obtain shelf space in food stores for our new product. However, we received positive reactions and reorders in stores we managed to penetrate. We also engaged several food brokers and began to expand our shipments. However, we concluded that the success of this product would be significantly enhanced if we could obtain a recognized brand name. In November 1998, we succeeded in obtaining an exclusive license for the trademark Sweet 'N Low for use on chocolate syrups. Sweet 'N Low is the trademark under which the world's most popular sugar substitute is sold, most recognizably in the small, pink packets. Cumberland had licensed its trademark to candy and cookie manufacturers, but ours was the first license for syrup.

         In January 1999, we made our first shipments of Sweet 'N Low brand chocolate syrup. The name recognition was helpful in attracting new customers, as well as food brokers to sell on our behalf. By the end of 1999, we had expanded our customer base to more than 150 customers and we are currently available in over 16,000 food outlets in the U.S.

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

         2.  Champion Lyte(R) Refresher Drinks.

         As we discovered with syrups, there have been no sugar-free products within the isotonic refresher drink category. This category, whose most well-known products are Gatorade(R) and Powerade(R) refresher drinks, constituted a market of nearly $2.3 billion in 1998, with average per capita annual consumption in the U.S. of 2.0 gallons. The category grew each year from 1996 to 1998 and remains a very strong category within the beverage industry (Beverage World, 1999). However, although these products provide the benefit of electrolyte replacement for active consumers, they also contain high levels of calories and carbohydrates.

         We have perceived two distinct market niches for a sugar-free and calorie-free refresher drink. First, diabetics and those with medically restricted sugar intakes had no available refresher drink on the market. This group represents a sizable segment of the U.S. population. Second, we believe that persons attempting to lose weight through exercise are often reluctant to consume a drink like Gatorade(R) containing hundreds of calories right after strenuous exercising to "burn-off" those calories.

         To that end, we began a formula development process for four flavors of Champion Lyte(R): Fruit Punch, Orange, Lemon-Lime and Grape. We first introduced the products to the market in Spring 2000. We continued to finalize our formulations during the third quarter of 2000 and commenced regular commercial shipments of the product in September 2000.

         In early 2002, we undertook a reformulation of existing Champion Lyte products and the introduction of two new flavors, Blue Raspberry and Pink Lemonade. The major enhancement to the product was a change in the artificial sweetener which we believe improves the taste and marketability of the product.

         Our marketing efforts to introduce Champion Lyte have involved ad placements in industry trade publications, radio ads and food show and beverage show appearances. In October 2000, we entered into a sponsorship and endorsement agreement with Jay Fiedler, the starting quarterback for the Miami Dolphins of the N.F.L., under which Mr. Fiedler has agreed to provide various promotional services in connection with Champion Lyte. This agreement expires in November 2002. Additionally, in January 2001, we entered into a similar agreement with former world middleweight boxing champion Dangerous Dana Rosenblatt. During 2001, additional endorsement agreements have been signed with professional football player Chris Hayes and professional golfer, Christian Czaja, and professional women's football player Anita Marks. Our refresher drink has also qualified for sponsorship by the Diabetes Research Institute and each bottle will contain that organization's seal of sponsorship.

         3.  Old Fashioned Egg Cream.

         Old Fashioned Egg Cream Company, Inc. and Original Egg Cream Company (collectively the "Egg Cream Companies") began business in 1993 by offering freshly made "egg cream" drinks to the public from custom-designed carts at sports arenas, shopping malls and other high population traffic locations. The egg cream, a traditional and legendary New York soft drink, is a mixture of milk, seltzer and chocolate syrup. From 1993 until 1998, the Egg Cream Companies, on their own and through franchisees, operated two carts at various locations, including Madison Square Garden in New York City, Joe Robbie Stadium in Miami, Florida, Festival Flea Market in Pompano Beach, Florida and Coral Square Mall in Boynton Beach. In addition, the egg creams were sold through licensed concessionaires at the Miami Arena in Miami, Florida and various food service establishments in South Florida.

         The Egg Cream Companies' marketing was based on a nostalgic appeal to early 20th century Brooklyn, where egg creams were developed and flourished as a popular chocolate-flavored soft drink. The egg cream carts and logo are designed with a Brooklyn motif - Ebbets Field, the Brooklyn Bridge, trolley cars. The carts also offer pretzel rods and Charlotte Russe confections.

         The Egg Cream Companies are not currently conducting any active business operations. Neither of the egg cream carts is currently in operation and there are no current franchisees. Meridian's current business plan is to seek to engage the services of an experienced franchise industry executive to re-establish the Egg Cream Companies' franchise business.

(e)      Co-Packing Arrangements.

         We manufacture and bottle our products under co-packing arrangements with third parties. This process involves us providing the co-packers with the formula, bottles and labels for our products. We then place orders for production against specific orders from our customers. With the refresher drinks, we actually provide the co-packer with kits of drink concentrate, which the co-packer mixes with water, and then bottles and ships. The work is performed by the co-packers at a per bottle cost of goods manufactured.

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

         Syrup. The syrups are manufactured, bottled and shipped for us by Beverage House, Inc. ("BHI"), headquartered in Cartersville, Georgia. Under the terms of our Agreement with BHI, BHI manufactures our syrup using our own formulas, packaging and labels and delivers all orders within thirty (30) days of placement. The agreement with BHI expires on July 12, 2002, with consecutive six (6) month renewal terms, unless either party elects not to renew. Under our current arrangement, the syrup concentrate is manufactured in Georgia, where it is bottled and shipped.

         Refresher Drink. The Champion Lyte drinks are being made for us by two different co-packers. Kits, consisting of preformulated drink concentrate, are being made for us by BHI, based on our proprietary formula. Those kits, along with our bottles and labels, are shipped to National Beverage Corp., headquartered in Ft. Lauderdale, Florida. The general terms of our relationship with National Beverage Corp. are similar to those with BHI. National Beverage Corp. has 14 plants located throughout the United States. As a result, once our products achieve national distribution, we will be able to ship from regional facilities, saving us time and freight charges.

         In December 2001, we entered into an agreement with National Dairy Holdings, LP (formerly known as Velda Farms Dairies), a leading supplier of milk and other dairy products throughout Florida and Georgia. Under the agreement, National Dairy has agreed to bottle and distribute our refresher drink. It is anticipated that National Dairy will commence production on or about April 1, 2002.

(f)      Market.

         1.  Retail Market.

         The principal customers for the Syrup are food retailers, such as supermarkets, drug store chains, discount stores and warehouse centers and institutional entities, such as U.S. Military post exchanges. The isotonic beverage is targeted at the same outlets, as well as convenience stores, delis, fitness centers and health clubs. We have established a network of national, regional and international food brokers to market the Syrup to these outlets. These brokers are managed on our behalf by our National Vice President of Sales, who works out of our headquarters. In December 2001, we entered into an agreement with Atico International USA, Inc. under which Atico has been appointed as the Company's exclusive distributor for the syrup and sports refresher drink to numerous drugstores and chain stores.

         Our success is dependent upon our ability to have our products available at such outlets throughout the country. Management believes that the quality of our products, their appeal to health-conscious and sugar-restricted consumers, the fame and reputation of the Sweet 'N Low trademark for our syrups and our network of food brokers should enable us to continue to penetrate the retail foodmarket.

         The primary consumers at whom we are directing our marketing efforts are people suffering from diabetes and others with sugar-restricted diets. According to the American Diabetes Association, there are approximately 16 million Americans suffering from diabetes, plus another 5 to 10 million Americans who are required to maintain a strict diet regimen for various medical conditions. In addition, millions more Americans restrict their sugar consumption in an effort to reduce their calorie intake. All of these people form a natural market for our products. Americans spend $33 billion on weight-loss programs and products annually (National Institute of Diabetes and Digestive and Kidney Diseases, 2000). Our products are aimed directly at this market. Moreover, the enormous success of products such as Diet Coke(R), SnackWell's(R) cookies and numerous sugar-free ice cream, candy and other products have demonstrated the existence of a substantial market for sugar-free/reduced calorie food products.

         Public and industry acceptance have been positive to date. In July 1999, the National Board of the American Tasting Institute granted its 1999 American Tasting Award of Excellence to the Syrup. In June 1999, the Syrup Company's product was voted the Best New Product in the general merchandise category by the National Association of Chain Drug Stores.

         2.  Institutional/Food Service Market.

         Another important market for the Syrup will be bulk package sales to institutional and food service customers, such as hospitals, nursing homes, schools, hotels, restaurants, ice cream and frozen yogurt shops, baked and prepared food product manufacturers and sports and entertainment venues. Hospitals and nursing homes, aggregating more than 40,000 units nationwide, present a natural market for the Syrup and Champion Lyte drinks, especially for diabetes sufferers and others required to restrict their sugar intake. Our manufacturing and distribution arrangement with National Dairy Holdings should enhance our access to institutional and food service customers, since these customers form a sizeable percentage of National Dairy's existing customer base.

         3.  Private Labeling.

         Under our agreement with Cumberland, we have the right to package and sell a percentage of our annual syrup production under the private label of its customers. We intend to pursue private label business for both the syrup and the sports refresher drink. However, we have completed no such business to date.

         4.  International Marketing.

         Management has negotiated an arrangement with Cumberland by which Cumberland has agreed to act as an international distributor of the Syrup Company's chocolate, strawberry and vanilla creme syrups in approximately 43 nations throughout the world where Sweet 'N Low sugar substitute is marketed.

(g)      Competition.

         There are other brands of syrup on the market, some of which advertise as fat-free, sugar-free, cholesterol-free or low-calorie, as well as nationally and internationally known brands of syrup, which could reasonably be considered as competition for the Syrup Company's products. Major chocolate manufacturers, such as Hershey, sell syrups designated as "Lite" and Smuckers has recently introduced a sugar-free chocolate flavored syrup. These companies are larger and have greater resources than we do and therefore can expend greater funds in marketing and advertising their products. Our ability to compete successfully with those companies is dependent upon our ability to continue to produce a tasty product and persuade food retailers to carry our products. We believe that our syrup, with targeted marketing under the internationally renowned Sweet 'N Low brand name, will continue to be favorably received in the market place and establish us as a significant purveyor of sugar-free, fat-free and cholesterol-free syrups and other products.

         In the soft drink category, the Company is competing with major soft drink distributors including Pepsi, Coca Cola and others. The two major products in this market, Gatorade and Powerade, account for more than 85% of the entire market. These companies are substantially larger and more well-established than we are. This allows them not only to commit more money to marketing and advertising, but affords them access to greater shelf space and prominence in food stores, which is a key to success in the food industry. We believe that the ability to compete successfully with these companies is dependent primarily upon our ability to produce a tasty, sugar-free alternative to the existing sugared drinks and to persuade food retailers to carry our products. The Company continues to refine the taste of its products. Based on recent consumer taste tests, the Company believes it has created products that will be receptive to consumers as a sugar-free alternative to sugared sports drinks. However, the competition for shelf space in food retail establishments is extremely intense and the ability to obtain such shelf space is essential to the potential success of these products.

(h)      Major Customers.

         Champion Lyte has approximately 25 customers, none of whom accounts for 10% or more of the Company's total sales. The Syrup Company has approximately 150 customers, none of whom accounts for 10% or more of the Syrup Company's total sales.

(i)      Patents, Trademarks, Licenses.

         ChampionLyte, Inc. is the owner of the U.S. Trademark registrations for the mark CHAMPION LYTE for sports drinks, sugar-free sports drinks, non-carbonated soft drinks and sugar-free non-carbonated soft drinks, and is the owner of the trademark CHAMPION LYTE for protein- and vitamin-enhanced, reduced sugar or sugar-free and reduced carbohydrate or carbohydrate-free supplements and snack bars, which is the subject of pending applications in the United States Patent and Trademark Office (USPTO). ChampionLyte, Inc. is also the owner of the trademark NOT YOUR ORDINARY SPORTS DRINK, which is the subject of a pending application in the USPTO. The Syrup Company is the owner of U.S. Trademark registrations for the mark THE OLD FASHIONED SYRUP COMPANY for syrups and toppings. The Syrup Company's subsidiary, The Old Fashioned Egg Cream Company, Inc. is the owner of the trademark THE OLD FASHIONED EGG CREAM COMPANY for carbonated soft drinks and egg cream carts featuring food, drink, clothing and souvenirs, which is the subject of pending applications in the USPTO.

         Under a license agreement dated January 1999 with Cumberland, the Syrup Company acquired the license to use the Sweet 'N Low trademark in connection with the manufacture and sale of its sugar-free, fat-free syrup. The license agreement expires on December 31, 2008. The agreement requires minimum royalties and minimum advertising capital commitments in each year. In 2002, the minimum royalty is $80,000. The minimum advertising capital commitment commencing on January 1, 2002 is equal to the lesser of $500,000 or 10% of net sales of syrup. Net sales of syrup in 2001 were approximately $876,000.

         Under a license agreement dated November 1999, we have the right to use the Diabetes Research Institute seal and logo on our syrup and refresher drink products.

         We intend to continue to protect all of our intellectual property through appropriate state and federal registrations and enforcement.

(j)      Government Regulation and Approval.

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

(k)      Research and Development.

         Since 1998, we have engaged in research and development related to our current and proposed new products through our contract co-packers. The expenditures on research and development have been undertaken by the co-packers, with participation in the development process by the Syrup Company's employees.

(l)      Environmental Compliance.

         We do not anticipate any significant costs to comply with environmental laws and requirements.

(m)      Employees.

         As of March 31, 2002, we had 12 full-time employees, nine of whom work at our principal offices in Boca Raton, Florida and the remaining three of whom are regional sales employees working out of their own offices.

(n)      Reports to Shareholders.

         We became subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") in January 2000, upon the effective date of its registration statement on Form 10-SB. As such, we are required to and will file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information filed with the Commission by us may be inspected and copied at the public reference facilities maintained by the Commission at its principal offices at Judiciary Plaza, 450 5th Street NW, Washington, D.C. 20549. Such reports, proxy statements and other information may also be obtained from the web site maintained by the Commission at http://www.sec.gov. Copies of these materials can also be obtained at prescribed rates from the public reference section of the Commission at its principal offices in Washington D.C., as set forth above.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive and administrative offices occupy a stand-alone building containing approximately 3,500 square feet of office space at 1356 NW Boca Raton Blvd., Boca Raton, Florida. We lease this space from an unaffiliated party under a lease that expires on October 31, 2005. The current rental is $63,072 per year, subject to an annual increase of 3% commencing November 2002. We also rent warehouse and distribution facilities in Jersey City, New Jersey from Port Jersey Distribution Services, with rental based on the amount of space and services used each month.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 6, 2001, Sara Lee Corporation and Sara Lee Global Finance L.L.C. (collectively "Sara Lee") filed a complaint against the Company and its subsidiary, ChampionLyte, Inc., in the Superior Court of North Carolina (since removed to the United States District Court for the Middle District of North Carolina) and commenced a related cancellation proceeding before the U.S. Patent and Trademark Office Trial and Appeal Board. Sara Lee alleges that the Company's CHAMPION LYTE trademark infringes upon Sara Lee's registered trademark CHAMPION for sporting goods and clothing. The complaint seeks an injunction against the Company's use of "Champion" in connection with the sale of sports drinks or other sports-related goods or services, the cancellation of the Company's trademark registration for Champion Lyte, as well as unspecified damages. The Company believes the claims made by Sara Lee will not prevail and it is vigorously defending the actions.

         Other than the above, we are not party to any legal actions, claims or proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 26, 2001, a majority of the shareholders Company voted to approve the change of the Company's name from Meridian USA Holdings, Inc. to ChampionLyte Products, Inc. by written consent in lieu of a special meeting of the shareholders. The name change was approved by the Board of Directors and Articles of Amendment to the Articles of Incorporation were filed with the Florida Department of State on October 1, 2001.

         Other than the foregoing, there have been no matters submitted to a vote of security holders since the Annual Meeting of Shareholders held in August 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Price Range of Capital Stock.

         Our common stock is traded over-the-counter on the electronic bulletin board operated by the National Association of Securities Dealers. From inception until December 13, 1999, the shares traded under the symbol MDHG. On December 13, 1999, we changed our trading symbol to MUSD in connection with the change of our name to Meridian USA Holdings, Inc. In connection with the name change to ChampionLyte Products, Inc., we changed our trading symbol to CPLY. The following table sets forth the high and low bid prices for the common stock since the first quarter of 2000.

YEAR     QUARTER            HIGH             LOW

2000     First             2.8125           1.4375
2000     Second            3.0625           1.0313
2000     Third             3.25             1.5
2000     Fourth            2.4375           1.5
2001     First             2.3125           1.375
2001     Second            2.07             0.51
2001     Third             1.48             0.52
2001     Fourth            1.05             0.55

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

(b)      Holders.

         As of March 15, 2002, there were 482 record holders of our common stock. Based on information from brokers and other sources, we estimate that as of such date, there were approximately 900 beneficial holders of common stock.

(c)      Dividends.

         We paid no dividends with respect to our common stock during 2001 and have no current intention to pay any dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this registration statement. This discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

(a)      Overview.

         ChampionLyte Products is a developing company engaged in the manufacture and sale of fat-free and sugar-free syrups and sports refresher drinks. The first product we brought to the market was chocolate syrup, which we began to sell in 1999 under the Sweet 'N Low (R) trademark, which we have licensed from Cumberland Packing Corp. In early 2000, we expanded our syrup product line by adding strawberry and vanilla creme flavors. In the third quarter of 2000, we introduced a sugar-free, fat-free and additive-free isotonic sports refresher drink under our own trademark, Champion Lyte(R). During the year ended December 31, 2001, we focused our efforts on the branding and marketing of our isotonic product line.

(b)      Results of Operations.

         Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.

         Our net sales revenues for the year ended December 31, 2001 were $1,245,107, as compared to $1,023,946 in the comparable period of 2000. The increase was attributable to the Company's focus on marketing its new product, Champion Lyte (R). Our gross margin was 40% for the year ended December 31, 2001 and 42% for the year ended December 31, 2000. This decrease was attributable to aggressive pricing strategies of our isotonic products in order to gain market penetration.

         Selling, general and administrative expenses and other expenses, net, increased from $4,493,880 for the year ended December 31, 2000 to $6,067,002 for the year ended December 31, 2001 or an increase of $1,573,122 (35%). A major element of that increase was noncash interest and amortization costs of $898,605 for the year ended December 31, 2001, associated with the conversion of the U.S. Bancorp note into shares of the Company's Series II Convertible Preferred Stock in January 2001. The remaining increases in expenses were primarily related to:
(i) an increase in advertising and media expenses from approximately $1,056,000 for the year ended December 31, 2000 to approximately $2,293,000 or an increase of $1,237,000 (117%) in the comparable 2001 period to support the Company's product lines, particularly the introduction of our Champion Lyte(R) product;
(ii) the hiring of sales and other administrative personnel to support the expansion of the Company's product line resulted in incremental period-to-period costs of approximately $375,000 for the year ended December 31, 2001; (iii) a period-to-period increase in administrative costs associated with our continued growth of approximately $14,000, related to insurance, office supplies, professional fees and various other administrative expenses; (iv) a one-time loss on the impairment of our inventory of approximately $140,000 for the year ended December 31, 2001 due to a change in the formulation of our isotonic beverages; (v) offset by a decrease in noncash compensation costs of approximately $40,000 for the year ended December 31, 2001, as compared to the comparable period of 2000 associated with the issuance of Common Stock for consulting services rendered; an increase in investment income of approximately $75,000 and by a decrease in interest expense of $976,000 during the year ended December 31, 2001.

         The Company had a net loss available to common shareholders of $5,969,127 ($0.93 per share) during the year ended December 31, 2001, as compared to a net loss available to common shareholders of $4,068,323 ($0.66 per share) during the comparable prior period.

(c)      Liquidity and Capital Resources.

         Our available cash and marketable securities at December 31, 2001 were approximately $1,055,000, as compared to approximately $5,256,000 at December 31, 2000. The decrease is primarily attributable to the increase in operating activities that were funded by the U.S. Bancorp financing which occurred in June 2000.

         As a result of the U.S. Bancorp financing, management believes that is has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the continued introduction and growth of its sports refresher drink for at least the next six months without any increased contribution to cash flow from operations or additional capital funding. Thereafter, our ability to carry out our present business plans will be contingent upon additional capital from operations and/or funding sources. Based upon our current and anticipated business, we believe that operations will increasingly contribute to cash flow during the next 12 months. Additionally, we are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of nationally marketing our product lines. However, there can be no assurance that we will be able to obtain sufficient capital on acceptable terms or conditions. In such event, the Company will have to modify its business plan accordingly.

ITEM 7.  FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statement of Operations.........................................F-4

Consolidated Statement of Stockholders' Deficiency...........................F-5

Consolidated Statement of Cash Flows.........................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
ChampionLyte Products, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of ChampionLyte Products, Inc. and subsidiaries as of December 31, 2001, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChampionLyte Products, Inc. and subsidiaries, for the years ended December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ChampionLyte Products, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                    /S/ Radin Glass & Co., LLP
                                                    Radin Glass & Co., LLP
                                                    Certified Public Accountants
New York, New York
March 1, 2002

                    CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                    --------------------------------------------
                       (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

Current assets:
     Cash and cash equivalents                                     $     64,326
     Marketable securities - available-for-sale                         990,279
     Accounts receivable, net                                           108,304
     Other receivable                                                   100,000
     Inventory                                                           24,487
     Advances - officers                                                  2,115
     Prepaid expenses                                                    52,392
                                                                   -------------
        Total current assets                                          1,341,903

Property and equipment, net                                             179,810

Licensing agreement, net                                                134,933

Deposits                                                                 11,246
                                                                   -------------

                                                                   $  1,667,892
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                              $    263,514
     Accrued expenses and other current liabilities                     186,764
     Current portion of note payable                                      3,353
                                                                   -------------
        Total current liabilities                                       453,631
                                                                   -------------

Note payable, net of current portion                                      8,640

Series II redeemable convertible preferred stock, par
     value $.01 - authorized 8,500 shares, 8,230 shares
     issued and outstanding (liquidation value $8,230,000)            8,229,727

Commitments and contingency                                                   -

Stockholders' deficiency:
     Series I convertible preferred stock,  par value $1.00
        - authorized 100,000 shares, 3,500 shares issued
        and outstanding                                                       -
     Common stock, par value $.001 - authorized 40,000,000
        shares, issued and outstanding 7,501,399                          7,502
     Additional paid-in capital                                       4,926,058
     Deferred compensation                                              (91,602)
     Accumulated other comprehensive income - unrealized gain
        on marketable securities                                         12,681
     Accumulated deficit                                            (11,878,745)
                                                                   -------------
        Total stockholders' deficiency                               (7,024,106)
                                                                   -------------

                                                                   $  1,667,892
                                                                   =============


                 See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
             (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years Ended December 31,
                                                             ----------------------------
                                                                 2001           2000
                                                             -------------  -------------
Net sales                                                    $  1,245,107   $  1,023,946

Cost of goods sold                                                747,267        598,389
                                                             -------------  -------------

Gross profit                                                      497,840        425,557

Selling, general and administrative                             5,248,936      3,662,514
                                                             -------------  -------------

Loss from operations                                           (4,751,096)    (3,236,957)

Other income (expense):
  Investment income                                               234,405        159,234
  Interest expense                                                (14,291)      (990,600)
  Loss on impairment of inventory                                (139,575)             -
  Expenses relating to conversion of notes to
    Series II preferred stock                                    (898,605)             -
                                                             -------------  -------------

Other expenses, net                                              (818,066)      (831,366)
                                                             -------------  -------------

Net loss                                                       (5,569,162)    (4,068,323)

Series II preferred dividends                                     399,965              -
                                                             -------------  -------------

Net loss available to common shareholders                    $ (5,969,127)  $ (4,068,323)
                                                             =============  =============

Loss per common share available to shareholders
  - basic and diluted                                        $      (0.93)  $      (0.66)
                                                             =============  =============

Weighted average number of common shares
  outstanding - basic and diluted                               6,427,168      6,139,122
                                                             =============  =============

Other comprehensive loss:

Net loss                                                     $ (5,569,162)  $ (4,068,323)

Unrealized gain from marketable securities                         12,681         60,992
                                                             -------------  -------------

Comprehensive loss                                           $ (5,556,481)  $ (4,007,331)
                                                             =============  =============






                 See notes to consolidated financial statements
                                      F-4

                                            CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                                        (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                               Series I Convertible                           Unrealized
                              Common Stock       Preferred Stock     Addtional                  Gain on                    Total
                          -------------------- --------------------   Paid-in     Deferred      Certain   Accumulated  Stockholders'
                             Shares     Amount    Shares    Amount    Capital   Compensation  Investments   Deficit      Deficiency
                          ------------ ------- ----------- -------- ----------- ------------- ----------- ------------- ------------
Balance, December 31, 1999  5,736,500  $5,737       3,500  $ 3,500  $2,173,679  $          -  $        -  $ (2,241,260) $   (58,344)

Issuance of common stock      450,000     450           -        -     449,550             -           -             -      450,000

Capital contributions               -       -           -        -     116,044             -           -             -      116,044

Issuance of options for
  services                          -       -           -        -     105,020       (82,891)          -             -       22,129

Issuance of common stock
  for services                164,899     165           -        -     362,960             -           -             -      363,125

Effect of change in fair
  value of available-for
  -sale securities                  -       -           -        -           -             -      60,992             -       60,992

Issuance of warrants with
  convertible notes                 -       -           -        -   1,357,922             -           -             -    1,357,922

Exercise of stock purchase
  option                       25,000      25           -        -      24,975             -           -             -       25,000

Net loss                            -       -           -        -           -             -           -    (4,068,323)  (4,068,323)
                          ------------ ------- ----------- -------- ----------- ------------- ----------- ------------- ------------

Balance, December 31, 2000  6,376,399   6,377       3,500    3,500   4,590,150       (82,891)     60,992    (6,309,583)  (1,731,455)

Issuance of common stock
  for services                 15,000      15           -        -      23,260             -           -             -       23,275

Issuance of options for
  services                          -       -           -        -     330,258        (8,711)          -             -      321,547

Effect of change in fair
  value of available-for
  -sale securities                  -       -           -        -           -             -     (48,311)            -      (48,311)

Repurchase of shares in
  settlement with
  consultant                  (95,000)    (95)          -        -     (24,905)            -           -             -      (25,000)

Exercise of stock
  options                      50,000      50           -        -       4,950             -           -             -        5,000

Conversion of Series I
  Preferred Stock           1,155,000   1,155      (3,500)  (3,500)      2,345             -           -             -            -

Net loss                            -       -           -        -           -             -           -    (5,569,162)  (5,569,162)
                          ------------ ------- ----------- -------- ----------- ------------- ----------- ------------- ------------

December 31, 2001           7,501,399  $7,502           -  $     -  $4,926,058  $    (91,602) $   12,681  $(11,878,745) $(7,024,106)
                          ============ ======= =========== ======== =========== ============= =========== ============= ============


                                        See notes to consolidated financial statements
                                                              F-5

                                CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                        (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Years Ended December 31,
                                                                          -------------------------------
                                                                              2001             2000
                                                                          --------------   --------------

Cash flows from operating activities:
    Net loss                                                              $  (5,569,162)   $  (4,068,323)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                         343,424          363,329
          Common stock and options issued for services                          344,822          385,254
          Amortization of debt discount                                         635,442          735,541
    Changes in current assets and liabilities:
       Accounts receivable                                                       (4,334)         (60,677)
       Other receivable                                                        (100,000)               -
       Inventory                                                                 78,780          (56,083)
       Advances                                                                  (2,115)               -
       Prepaid expenses                                                          62,907         (115,299)
       Deposits                                                                    (200)         (11,046)
       Accounts payable                                                          72,286           38,878
       Accrued expenses and other current liabilities                            92,796          (31,110)
                                                                          --------------   --------------
Net cash used in operating activities                                        (4,045,354)      (2,819,536)
                                                                          --------------   --------------

Cash flows from investing activities:
       Purchase of marketable securities                                      2,761,104       (3,738,702)
       Repayment of advances to officers                                              -           99,000
       Repurchase of shares for settlement of consulting agreement              (25,000)               -
       Capital expenditures                                                     (85,042)        (155,213)
                                                                          --------------   --------------
Net cash used in investing activities                                         2,651,062       (3,794,915)
                                                                          --------------   --------------

Cash flows from financing activities:
       Proceeds from issuance of common stock and warrants                            -          475,000
       Exercise of stock options                                                  5,000                -
       Proceeds from loans and notes payable                                          -           17,184
       Principal payments on notes payable                                       (3,066)          (2,125)
       Proceeds from issuance of convertible notes                                    -        8,000,000
       Debt issue costs                                                               -         (602,667)
       Capital contribution                                                           -          116,044
                                                                          --------------   --------------
Net cash used in financing activities                                             1,934        8,003,436
                                                                          --------------   --------------

Net decrease in cash                                                         (1,392,358)       1,388,985

Cash, beginning of year                                                       1,456,684           67,699
                                                                          --------------   --------------

Cash, end of period                                                       $      64,326    $   1,456,684
                                                                          ==============   ==============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
    Interest expense                                                      $           -    $      36,971
                                                                          ==============   ==============
    Income taxes                                                          $           -    $           -
                                                                          ==============   ==============

Noncash investing and financing activities:
    Conversion of note payable to Series II preferred stock               $   8,229,727    $           -
                                                                          ==============   ==============
    Issuance of warrants in conjunction with convertible notes payable    $           -    $   1,357,922
                                                                          ==============   ==============



                          See notes to consolidated financial statements
                                                 F-6

                           CHAMPIONLYTE PRODUCTS, INC.
             (FORMERLY MERIDIAN USA HOLDINGS, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.       BUSINESS AND BASIS OF PRESENTATION:
         -----------------------------------

         Business:

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

         During January 1999, Old Fashioned was acquired by Meridian USA Holdings, Inc. ("Meridian"), a Florida corporation, for 3,026,794 shares of Meridian common stock and 3,500 shares of its Series I Convertible Preferred Stock (the "Exchange") for all of the shares of Old Fashioned and its subsidiaries. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Old Fashioned, pursuant to which Old Fashioned is treated as the continuing entity.

         In August 1999, the Company formed ChampionLyte, Inc. ("ChampionLyte"), a New York corporation, to market its sugar-free, calorie-free, sports refresher beverage, ChampionLyte. The Company did not commence sales activities until the fourth quarter of 2000.

         On October 3, 2001, with the majority consent of its shareholders, Meridian changed its name to ChampionLyte Products, Inc. (the "Company").

         Basis of Presentation:

         Since its inception, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time. The Company will have to obtain additional capital or generate additional revenue in order to continue operations. The Company is actively engaged in pursuing additional sources of capital. However, the Company's management has indicated that if it is unable to successfully raise additional capital or it is unable to generate additional revenue in the near future, the Company may cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

        d. Marketable securities - Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income (loss), which is a component of stockholders' deficiency. At December 31, 2001, the Company's portfolio consisted of U.S. government agency securities and mutual funds.

        e. Allowance for accounts receivable- The Company records a bad debt expense/allowance based on specific receivable basis. All outstanding accounts receivable accounts are reviewed for collectibility on an individual basis. At December 31, 2001 the allowance for accounts receivable was $27,239.

        f. Revenue recognition - Revenues are recognized as products are received by customers.

        g. Inventory - Inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2001 predominately all inventory on-hand was finished goods.

        At December 31, 2001, the Company's management agreed upon the change of the formulation of the sports refresher beverage, ChampionLyte.
        The remaining inventory of ChampionLyte was determined to be obsolete and therefore written off.

        h. Property and equipment - Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the appropriate lease.

        i. Concentration of risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

        j. Income taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

        k. Net loss per share - Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

        l. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

        m. Licensing agreement - The licensing agreement is amortized on a straight-line basis over ten years.

        n. Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2001 and 2000 amounted to $2,292,688 and $973,550, respectively.

        o. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

        p. Stock options - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for those options issued to non-employees for consulting services.

        q. Comprehensive income - The Company has adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficiency and in the balance sheet as of component of stockholders' deficiency.

        r.      Recent accounting pronouncements

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

                The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

3.       RELATED PARTY TRANSACTIONS

         As of December 31, 2001 the Company has advances of $2,115 due from two officers of the Company. Such advances are short-term in nature and do not bear interest.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:
                                                                                           December 31,
                                                                               -------------------------------------
                                                            Useful Life             2001                 2000
                                                          -----------------    ---------------     -----------------
          Carts                                               5 Years          $      62,500       $         62,500
          Office Furniture and Equipment                      5 Years                 80,280                 63,604
          Coolers                                             5 Years                 34,199                 17,046
          Leasehold Improvements                              5 Years                 25,873                 23,579
          Vehicles                                            5 Years                116,676                 67,757
                                                                               ---------------     -----------------
                                                                                     319,528                234,486
          Accumulated Depreciation                                                  (139,718)               (90,116)
                                                                               ---------------     -----------------
                                                                               $     179,810       $        144,370
                                                                               ===============     =================

         Depreciation expense was $49,602 and $19,285 for the years ended December 31, 2001 and 2000, respectively.

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

         Licensing agreement as of December 31, 2001 and 2000 is as follows:

                                                                                    December 31,
                                                                        -------------------------------------
                                                    Useful Life              2001                  2000
                                                  ----------------      ---------------       ---------------
         Licensing Agreement                         10 Years           $      176,000        $      176,000
         Less: accumulated amortization                                         41,067                23,467
                                                                        ---------------       ---------------
                                                                        $      134,933        $      152,533
                                                                        ===============       ===============

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

         As of December 31, 2001, had the Company's board of directors declared dividends, the Company would have accrued $399,965 in dividends on its Series II Convertible Preferred Stock. Such dividends accrue at the rate of 5% per annum.

8.       STOCKHOLDERS' DEFICIENCY

         In September 1999, in connection with the Cumberland agreement, the Company has granted warrants to purchase 385,000 shares of the Company's common stock at an exercise price equal to the greater of $2.50 per share or 50% of the average trading price for the Company's shares during the twenty days prior to the exercise of the warrants. The warrants expire on December 31, 2008 and management has estimated the value of the warrants, based on the Black-Scholes option-pricing model, in order to record $176,000 of deferred licensing cost. The deferred licensing cost is being amortized on a straight-line basis over ten years from the date the warrants were granted. Amortization expense charged to operations for the years ended December 31, 2001 and 2000 was approximately $17,600 and $17,600.

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

         On April 16, 2001, the Company issued 50,000 options to acquire shares of the Company's common stock to a member of its board of directors. Such options are exercisable at $0.10 per share. These options were valued at $23,585 or approximately $0.47 per option which was recognized under APB No. 25 based on the $0.47 intrinsic value of the options on the date of grant. The value of the options was recorded as compensation as of December 31, 2001. On October 3, 2001, such shares were exercised the Company received proceeds of $5,000 in regard to this exercise.

         In May 2001, the Company purchased back from a consultant 95,000 shares of its own common stock for $25,000. Such shares were placed into treasury and retired. Additionally, the remaining term of the consultant's agreement was terminated at the time of the repurchase of the shares.

         In 2001, the Company issued 15,000 shares to members of its board of directors and of its advisory board. Such shares were valued at an aggregate of $23,275 or averaging $1.55 per share. Such amount was recorded as compensation.

         During the year ended December 31, 2001, the Company issued 285,000 options to acquire shares of its common stock to consultants pursuant to agreements with terms ranging from six-months to one-year. The exercise price of these options range from $0.50 to $1.75. The Company valued the grant of these options at $217,042. Compensation is to be expensed over the term of the agreements. As of December 31, 2001, the Company has recorded $206,650 in compensation expense in relation to these consulting agreements.

         Additionally, the Company has recorded $82,891 in compensation expense for options issued in 2000 for which the services performed in 2001; these expenses were recorded as deferred compensation at December 31, 2000.

9.       CONVERTIBLE PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of preferred stock at .001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. The Company has designated 100,000 shares of convertible preferred stock as Series I. Each outstanding share of Series I Preferred Stock is convertible into 330 shares of common stock. In December 2001 Series I Preferred Stock was converted into 1,155,000 shares of the Company's common stock.

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

10.      STOCK OPTION PLAN

         In August 1999 the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provides the Board of Directors the right to grant options to purchase up to a total of 100,000 share of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company the number of shares available under the 1999 Option Plan was increased to 1,000,000. During fiscal year 2000 and 2001, 81,000 and 438,810 options have been granted under the 1999 Option Plan. As of December 31, 2000 and 2001, 305,000 non-plan options were issued and outstanding.

         For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2001: annual dividends of $0.00, expected volatility of 128%, risk-free interest rate of 5.0% and expected lives varying on the option agreement.

         If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's net loss available to common shareholders would have been approximately, ($6,086,000) and ($0.95) per share for the year ended December 31, 2001. The value of the employee stock options not vested is approximately $14,000. Such stock options predominately vest over the next four years.

         The following tables summarize the Company's fixed stock options activity at December 31, 2001:

         Employee and Director's Stock Options:
                                                                                  Weighted Average
                                                              Shares               Exercise Price
                                                          ----------------      ---------------------
         Outstanding at December 31, 1999                        -              $                  -
             Granted                                              200,000                       1.00
             Exercised                                           -                                 -
             Expired or Cancelled                                -                                 -
                                                          ----------------      ---------------------
         Outstanding at December 31, 2000                         200,000                       1.00
             Granted                                              100,000                        .86
             Exercised                                           -                                 -
             Expired or Cancelled                                (50,000)                        .50
                                                          ----------------      ---------------------
         Outstanding at December 31, 2001                         250,000       $               1.04
                                                          ================      =====================

         Information, at date of issuance, regarding stock option grants during the two years ended December 31, 2001 and 2000:

                                                                                Weighted-Average       Weighted-Average
                                                                Shares          Exercise Price          Fair Value
                                                             --------------     ----------------       --------------
       Year ended December 31, 2000:
       Exercise price exceeds market price                               -      $           -          $           -
       Exercise price equals market price                           20,000      $        1.00          $        1.00
       Exercise price is less than market price                    180,000      $        1.00          $        2.50

       Year ended December 31, 2001:
       Exercise price exceeds market price                               -      $           -          $           -
       Exercise price equals market price                           50,000      $        1.22          $        1.22
       Exercise price is less than market price                          -      $           -          $           -

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                                   Outstanding and exercisable
                                             ------------------------------------------------------------------------
                                                 Number          Weighted-Average     Weighted            Number
                                                                                      Average
                                                                   Remaining          Exercise
                                               Outstanding       Life in Years         Price           Exercisable
                                             ----------------    --------------     -------------     ---------------
      Range of exercise prices:
      $.50 to $.75                                    10,000              9.75      $        .60              10,000
      $.76 to $1.00                                  200,000              8.55      $       1.00             185,000
      $1.01 to $1.38                                  40,000              9.25      $       1.38              40,000


         Non-employee stock options:
                                                                                  Weighted Average
                                                              Shares               Exercise Price
                                                          ----------------      ---------------------
         Outstanding at December 31, 1999                          10,000       $               2.27
             Granted                                              211,000                        .67
             Exercised                                            (25,000)                      1.00
             Expired or Cancelled                                       -                          -
                                                          ----------------      ---------------------
         Outstanding at December 31, 2000                         196,000                        .71
             Granted                                              338,810                       1.06
             Exercised                                            (50,000)                       .10
             Expired or Cancelled                                 (10,000)                      2.27
                                                          ----------------      ---------------------
         Outstanding at December 31, 2001                         474,810       $                .99
                                                          ================      =====================

         Information, at date of issuance, regarding stock option grants during the two years ended December 31, 2001 and 2000:

                                                                                Weighted-Average       Weighted-Average
                                                                Shares           Exercise Price          Fair Value
                                                             --------------     ----------------       --------------
       Year ended December 31, 2000:
       Exercise price exceeds market price                               -      $             -         $          -
       Exercise price equals market price                                -      $             -         $          -
       Exercise price is less than market price                    211,000      $           .67         $       1.93

       Year ended December 31, 2001:
       Exercise price exceeds market price                         200,000      $           .98         $        .93
       Exercise price equals market price                                -      $             -         $          -
       Exercise price is less than market price                    138,810      $           .45         $       1.03

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                                   Outstanding and exercisable
                                             ------------------------------------------------------------------------
                                                 Number          Weighted-Average     Weighted            Number
                                                                                      Average
                                                                   Remaining          Exercise
                                               Outstanding       Life in Years         Price           Exercisable
                                             ----------------    --------------     -------------     ---------------
      Range of exercise prices:
      $.001 to $.50                                  181,000              3.28      $        .49             181,000
      $.51 to $1.00                                   93,810              4.08      $        .91              93,810
      $1.01 to $1.50                                 200,000              4.75      $       1.48             200,000

11.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001 and 2000, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes is as follows:

                                                                                       December 31,
                                                                       ---------------------------------------------
                                                                              2001                     2000
                                                                       -------------------      --------------------
             Taxes benefit computed at statutory rate                  $       (2,172,000)      $       (1,239,000)
             Losses for which no tax benefit realized                           2,172,000                1,239,000
                                                                       -------------------      --------------------
             Net income tax benefit                                    $                -       $                -
                                                                       ===================      ====================

         The Company has a net operating loss carryforward for tax purposes totaling approximately $9,510,000 at December 31, 2001 expiring through the year 2021.

         Listed below are the tax effects of the items related to the Company's net tax asset:

                                                                                December 31, 2001
                                                                            --------------------------
             Tax benefit of net operating loss carryforward                 $               3,709,000
             Valuation Allowance                                                           (3,709,000)
                                                                            --------------------------
             Net deferred tax asset recorded                                $                       -
                                                                            ==========================

12.      SEGMENT INFORMATION

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. Prior to January 1, 2000, the Company operated in principally one segment, its syrup products. To date however, with the inclusion of the Company's isotonic refresher products it views that there is now effectively two operating segments. Key financial information by operating segment for December 31, 2001 and 2000 and for the years then ended is as follows:

                                                                      Isotonic
                                                     Syrup            Refresher        Adjustments (1)       Consolidated
                                                 --------------    ---------------    ----------------     -----------------
    Year Ended December 31, 2001:
    Net sales to unaffiliated customers          $     876,476     $      368,631     $             -      $      1,245,107
    Investment income                                        -                  -             234,405               234,405
    Interest expense                                         -                  -              14,291                14,291
    Depreciation                                             -              7,026              42,576                49,602
    Segment loss                                       713,154          2,555,625           2,300,384             5,569,162
    Segment assets                                     268,736            208,746           1,190,410             1,667,892
    Long-lived asset expenditures                            -             25,280              59,762                85,042

                                                                     Isotonic
                                                     Syrup           Refresher       Adjustments (1)         Consolidated
                                                 --------------    -------------    -----------------     -----------------
    Year Ended December 31, 2000:
    Net sales to unaffiliated customers          $     997,663     $     26,283     $              -      $      1,023,946
    Investment income                                        -                -              159,234               159,234
    Interest expense                                         -                -              990,600               990,600
    Depreciation                                             -              394               18,891                19,285
    Segment loss                                     2,371,741          147,358            1,549,224             4,068,323
    Segment assets                                     411,983          214,503            5,536,599             6,163,085
    Long-lived asset expenditures                            -           17,046              138,167               155,213

(1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.

13.      COMMITMENTS AND CONTINGENCY

         Commitments:

         Operating Leases - On October 3, 2000, the Company entered into a five-year lease for office space. The lease commenced on November 1, 2000 and monthly rental payments are approximately $5,256. The monthly rent will increase approximately 3% per annum over the term of the lease. The future minimum lease payments are as follows:

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
                                                     ==================

         Rent expense for the years ended December 31, 2001 and 2000 totaled $81,475 and $35,816 respectively.

        Employment Contracts:

         On March 15, 2000, the Company entered into an employment agreement with an executive. The agreement is for a term of two years with an annual compensation of $90,000. Such executive will also be entitled to 1.5% of sales net of all discounts, claims, allowances and bad debts. Additionally, this individual will be granted 5,000 shares of the Company's common stock after the thirtieth day of employment, such shares were subsequently issued in November 2000 (see Note 8 Stockholders' Deficiency).

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

         On October 1, 2001, the Company renewed its one-year employment agreement with its vice president of finance. Under this agreement the executive will be paid $95,000 and is entitled to all customary and usual benefits. Additionally, the executive has been issued 10,000 options to acquire shares of the Company's common stock at an exercise price of $0.60.

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

         During the year ended December 31, 2001, the Company issued 285,000 options to acquire shares of its common stock to consultants pursuant to agreements with terms ranging from six-months to one-year. The exercise price of these options range from $0.50 to $1.75. The Company valued the grant of these options at $217,042. Compensation is to be expensed over the term of the agreements.

         Royalty Agreements

         Pursuant to various agreements, the Company is obligated to pay royalties for use of certain licensed amounts based upon a percentage of net sales, subject to an annual minimum guaranteed royalty. Future minimum royalty payments under all noncancellble agreements as of December 31, 2000 are as follows:

                         2002                  $          80,000
                         2003                            100,000
                         2004                            115,000
                         2005                            130,000
                         2006                            145,000
                      Thereafter                         350,000
                                                   --------------
                                               $         920,000
                                                   ==============

         Contingency:

         During 2001 a suit was filed against the Company alleging that its trademarked corporate name, ChampionLyte, violated the plaintiff's trademark. The Company believes that there is no merit to this case and intends to defend its trademark vigorously.

14.      SUBSEQUENT EVENT

         In February 2002, the Company entered into an employment agreement with its acting chief operating officer. The term of this agreement is three-months and the compensation the executive will receive is 100,000 options to purchase shares of the Company's common stock at $0.10. per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         On January 18, 2001, the Board of Directors of the Company approved the dismissal of Feldman Sherb & Co., P.C ("Feldman Sherb") as its independent accountants and auditors of record for the financial statements as of the year ended December 31, 1999.

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

         On January 18, 2001, the Board of Directors of the Company approved the engagement of Radin, Glass & Co., LLP ("Radin Glass") of New York, New York, to replace Feldman Sherb as the Company's independent auditors for the year ended December 31, 2000. The Company had not retained Radin Glass during any of the previous years to consult on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of a disagreement with the prior accountants or a reportable event under the Securities laws. Radin Glass's continued appointment for the year ended December 31, 2001 was ratified by the Company's shareholders at the Annual Meeting of Shareholders in August 2001.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS

(a)      Executive Officers and Directors.
         ---------------------------------

         Our current executive officers, directors and key employees and their ages and positions as of March 19, 2002, are as follows:

NAME                       AGE          POSITION
--------------------------------------------------------------------------------

Alan Posner                56           Chief Executive Officer, Chief Financial
                                        Officer, Secretary and Director

Mark Streisfeld            52           President, Director

Joel Flig(1),(2)           48           Director

Gene Kreuscher             59           Director

Steven Kreuscher           37           Senior Vice President - Sales

Ronald Shapss(2)           55           Director

Christopher Valleau        30           Vice President - Finance
------------------------------------

(1) Member of Audit Committee
(2) Member of Compensation Committee

         The principal occupation, title and business experience of ChampionLyte's executive officers and directors during the last five years, including the names and locations of employers, is indicated below:

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

         JOEL FLIG, a director of the Company since August 1999, is the founder and president of Creative Funding Group, a New York based company engaged nationwide in placement of senior debt since 2001. Prior to that, Mr. Flig had been the CEO of Financial Solutions Group, another New York based company engaged in debt placement, since 1989. Additionally, since 1998 he has been a director of Sparta Surgical Supply Co. Mr. Flig was a member of the Board of Directors and Executive Vice President of Aspen Financial, Inc. (a bank holding company) and from 1981 to September 1988 he was First Vice President of Union Chelsea National Bank (NY). From 1977 through May 1981 he served in a variety of executive capacities at Republic National Bank (NY) and began his banking career in the Management Development program at Chase Manhattan Bank (NY) in 1974. Mr. Flig received a B.B.A. degree in 1977 from the Bernard Baruch College of the City of New York, and his MBA-Finance from St. John's University (NY).

         GENE KREUSCHER has been a director of the Company since February 2001. Mr. Kreuscher has also been engaged by the Company to direct its plans to develop and market a chocolate drink product. Prior to joining the Company, Mr. Kreuscher was the president of the soft drink division of Austin, Nichols & Company, a subsidiary of French-based Pernod Ricard. That division was responsible for the manufacturing, distribution, sales and marketing of Yoo-Hoo and Orangina soft drinks. Prior to joining Yoo-Hoo, Mr. Kreuscher held various executive positions with Canada Dry, C&C Cola and Kirsch/No-Cal Beverages, Inc.

         STEVEN KREUSCHER joined the Company in March 2000 as Senior Vice President of Sales. Prior to joining the Company, Mr. Kreuscher served in increasingly responsible positions at Yoo-Hoo Chocolate Beverage Company/Austin, Nichols & Company, Soft Drinks from 1986 until 1999. While representing Yoo-Hoo, Mr. Kreuscher was promoted from District Sales Manager NY/NJ to Divisional Sales Manager Northeast to National Accounts Manager. Mr. Kreuscher received his MBA in 1997 at Dowling College (NY). In 1986, he received a Bachelor of Science degree in marketing from St. John's University (NY).

         RONALD SHAPSS, a director of the Company since August 1999, is the founder of Ronald Shapss Corporate Services, Inc. (RSCS) a company engaged in consolidating fragmented industries since 1992. RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc. and Consolidated Delivery & Logistics, Inc. Mr. Shapss was also the founder of Coach USA, Inc. and, from 1997 to 1999, served on the advisory boards of Consolidated Partners Founding Fund, LLC and 1+ USA, Inc., which founded Advanced Communications Group, Inc. (now Worldpages.com), an Internet directory whose shares trade on the New York Stock Exchange. From 1997 until 1999, he was a consultant and a member of the Board of Directors of Frontline Communications Corporation (NASDAQ: FCC). Mr. Shapss is a member of the New York Bar, having graduated from Brooklyn Law School.

         CHRISTOPHER VALLEAU joined the Company as Vice President-Finance in October 2000. Immediately prior to that, he was a Senior Staff Accountant for the New York and Florida-based certified public accounting firm, Feldman, Sherb & Co., P.C., for whom he managed the Florida client base, including ChampionLyte Products. He had joined Feldman Sherb as a staff accountant in 1997. Prior to that, he had been Assistant Controller (1994-1996) and Controller (1996-1997) of Ocean World Lines, Inc. in New York City. Chris is a licensed Certified Public Accountant in New York. He received a Bachelors of Business Administration degree from Pace University (Pleasantville, New York).

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

         Gene Kreuscher is the father of Steven Kreuscher. Other than that, there are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

         During the fiscal year ended December 31, 2001, there were three meetings of the Board of Directors.

(c)      Board Committees.

         Audit Committee. The Audit Committee was created in May 2000, with the responsibility of recommending to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit with the independent auditors; (ii) reviewing the Company's financial condition and results of operations with management and the independent auditors; (iii) considering the adequacy of the Company's internal accounting and control procedures; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The Committee currently consists of Mr. Flig.

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

ITEM 10.  EXECUTIVE COMPENSATION.

(a)      Compensation.

         The following table sets forth, for the Company's last three fiscal years, the annual and long-term compensation of those persons who were the two Executive Officers of the Company.


                                                                              Long Term
                                                   Annual Compensation       Compensation
    Name and Principal                       ---------------------------    --------------     All Other
        Position             Fiscal Year       Salary        Bonus ($)       Options (#)      Compensation
-------------------------    ------------    ----------- -- ------------    --------------  ----------------
Mark Streisfeld,                1999           $125,000             -0-               ---             $1,500
President                       2000           $133,334             -0-            50,000                -0-
                                2001           $175,000             -0-            20,000             $1,500

Alan Posner, CEO and            1999           $125,000             -0-               ---             $1,500
Chairman                        2000           $133,334             -0-            50,000                -0-
                                2001           $175,000             -0-            20,000             $1,500

All Directors and               1999           $250,000             -0-               ---             $7,500
Executive Officers as a         2000           $266,668             -0-           180,000            $15,000
Group(1)                        2001           $350,000             -0-           140,000             $7,500

------------------------

         (1) In 1999 and 2001, all directors and officers as a group consisted of 5 persons; in 2000 all directors and officers as a group consisted of 6 persons.

(b)      Director Compensation.

         Directors of the Company received a fee of $1,500 for each Board of Directors meeting attended in 2001. In addition, Directors were reimbursed for any of their travel expenses to and from such meetings.

         Compensation Committee Interlocks and Insider Participation. None of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of the board of directors.

(c)      Ongoing Plans or Arrangement.

         1.  Stock Option Plan.

         In August 1999, we adopted an Incentive Stock Option Plan. Under the Plan, the Board was authorized to issue up to 100,000 options to purchase the Company's stock to its employees, directors, consultants and agents in each year during the term of the Plan. On August 17, 2000, with the approval of the shareholders of the Company, the number of options to be granted under the Plan was increased to 1,000,000. The options granted under the Plan may be qualified or non-qualified. In 2001, approximately 430,000 options were granted under the Plan.

         2.  Employment Contracts.

         We have entered into employment contracts with the following executive officers:

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

(d)      Report on Repricing of Options/SARS.

         Meridian has not repriced any options or stock appreciation rights.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information as of March 15, 2002 as to the ownership of common stock by: (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the common stock; (ii) each director and nominee for election as a director of the Company; (iii) each of the Company's executive officers; and (iv) all directors and executive officers of the Company as a group:

                                                                              Shares of Common
                              Number of Share of         Percent of           Stock Obtainable
                                 Common Stock           Common Stock        Under Stock Options     Exercise of
    Name and Title of         Beneficially Owned        Beneficially             Currently             Stock
       Shareholder                    (1)                   Owned             Outstanding (2)         Options
--------------------------    --------------------    ------------------    ---------------------   -------------
Alan Posner (3)                      1,577,791(4)           21.0%                         70,000           $1.00
(CEO and Director)

Mark Streisfeld (5)
(President and Director)             1,690,291(6)           22.5%                         70,000           $1.00

Joel Flig (7) (Director)                    5,000            -0-                           5,000           $1.00

Gene Kreuscher (8)
(Director)                                  5,000            -0-                          50,000           $0.01

Ronald Shapss (9)
(Director)                                275,972           3.7%                          50,000           $1.00

All Directors and
Officers as a Group
(5 Persons)                             3,554,054           47.4%                        245,000

                                           SERIES II CONVERTIBLE PREFERRED STOCK

                                            Number of
                                            Shares of            Percent of           Number of Shares of
                                            Series II             Series II            Common Stock Into
                                           Convertible           Convertible            Which Series II
                                         Preferred Stock       Preferred Stock       Convertible Preferred
                                           Beneficially         Beneficially               Stock are
           Name of Shareholder               Owned(1)               Owned               Convertible(11)
     --------------------------------    -----------------    ------------------    ------------------------
     U.S. Bancorp Investments,                  8,230                 100%                 5,228,281(12)
     Inc.(10)
     (5% beneficial owner)

--------------------------

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) All Stock Options expire between May 31, 2010 and September 30, 2011.

(3) The address for Mr. Posner is c/o ChampionLyte Products, Inc., 1356 N.W. Boca Raton Blvd., Boca Raton, FL 33432.

(4) Includes 577,500 shares of common stock which were issued to Mr. Posner upon conversion of his 1,750 shares of Series I Preferred Stock in December 2001.

(5) The address for Mr. Streisfeld is c/o ChampionLyte Products, Inc., 1356 N.W. Boca Raton Blvd., Boca Raton, FL 33432.

(6) Includes 577,500 shares of common stock which were issued to Mr. Streisfeld upon conversion of his 1,750 shares of Series I Preferred Stock in December 2001.

(7) The address for Mr. Flig is 160 East 61st Street, New York, NY 10021.

(8) The address for Mr. Kreuscher is 69 Kenwood Road, Bohemia, New York 11716.

(9) The address for Mr. Shapss is 75 Montebello Road, Suffern, NY 10901-3746.

(10) The address for U.S. Bancorp Investments, Inc. is 11766 Wilshire Blvd., Suite 870, Los Angeles, California 90025.

(11) As of December 31, 2001.

(12) U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc., and certain of its designees, beneficially own 698,948 Common Stock Purchase Warrants of the Company. Each Common Stock Purchase Warrant is exercisable at $1.75 per Common share. These warrants are not included in the total shares of Common Stock into which the Series II Convertible Preferred Stock are convertible in the above chart.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has no relationships or transactions required to be disclosed pursuant to this Item.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as exhibits to this annual report:

EXHIBIT DESCRIPTION

       3.1     Articles of Incorporation, as amended.*
       3.2     By-Laws.*
      10.1 Employment Agreement dated October 2, 2000 between Christopher A. Valleau and Meridian USA Holdings, Inc.*
      10.2     Stock Option Agreement dated October 2, 2000 between Christopher
               A. Valleau and Meridian USA Holdings, Inc.*
      10.3 Lease Agreement dated November 1, 2000 between D&H Partnership and Meridian USA Holdings, Inc.*
      10.4 Supplier Agreement dated July 12, 1999 between Beverage House, Inc., and The Old Fashioned Syrup Company, Inc.*
      10.5 Loan agreement dated May 11, 2000, between U.S. Bancorp Libra and Meridian USA Holdings, Inc.*
      10.6 Securities Purchase Agreement dated June 16, 2000 between Meridian USA Holdings, Inc. and U.S. Bancorp Investments, Inc.*
      10.7 Registration Rights Agreement dated June 16, 2000 between Meridian USA Holdings, Inc. and U.S. Bancorp Investments, Inc.*
      10.8     Investor Rights Agreement dated June 16, 2000 between Meridian
               USA Holdings, Inc. and U.S. Bancorp Investments, Inc.*
      10.9     Securityholders Agreement dated June 16, 2000 among Meridian USA
               Holdings, Inc., Alan Posner, Mark Streisfeld, Paul Galant,
               Joel Flig, Ronald Shapss and U.S. Bancorp Investments, Inc.*
     10.10 Employment Agreement dated January 2000 between Mark Streisfeld and Meridian USA Holdings, Inc.*
     10.11 Employment Agreement dated January 2000 between Alan Posner and Meridian USA Holdings, Inc.*
     10.12 Employment Agreement dated March 15, 2000 between Steve Kreuscher and Meridian USA Holdings, Inc.*
     10.13 Amended and Restated License Agreement dated September 24, 1999 between Cumberland Packing Corp. and The Old Fashioned Syrup Company, Inc.*
     21.1      Subsidiaries of ChampionLyte Products, Inc.*
     23.1      Consent of Radin, Glass & Co., LLP, independent accountants.**
     99.1 Articles of Amendment to Articles of Incorporation of Meridian USA Holdings, Inc.*
----------------------
*        Previously filed.
**       Filed herewith.

(b)      Reports on Form 8-K.

         On October 5, 2001, we filed a Form 8-K to report the change of the name of the Company to ChampionLyte Products, Inc. and the change of its trading symbol to "CPLY."

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March, 2002.

                                         CHAMPIONLYTE PRODUCTS, INC.


                                         By:/s/Mark Streisfeld
                                         Mark Streisfeld, President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March, 2002.

Principal Executive Officer:

/s/Mark Streisfeld
Mark Streisfeld
President and Director

/s/Christopher A. Valleau
Christopher A. Valleau
Principal Financial Officer and
Principal Accounting Officer

/s/Alan Posner
Alan Posner
Secretary, Chief Executive Officer
and Director

/s/Joel Flig
Joel Flig
Director

/s/Gene Kreuscher
Gene Kreuscher
Director

/s/Ronald Shapss
Ronald Shapss
Director