Form 10QSB
period 2002-03-31
CHAMPIONLYTE PRODUCTS INC
filed 2002-05-14
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2002

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

              1356 N.W. Boca Raton Boulevard, Boca Raton, FL 33432
                    (Address of Principal Executive Offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of April 30, 2002, the issuer had issued and outstanding 7,526,399 shares of its common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):  Yes    No  X

                           CHAMPIONLYTE PRODUCTS, INC.
                              INDEX TO FORM 10-QSB

PART I -  FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheet at March 31, 2002 (unaudited)            3

          Consolidated Statements of Operations for the three months
          ended March 31, 2002 and 2001 (unaudited)                           4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited)                           5

          Notes to Consolidated Financial Statements                          6

Item 2    Management's discussion and analysis or plan of operations          7

PART II - OTHER INFORMATION

Item 1    Legal proceedings                                                   8

Item 2    Changes in securities and use of proceeds                           8

Item 3    Defaults upon senior securities                                     8

Item 4    Submission of matters to a vote of security holders                 8

Item 5    Other events                                                        8

Item 6(a) Exhibits                                                            8

Item 6(b) Reports of Form 8-K                                                 8

Signatures                                                                    9

CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
      Cash and cash equivalents                                $        141,642
      Marketable securities - available-for-sale                        354,841
      Accounts receivable, net                                          109,311
      Inventory                                                          22,961
      Advances                                                            2,383
      Prepaid expenses                                                   30,540
                                                               -----------------
          Total current assets                                          661,678

Property and equipment, net                                             165,937

Licensing agreement, net                                                130,532

Deposits                                                                 11,246
                                                               -----------------
                                                               $        969,393
                                                               =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable                                         $        298,964
      Accrued expenses and other current liabilities                    182,376
      Current portion of note payable                                     3,428
                                                               -----------------
          Total current liabilities                                     484,768
                                                               -----------------

Note payable, net of current portion                                      7,754

Series II redeemable convertible preferred stock, par
      value $.01 - authorized 8,500 shares, 8,230
      shares issued and outstanding                                   8,229,727

Commitments and contingency                                                   -

Stockholders' deficiency:
      Series I convertible preferred stock,  par value
           $1.00 - authorized 100,000 shares, 3,500 shares
           issued and outstanding                                             -
      Common stock, par value $.001 - authorized 40,000,000
          shares, issued and outstanding 7,501,399                        7,502
      Additional paid-in capital                                      4,976,058
      Deferred compensation                                             (86,745)
      Accumulated other comprehensive income - unrealized
          gain on marketable securities                                   1,840
      Accumulated deficit                                           (12,651,511)
                                                               -----------------
          Total stockholders' deficiency                             (7,752,856)
                                                               -----------------
                                                               $        969,393
                                                               =================


                 See notes to consolidated financial statements

                        CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               Three Months Ended March 31,
                                                       ----------------------------------------------
                                                              2002                     2001
                                                       ---------------------    ---------------------
                                                           (Unaudited)              (Unaudited)
Net sales                                              $            264,643     $            239,038

Cost of goods sold                                                  158,845                  144,207
                                                       ---------------------    ---------------------

Gross profit                                                        105,798                   94,831

Selling, general and administrative                                 886,984                1,210,039
                                                       ---------------------    ---------------------

Loss from operations                                               (781,186)              (1,115,208)

Other income (expense):
  Investment income                                                   8,720                   69,788
  Interest expense                                                     (300)                 (13,393)
  Expenses relating to the conversion of
    notes to Series II Convertible
    Preferred Stock                                                       -                 (898,605)
                                                       ---------------------    ---------------------

Other expenses, net                                                   8,420                 (842,210)
                                                       ---------------------    ---------------------

Net loss                                                           (772,766)              (1,957,418)

Series II preferred dividends                                       102,872                   93,727
                                                       ---------------------    ---------------------

Net loss available to common shareholders              $           (875,638)    $         (2,051,145)
                                                       =====================    =====================

Loss per common share available to
  shareholders - basic and diluted                     $              (0.12)    $              (0.32)
                                                       =====================    =====================

Weighted average number of common shares
  outstanding - basic and diluted                                 7,501,399                6,378,899
                                                       =====================    =====================

Other comprehensive loss:

Net loss                                               $           (772,766)    $         (1,957,418)

Unrealized gain (loss) from marketable securities                     1,840                   73,443
                                                       ---------------------    ---------------------

Comprehensive loss                                     $           (770,926)    $         (1,883,975)
                                                       =====================    =====================










                              See notes to consolidated financial statements
                                                   -4-

                                CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended March 31,
                                                                       -------------------------------------------
                                                                              2002                   2001
                                                                       -------------------    --------------------
                                                                           (Unaudited)             (Unaudited)
Cash flows from operating activities:
      Net loss                                                         $         (772,766)    $        (1,957,418)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                        18,274                 290,546
              Common stock and options issued for services                         54,857                  36,393
              Amortization of debt discount                                             -                 635,442
      Changes in current assets and liabilities:
          Accounts receivable                                                      (1,007)                    620
          Other receivable                                                        100,000                       -
          Inventory                                                                 1,526                 (24,535)
          Advances                                                                   (268)                      -
          Prepaid expenses                                                         21,852                 (15,720)
          Deposits                                                                      -                    (200)
          Accounts payable                                                         35,450                   9,185
          Accrued expenses and other current liabilities                           (4,388)                (15,823)
                                                                       -------------------    --------------------
Net cash used in operating activities                                            (546,470)             (1,041,510)
                                                                       -------------------    --------------------

Cash flows from investing activities:
          Purchase of marketable securities                                       624,597                 (21,650)
          Capital expenditures                                                          -                 (40,168)
                                                                       -------------------    --------------------
Net cash used in investing activities                                             624,597                 (61,818)
                                                                       -------------------    --------------------

Cash flows from financing activities:
          Principal payments on notes payable                                        (811)                   (741)
                                                                       -------------------    --------------------
Net cash used in financing activities                                                (811)                   (741)
                                                                       -------------------    --------------------

Net decrease in cash                                                               77,316              (1,104,069)

Cash, beginning of year                                                            64,326               1,456,684
                                                                       -------------------    --------------------

Cash, end of period                                                    $          141,642     $           352,615
                                                                       ===================    ====================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
      Interest expense                                                 $                -     $            13,393
                                                                       ===================    ====================
      Income taxes                                                     $                -     $                 -
                                                                       ===================    ====================

Noncash investing and financing activities:
      Conversion of note payable to Series II preferred stock          $                -     $         8,229,727
                                                                       ===================    ====================










                                   See notes to consolidated financial statements
                                                        -5-

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2001 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been included.

The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

COMMITMENTS

On January 31, 2002, the Company entered into a three-month employment agreement, expiring April 30, 2002, with its interim chief operating officer. The executive will receive 100,000 options of the Company's common stock, at an exercise price of $0.10 per share. The Company valued these options using the intrinsic value method under APB No. 25., or $0.50 per share. Such value was deferred and amortized over the term of the contract, as of March 31, 2002 there was $16,667 in deferred compensation.

Item 2   Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

ChampionLyte Products's net sales revenues for the quarter ended March 31, 2002 were $264,643, as compared to $239,038 in the comparable period of 2001. The Company did not experience the growth it had previously anticipated due to a reformulation of its ChampionLyte refresher drinks during the quarter. The Company began shipments of the reformulated refresher drinks during April 2002 and anticipates increased period-to-period sales in the second quarter of 2002. ChampionLyte Products's gross margin was 40% for the quarters ended March 31, 2002 and 2001, respectively.


Selling, general and administrative expenses and other expenses, net, decreased from $1,210,039 for the quarter ended March 31, 2001 to $886,984 for the quarter ended March 31, 2002 or a decrease of $323,055 (27%). The major element of that decrease was a decrease in advertising and media expenses from approximately $586,000 for the quarter ended March 31, 2001 to approximately $194,000 or a decrease of $392,000 (67%) in the comparable 2002 period. Such decrease in advertising and media expenditures was undertaken to conserve the Company's working capital. The decrease was offset by an increase in noncash compensation costs of approximately $18,000 for the quarter ended March 31, 2002, as compared to the comparable period of 2001 associated with the issuance of Common Stock for consulting services rendered. Such increase was also offset by incremental period-to-period costs of approximately $50,000 in other general expense accounts such as payroll, insurance and rent.

 Other income and (expense) increased from a net expense of $842,210 for the quarter ended March 31, 2001 to net other income of $8,420, or an increase of $850,630. Such increase was due to non-recurring interest charges of $899,000 during the quarter ended March 31, 2001 relating to the conversion of notes payable into Series II Convertible Preferred Stock. Additionally, in comparison to the comparable period during 2001, interest expense decreased by $13,000 and investment income decreased by $61,000.

ChampionLyte had a net loss available to common shareholders of $875,638 ($0.12 per share) during the quarter ended March 31, 2002, as compared to a net loss available to common shareholders of $2,051,134 ($0.32 per share) during the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

ChampionLyte's available cash and marketable securities at March 31, 2002 were approximately $498,000, as compared to approximately $4,186,000 at March 31, 2001. The decrease is primarily attributable to the increase in operating activities that were funded by the US Bancorp financing which occurred in June 2000.

As a result of the U.S. Bancorp financing, management believes that it has sufficient working capital to carry out its business plan for the operation and expansion of its syrup business and for the continued introduction and growth of its sports refresher drink for approximately the next four to six months. Until the Company's working capital improves, the Company is significantly reducing its spending on marketing and advertising, as well as budgeting additional cost cutting measures to ensure that our working capital is sufficient to continue to carryout our business plan. Based on the pace of current orders and anticipated growth in the current quarters, we believe that operations will increasingly contribute to cash flow during the next twelve months. Additionally, we are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of nationally marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions. In such event the Company will have to modify its business plan accordingly.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         None.

Item 2   Changes in Securities and Use of Proceeds

         None.

Item 3   Defaults Upon Senior Securities

         None.

Item 4   Submissions of Matters to a Vote of Security Holders

         None.

Item 5   Other Events

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         None.

          (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             CHAMPIONLYTE PRODUCTS, INC.




                                          By:/s/ Mark Streisfeld
                                             -----------------------------------
                                             Mark Streisfeld, President


                                          By:/s/ Christopher A. Valleau
                                             -----------------------------------
                                             Christopher A. Valleau,
                                             Vice President, Finance

Date: May 13, 2002