Form 10QSB
period 2002-06-30
CHAMPIONLYTE PRODUCTS INC
filed 2002-08-19
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2002

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


     As of August 12, 2002, the issuer had issued and outstanding 7,559,699 shares of its common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):    Yes      No   X

                           CHAMPIONLYTE PRODUCTS, INC.
                              INDEX TO FORM 10-QSB

PART I -  FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheet at June 30, 2002 (unaudited)           3

          Consolidated Statements of Operations for the three and
          six months ended June, 2002 and 2001 (unaudited)                  4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2002 and 2001 (unaudited)                   5

          Notes to Consolidated Financial Statements                        6

Item 2    Management's discussion and analysis or plan of operations        7

PART II - OTHER INFORMATION

Item 1    Legal proceedings                                                10

Item 2    Changes in securities and use of proceeds                        10

Item 3    Defaults upon senior securities                                  10

Item 4    Submission of matters to a vote of security holders              10

Item 5    Other events                                                     10

Item 6(a) Exhibits                                                         11

Item 6(b) Reports of Form 8-K                                              11

Signatures                                                                 12

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets:
      Cash and cash equivalents                               $          62,856
      Accounts receivable, net                                          190,416
      Inventory                                                          17,831
      Advances                                                            2,383
      Prepaid expenses                                                   16,997
                                                              ------------------
          Total current assets                                          290,483

Property and equipment, net                                             155,681

Licensing agreement, net                                                126,133

Deposits                                                                 11,246
                                                              ------------------

                                                              $         583,543
                                                              ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Accounts payable                                        $         752,545
      Accrued expenses and other current liabilities                    266,403
      Current portion of note payable                                     3,177
                                                              ------------------
          Total current liabilities                                   1,022,125
                                                              ------------------

Note payable, net of current portion                                      7,177

Series II redeemable convertible preferred stock,
      par value $.01 - authorized
      8,500 shares, 8,230 shares issued and outstanding               8,229,727

Commitments and contingency                                                   -

Stockholders' deficiency:
      Series I convertible preferred stock,
           par value $1.00  -  authorized
           100,000 shares, 3,500 shares
           issued and outstanding                                             -
      Common stock, par value $.001 - authorized
           40,000,000 shares, issued and
           outstanding 7,526,399                                          7,527
      Additional paid-in capital                                      4,976,283
      Accumulated deficit                                           (13,659,296)
                                                              ------------------
          Total stockholders' deficiency                             (8,675,486)
                                                              ------------------

                                                              $         583,543
                                                              ==================


           See accompanying notes to consolidated financial statements

                                   CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                     -----------------------------   -------------------------------
                                                                          2002            2001          2002               2001
                                                                     -------------   -------------   -------------   ---------------
                                                                      (unaudited)     (unaudited)     (unaudited)       (unaudited)


Net sales                                                            $    365,251    $    398,252    $    629,894    $      637,290

Cost of goods sold                                                        219,922         247,945         378,767           392,152
                                                                     -------------   -------------   -------------   ---------------

Gross profit                                                              145,329         150,307         251,127           245,138

Selling, general and administrative                                     1,155,884       1,382,174       2,042,868         2,592,213
                                                                     -------------   -------------   -------------   ---------------

Loss from operations                                                   (1,010,555)     (1,231,867)     (1,791,741)       (2,347,075)

Other income (expense):
  Investment income                                                         2,997         109,822          11,717           179,610
  Interest expense                                                            300            (317)              -           (13,710)
  Expenses relating to the conversion of notes to
    Series II Convertible Preferred Stock                                    (527)              -            (527)         (898,605)
                                                                     -------------   -------------   -------------   ---------------

Other expenses, net                                                         2,770         109,505          11,190          (732,705)
                                                                     -------------   -------------   -------------   ---------------

Net loss                                                               (1,007,785)     (1,122,362)     (1,780,551)       (3,079,780)

Series II preferred dividends                                             102,871         104,015         205,743           197,742
                                                                     -------------   -------------   -------------   ---------------

Net loss available to common shareholders                            $ (1,110,656)   $ (1,226,377)   $ (1,986,294)   $   (3,277,522)
                                                                     =============   =============   =============   ===============

Loss per common share available to shareholders - basic and diluted  $      (0.15)   $      (0.19)   $      (0.26)   $        (0.52)
                                                                     =============   =============   =============   ===============

Weighted average number of common shares
  outstanding - basic and diluted                                       7,520,149       6,335,149       7,512,113         6,353,542
                                                                     =============   =============   =============   ===============

Other comprehensive loss:

Net loss                                                             $ (1,007,785)   $ (1,122,362)   $ (1,780,551)   $   (3,079,780)

Unrealized gain (loss) from marketable securities                          (1,840)         28,917               -                 -
                                                                     -------------   -------------   -------------   ---------------

Comprehensive loss                                                   $ (1,009,625)   $ (1,093,445)   $ (1,780,551)   $   (3,079,780)
                                                                     =============   =============   =============   ===============

















                                  See accompanying notes to consolidated financial statements
                                                             -4-

                                 CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended June 30,
                                                                                ------------------------------------------
                                                                                      2002                   2001
                                                                                -------------------    -------------------
Cash flows from operating activities:
      Net loss                                                                  $       (1,780,551)    $       (3,079,780)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                                 32,929                307,922
              Common stock and options issued for services                                 141,602                 95,277
              Amortization of debt discount                                                      -                635,442
      Changes in current assets and liabilities:
          Accounts receivable                                                              (82,112)               (71,255)
          Other receivable                                                                 100,000                      -
          Inventory                                                                          6,656               (101,978)
          Advances                                                                            (268)                     -
          Prepaid expenses                                                                  35,395                 52,906
          Deposits                                                                               -                (12,700)
          Accounts payable                                                                 489,031                 95,385
          Accrued expenses and other current liabilities                                    79,639                (10,093)
                                                                                -------------------    -------------------
Net cash used in operating activities                                                     (977,679)            (2,088,874)
                                                                                -------------------    -------------------

Cash flows from investing activities:
          Purchase of marketable securities                                                977,598              1,186,886
          Repurchase of shares for settlement of consulting agreement                            -                (25,000)
          Capital expenditures                                                                   -                (70,007)
                                                                                -------------------    -------------------
Net cash used in investing activities                                                      977,598              1,091,879
                                                                                -------------------    -------------------

Cash flows from financing activities:
          Proceeds from the exercise of options                                                250                      -
          Principal payments on notes payable                                               (1,639)                (1,498)
                                                                                -------------------    -------------------
Net cash used in financing activities                                                       (1,389)                (1,498)
                                                                                -------------------    -------------------

Net decrease in cash                                                                        (1,470)              (998,493)

Cash, beginning of year                                                                     64,326              1,456,684
                                                                                -------------------    -------------------

Cash, end of period                                                             $           62,856     $          458,191
                                                                                ===================    ===================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
      Interest expense                                                          $              527     $                -
                                                                                ===================    ===================
      Income taxes                                                              $                -     $                -
                                                                                ===================    ===================

Noncash investing and financing activities:
      Conversion of note payable to Series II Preferred Stock                   $                -     $        8,229,727
                                                                                ===================    ===================







                                  See accompanying notes to consolidated financial statements
                                                             -5-

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001 have been included.

The results of operations for the three and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

GOING CONCERN

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

ACCRUED EXPENSES

As of June 30, 2002, the Company had accrued expenses of $266,403, such accruals consist of $25,000 in professional fees incurred due to an unresolved trademark case & general corporate and securities matters, approximately $18,000 for inventory purchases, $132,000 in unpaid deferred wages and unpaid contractually obligated raised due to three officers of the Company and $90,000 in various accrued commissions, royalties and advertising costs.

COMMITMENTS

On January 31, 2002, the Company entered into a three-month employment agreement, expiring April 30, 2002, with its interim chief operating officer. The executive has received 100,000 options of the Company's common stock, at an exercise price of $0.10 per share. The Company valued these options using the intrinsic value method under APB No. 25, or $0.50 per share. Such value was amortized over the term of the contract, as of June 30, 2002 the Company has recorded $50,000 in compensation relating to this issuance.

STOCKHOLDERS' DEFICIENCY

In April 2002, 25,000 options to purchase the Company's common stock were exercised at $.01 per share. The Company received proceeds from this exercise of $250.

For the six months ended June 30, 2002, the Company recognized $141,602 in compensation expense for options issued under terms of contracts for endorsement contracts and professional services. Such contracts were entered into during the year ended December 31, 2001 and through the first quarter of this year.

SUBSEQUENT EVENT

In July 2002, the Company entered into two promissory notes with a family member of its President. Such notes totaled $100,000 and are due thirty days from the date of issuance and bear interest at 10% for the first month and at the highest legal rate thereafter.

In August 2002, 33,000 options were exercised by the interim chief operating officer of the Company at $0.10 per share, the Company received no proceeds from this exercise; the interim chief operating officer offset monies due from the Company against the exercise price to be paid.

Item 2   Management's Discussion and Analysis or Plan of Operations

(a)      Critical Accounting Policies

ChampionLyte's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for ChampionLyte includes revenue recognition, inventory, accounting advertising costs and accounting for stock based compensation.

We recognize revenues as products are received by customers.
Our inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At June 30, 2002 all inventory on-hand was finished goods

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the six months ended June 30, 2002 and 2001 amounted to approximately $470,000 and $1,254,000, respectively.

We account for all transactions under which employees, officers and directors receive shares of stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for those options issued to non-employees for consulting services.

(b)      Results of Operations

ChampionLyte Product's net sales revenues for the six months ended June 30, 2002 were $629,894, as compared to $637,290 in the comparable period of 2001. The Company did not experience the growth it had previously anticipated during the current period due to a reformulation of its ChampionLyte refresher drinks and delays in completing bottling and distribution arrangements for the products during the six months ended. The Company began shipments of the reformulated refresher drinks during April 2002 and anticipates increased period-to-period sales in the third quarter of 2002. ChampionLyte Product's gross margin was 40% for the six months ended June 30, 2002 as compared to 38% for the comparable 2001 period.

Selling, general and administrative expenses and other expenses, net, decreased from $2,592,213 for the six months ended June 30, 2001 to $2,042,868 for the six months ended June 30, 2002 or a decrease of $549,345 (21%). The major element of that decrease was a decrease in advertising and media expenses from approximately $1,254,000 for the six months ended June 30, 2001 to approximately $470,000 or a decrease of $784,000 (63%) in the comparable 2002 period. The decrease was also due to a decrease in incremental period-to-period costs of approximately $72,000 in other general expense accounts such as payroll, insurance, rent and other administrative costs. Such decreases were undertaken to conserve the Company's working capital. The decrease was offset by the following factors: (i) an increase in noncash compensation costs of approximately $137,000 for the six months ended June 30, 2002, as compared to the comparable period of 2001 associated with the issuance of Common Stock for consulting services rendered and the recognition of deferred raises due to officers in the amount of $91,000, (ii) production start-up charges by our current co-packer of $95,000, and (iii) increased professional fees due to an unresolved trademark case of $75,000.

Other income and (expense) increased from a net expense of $732,705 for the six months ended June 30, 2001 to net other income of $11,190, or an increase of $743,895. Such increase was due to non-recurring interest charges of $899,000 during the six months ended June 30, 2001 relating to the conversion of notes payable into Series II Convertible Preferred Stock. Additionally, in comparison to the comparable period during 2001, interest expense decreased by $13,000 and investment income decreased by $168,000.

ChampionLyte had a net loss available to common shareholders of $1,986,294 ($0.26 per share) during the six months ended June 30, 2002, as compared to a net loss available to common shareholders of $3,277,522 ($0.52 per share) during the comparable prior period.

(c)      Liquidity and Capital Resources

ChampionLyte's available cash at June 30, 2002 were approximately $63,000, as compared to approximately $3,039,000 at June 30, 2001. The decrease is primarily attributable to the increase in operating activities that were funded by the US Bancorp financing which occurred in June 2000.

Management believes that without any additional funding, it is has sufficient working capital on hand to carry out its business plan for the operation and expansion of its syrup business and for the continued introduction and growth of its sports refresher drink for approximately the next four to six weeks. Until the Company's working capital improves, the Company is significantly reducing its spending on marketing and advertising, as well as budgeting additional cost cutting measures to ensure that our working capital is sufficient to continue to carryout its business plan. Based on the pace of current orders and anticipated growth in the current quarters, we believe that operations will increasingly contribute to cash flow during the next twelve months. Additionally, we are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of nationally marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions. In such event the Company may have to modify its business plan or cease business operations as currently constituted.

(d)      Recent Accounting Pronouncements

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

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

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

Item 2   Changes in Securities and Use of Proceeds

         In April 2002, 25,000 options to purchase the Company's common stock were exercised at $.01 per share. The Company received proceeds from this exercise of $250.

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


                          CHAMPIONLYTE PRODUCTS, INC.


                          By:/s/ Mark Streisfeld
                                 ---------------
                                 Mark Streisfeld, President

                          By:/s/ Christopher A. Valleau
                                 ----------------------
                                 Christopher A. Valleau, Vice President, Finance

Date: August 19, 2002