Form 10QSB
period 2002-09-30
CHAMPIONLYTE PRODUCTS INC
filed 2002-11-19
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2002


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


              1356 N.W. Boca Raton Boulevard, Boca Raton, FL 33432
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (561) 417-6800
                                 --------------
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


As of November 14, 2002, the issuer had issued and outstanding 7,559,399 shares of its common stock, par value $0.001 per share. Transitional Small Business
Disclosure Format (check one): Yes       No  X
                                   ---      ---

                           CHAMPIONLYTE PRODUCTS, INC.
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1    Condensed Consolidated Financial Statements

          Consolidated Balance Sheet at September 30, 2002 (unaudited) ......  3

          Consolidated Statements of Operations for the three and
          nine months ended September, 2002 and 2001 (unaudited) ............  4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2002 and 2001 (unaudited) ..............  5

          Notes to Consolidated Financial Statements ........................  6

Item 2    Management's discussion and analysis or plan of operations ........  7

Item 3    Controls and procedures ...........................................  8

PART II - OTHER INFORMATION

Item 1    Legal proceedings ................................................. 10

Item 2    Changes in securities and use of proceeds ......................... 10

Item 3    Defaults upon senior securities ................................... 10

Item 4    Submission of matters to a vote of security holders ............... 10

Item 5    Other events ...................................................... 10

Item 6(a) Exhibits .......................................................... 10

Item 6(b) Reports of Form 8-K ............................................... 10

Signatures .................................................................. 11

Certifications .............................................................. 12

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash and cash equivalents .................................   $     24,716
     Accounts receivable, net of allowance for
        doubtful accounts of $125,484 ..........................        198,972
     Inventory .................................................         17,831
     Advances ..................................................          2,383
     Prepaid expenses ..........................................          5,997
                                                                   ------------
        Total current assets ...................................        249,899

Property and equipment, net ....................................        129,172

Licensing agreement, net .......................................        121,733

Deposits .......................................................         11,246
                                                                   ------------

                                                                   $    512,050
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of note payable ...........................   $      3,587
     Loans payable related party ...............................        140,000
     Accounts payable ..........................................        810,333
     Accrued expenses and other current liabilities ............        382,060
                                                                   ------------
        Total current liabilities ..............................      1,335,980
                                                                   ------------

Note payable, net of current portion ...........................          5,920

Series II redeemable convertible preferred stock,
     par value $.01 - authorized 8,500 shares,
     8,230 shares issued and outstanding .......................      8,229,727

Commitments and contingency ....................................              -

Stockholders' deficiency:
     Series I convertible preferred stock,
          par value $1.00  -  authorized 100,000 shares,
          none issued and outstanding ..........................              -
     Common stock, par value $.001 - authorized 40,000,000
           shares, issued and outstanding 7,559,399 ............          7,560
     Additional paid-in capital ................................      4,979,550
     Accumulated deficit .......................................    (14,046,687)
                                                                   ------------
        Total stockholders' deficiency .........................     (9,059,577)
                                                                   ------------

                                                                   $    512,050
                                                                   ============

           See accompanying notes to consolidated financial statements

                                   CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                     ---------------------------     ---------------------------
                                                         2002            2001           2002            2001
                                                     -----------     -----------     -----------     -----------
Net sales .......................................    $   241,776     $   382,860     $   871,670     $ 1,020,150

Cost of goods sold ..............................        140,630         232,783         519,397         624,935
                                                     -----------     -----------     -----------     -----------

Gross profit ....................................        101,146         150,077         352,273         395,215

Selling, general and administrative .............        470,267       1,427,427       2,513,135       4,019,640
                                                     -----------     -----------     -----------     -----------

Loss from operations ............................       (369,121)     (1,277,350)     (2,160,862)     (3,624,425)

Other income (expense):
  Investment income .............................             13          24,943          11,730         204,553
  Interest expense ..............................        (16,581)            299         (16,581)        (14,010)
  Loss on sale of fixed asset ...................         (2,229)              -          (2,229)              -
  Expenses relating to the conversion of notes
    to Series II Convertible Preferred Stock ....            527               -               -        (898,605)
                                                     -----------     -----------     -----------     -----------

Other expenses, net .............................        (18,270)         25,242          (7,080)       (708,062)
                                                     -----------     -----------     -----------     -----------

Net loss ........................................       (387,391)     (1,252,108)     (2,167,942)     (4,332,487)

Series II preferred dividends ...................        102,870         105,158         308,613         302,900
                                                     -----------     -----------     -----------     -----------

Net loss available to common shareholders .......    $  (490,261)    $(1,357,266)    $(2,476,555)    $(4,635,387)
                                                     ===========     ===========     ===========     ===========

Loss per common share available to
  shareholders - basic and diluted ..............    $     (0.06)    $     (0.22)    $     (0.33)    $     (0.73)
                                                     ===========     ===========     ===========     ===========

Weighted average number of common shares
  outstanding - basic and diluted ...............      7,542,899       6,293,899       7,522,999       6,335,899
                                                     ===========     ===========     ===========     ===========

Comprehensive loss:

Net loss ........................................    $  (387,391)    $(1,252,108)    $(2,167,942)    $(4,332,487)

Unrealized gain (loss) from marketable securities              -             932               -          29,849
                                                     -----------     -----------     -----------     -----------

Comprehensive loss ..............................    $  (387,391)    $(1,251,176)    $(2,167,942)    $(4,302,638)
                                                     ===========     ===========     ===========     ===========

                            See accompanying notes to consolidated financial statements

                                                        -4-

                            CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                          2002            2001
                                                                       -----------     -----------
Cash flows from operating activities:
     Net loss .....................................................    $(2,167,942)    $(4,332,487)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization .........................         52,103         325,494
            Common stock and options issued for services ..........        141,602         193,937
            Amortization of debt discount .........................              -         635,442
            Loss on sale of fixed asset ...........................          2,229               -
     Changes in current assets and liabilities:
        Accounts receivable .......................................        (90,668)        (33,418)
        Other receivable ..........................................        100,000               -
        Inventory .................................................          6,656        (114,346)
        Advances ..................................................           (268)              -
        Prepaid expenses ..........................................         46,395         (46,288)
        Deposits ..................................................              -            (200)
        Accounts payable ..........................................        550,119          83,921
        Accrued expenses and other current liabilities ............        195,296          40,026
                                                                       -----------     -----------
Net cash used in operating activities .............................     (1,164,478)     (3,247,919)
                                                                       -----------     -----------

Cash flows from investing activities:
        Sa;e of marketable securities .............................        977,598       2,024,714
        Repurchase of shares for settlement of consulting agreement              -         (25,000)
        Proceeds from the sale of fixed asset .....................          9,506               -
        Capital expenditures ......................................              -         (71,442)
                                                                       -----------     -----------
Net cash used in investing activities .............................        987,104       1,928,272
                                                                       -----------     -----------

Cash flows from financing activities:
        Proceeds from the exercise of options .....................            250               -
        Proceeds from related party loans .........................        140,000               -
        Principal payments on notes payable .......................         (2,486)         (2,273)
                                                                       -----------     -----------
Net cash used in financing activities .............................        137,764          (2,273)
                                                                       -----------     -----------

Net decrease in cash ..............................................        (39,610)     (1,321,920)

Cash, beginning of year ...........................................         64,326       1,456,684
                                                                       -----------     -----------

Cash, end of period ...............................................    $    24,716     $   134,764
                                                                       ===========     ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period:
     Interest expense .............................................    $       527     $         -
                                                                       ===========     ===========
     Income taxes .................................................    $         -     $         -
                                                                       ===========     ===========

Noncash investing and financing activities:
     Conversion of note payable to Series II Preferred Stock ......    $         -     $ 8,229,727
                                                                       ===========     ===========
     Exericse of options for accrued expenses .....................    $     3,300     $         -
                                                                       ===========     ===========


                     See accompanying notes to consolidated financial statements

                                                -5-

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002, and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001 and the cash flows for the nine-month periods ended September 30, 2002 and 2001 have been included.

The results of operations for the three and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

GOING CONCERN

Since its inception, the Company has incurred significant operating losses. The Company's accumulated deficit as of September 30, 2002 was $14,046,687 additionally the Company had negative working capital of $1,086,081. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time. The Company will have to obtain additional capital or generate additional revenue in order to continue operations. The Company is actively engaged in pursuing additional sources of capital. However, the Company's management has indicated that if it is unable to successfully raise additional capital or it is unable to generate additional revenue in the near future, the Company may cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ACCRUED EXPENSES

As of September 30, 2002, the Company had accrued expenses of $382,060, such accruals consist of $275,000 in unpaid deferred wages and unpaid contractually obligated raises due to three officers of the Company and $91,000 in various accrued commissions, royalties and advertising costs, as well as approximately $16,000 in accrued interest associated with loans from related party.

LOANS PAYABLE RELATED PARTY

In July 2002, the Company entered into short-term loans with a family member of its President. Such notes totaled $100,000 and are due thirty days from the date of issuance and bear interest at 10% for the first month and at the highest legal rate thereafter. Additionally, on September 5, 2002 a third loan was given by the same individual for $40,000. As of September 30, 2002, the Company has accrued interest related to these notes of $15,680. No principal amounts on these notes have been repaid.

STOCKHOLDERS' DEFICIENCY

In April 2002, 25,000 options to purchase the Company's common stock were exercised at $.01 per share. The Company received proceeds from this exercise of $250.

For the nine months ended September 30, 2002, the Company recognized $141,602 in compensation expense for options issued under terms of contracts for endorsement contracts and professional services. Such contracts were entered into during the year ended December 31, 2001 and through the first quarter of this year.

On January 31, 2002, the Company entered into a three-month employment agreement, expiring April 30, 2002, with an interim executive. The executive received 100,000 options of the Company's common stock, at an exercise price of $0.10 per share. The Company valued these options using the intrinsic value method under APB No. 25, or $0.50 per share. Such value was amortized over the term of the contract, as of September 30, 2002 the Company has recorded $50,000 in compensation relating to this issuance. In August 2002, 33,000 options were exercised by this former executive at $0.10 per share, the Company received no proceeds from this exercise; the proceeds were offset against monies due from the Company against the exercise price to be paid.

Item 2   Management's Discussion and Analysis or Plan of Operations

(a)      Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for ChampionLyte includes revenue recognition, inventory, accounting advertising costs and accounting for stock based compensation.

We recognize revenues as products are received by customers.

Our inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At September 30, 2002 all inventory on-hand was finished goods

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the nine months ended September 30, 2002 and 2001 amounted to approximately $493,000 and $1,908,000, respectively.

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

(b)      Results of Operations

ChampionLyte Product's net sales revenues for the nine months ended September 30, 2002 were $871,670, as compared to $1,020,150 in the comparable period of 2001. The Company did not experience the growth it had previously anticipated during the current period due to a reformulation of its ChampionLyte refresher drinks and delays in completing bottling and distribution arrangements for the products during the nine months ended. The Company began shipments of the reformulated refresher drinks during April 2002. ChampionLyte Product's gross margin was 40% for the nine months ended September 30, 2002 as compared to 39% for the comparable 2001 period.

Selling, general and administrative expenses and other expenses, net, decreased from $4,019,640 for the nine months ended September 30, 2001 to $2,513,135 for the nine months ended September 30, 2002 or a decrease of $1,506,505 (37%). The major element of that decrease was a decrease in advertising and media expenses from approximately $1,908,000 for the nine months ended September 30, 2001 to approximately $493,000 or a decrease of $1,415,000 (74%) in the comparable 2002 period. The decrease was also due to a decrease in incremental period-to-period costs of approximately $285,000 in other general expense accounts such as payroll, insurance, rent and other administrative costs. Such decreases were undertaken to conserve the Company's working capital. The decrease was offset by production start-up charges by our current co-packer of $95,000, and (iii) increased professional fees due to an unresolved trademark case of $99,000.

Other income and (expense) increased from a net expense of $708,062 for the nine months ended September 30, 2001 to net other expense of $7,080, or an increase of $700,982. Such increase was due to non-recurring interest charges of $899,000 during the nine months ended September 30, 2001 relating to the conversion of notes payable into Series II Convertible Preferred Stock. Additionally, in comparison to the comparable period during 2001, investment income decreased by $193,000.

ChampionLyte had a net loss available to common shareholders of $2,476,555 ($0.33 per share) during the nine months ended September 30, 2002, as compared to a net loss available to common shareholders of $4,635,387 ($0.73 per share) during the comparable prior period.

(c)      Liquidity and Capital Resources

ChampionLyte's available cash at September 30, 2002 was approximately $25,000, as compared to approximately $1,879,000 at September 30, 2001. The decrease is primarily attributable to the increase in operating activities that were funded by the US Bancorp financing which occurred in June 2000.

For the nine months ended September 30, 2002 we had cash used in operating activities of $1,164,478. This consisted of a net loss of $2,167,942, increases in accounts receivable and advances of $90,936 offset by the following: (i) depreciation and amortization of $52,103 (ii) common stock issued for services of $141,602 (iii) the loss on the sale of a vehicle of $2,229 (iv) decreases in operating assets of $153,051 (v) increases in operating liabilities of $745,415.

For the nine months ended September 30, 2002 we had net cash provided by investing activities of $987,104, which consisted of the sale of marketable securities of $977,598 and the proceeds from the sale of a vehicle of $9,506.

Cash flows from financing activities for the nine months ended September 30, 2002 were $137,764 which consisted of $140,000 in proceeds from related party loans and $250 from the exercise of stock options offset by principal payments on notes payable of $2,486.

We believe that without any additional funding, we will not be able to carry out our business plan for the operation and expansion of its syrup business and for the continued introduction and growth of its sports refresher drink. Until our working capital improves through an additional equity or debt offering, we have significantly reduced our business operations. We are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of nationally marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions. In such event we may have to modify its business plan or cease business operations as currently constituted.

(d)      Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

Item 3   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         On November 6, 2001, Sara Lee Corporation and Sara Lee Global Finance L.L.C. (collectively "Sara Lee") filed a complaint against the Company and its subsidiary, ChampionLyte, Inc., in the Superior Court of North Carolina (since removed to the United States District Court for the Middle District of North Carolina) and commenced a related cancellation proceeding before the U.S. Patent and Trademark Office Trial and Appeal Board. Sara Lee alleges that the Company's CHAMPIONLYTE trademark infringes upon Sara Lee's registered trademark CHAMPION for sporting goods and clothing. The complaint seeks an injunction against the Company's use of "Champion" in connection with the sale of sports drinks or other sports-related goods or services, the cancellation of the Company's trademark registration for ChampionLyte, as well as unspecified damages. The Company is currently negotiating a settlement of this litigation, however there can be no assurance that such settlement can be reached.

Item 2   Changes in Securities and Use of Proceeds

         In August 2002, 33,000 options were exercised by the former interim chief operating officer of the Company at $0.10 per share, the Company received no proceeds from this exercise; the interim chief operating officer offset monies due from the Company against the exercise price to be paid.

Item 3   Defaults Upon Senior Securities

         None.

Item 4   Submissions of Matters to a Vote of Security Holders

         None.

Item 5   Other Events

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

                  99.1     Certification of Chief Executive Officer
                  99.2     Certification of Principal Accounting Officer

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


                                        CHAMPIONLYTE PRODUCTS, INC.


                                        By:/s/ Mark Streisfeld
                                        Mark Streisfeld, President

                                        By:/s/ Christopher A. Valleau
                                        Christopher A. Valleau,
                                        Vice President, Finance

Date: November 19, 2002

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of ChampionLyte Products, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Alan Posner, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of ChampionLyte Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                 /s/ Alan Posner
                                        Name:  Alan Posner
                                        Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of ChampionLyte Products, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Christopher A. Valleau, the Principal Accounting Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of ChampionLyte Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                 /s/ Christopher A. Valleau
                                        Name:  Christopher A. Valleau
                                        Title: Principal Accounting Officer