Form 10KSB
period 2002-12-31
CHAMPIONLYTE PRODUCTS INC
filed 2003-03-31
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

                              Commission File #0-28223


                           CHAMPIONLYTE PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                                    Florida

         (State or other jurisdiction of incorporation or organization)

                                   65-0510294
                      (IRS Employer Identification Number)

       2999 NE 191st Street, Penthouse 2, North Miami Beach, Florida 33180
               (Address of principal executive offices )(Zip Code)

                                  (305)789-6621
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]







Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $ 266,366

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2003, was: $465,952

Number of shares of the registrant's common stock outstanding as of March 27, 2003 is:

Transfer Agent as of March 27, 2003:

                     Florida Atlantic Stock Transfer
                     7130 Nob Hill Road
                     Tamarac, Florida 33321







PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are a developing company engaged in the manufacture and sale of fat-free and sugar-free syrups and sports refresher drinks. The first product we brought to the market was chocolate syrup, which we began to sell in 1999 under the Sweet 'N Low(R) trademark, which we have licensed from Cumberland Packing Corp. In early 2000, we expanded our syrup product line by adding strawberry and vanilla creme flavors. As set forth herein, we no longer own a majority interest in the Syrup Company. In the third quarter of 2000, we introduced a sugar-free, fat-free and additive-free isotonic refresher drink under our own trademark, Champion Lyte(R).

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

The Company's primary product, ChampionLyte is the first completely sugar-free entry into the isotonic sports drink market. The Company recently reformulated the sports drink with the sweetener Splenda(R), the trade name for Sucralose produced by McNeil Nutritionals, a Johnson & Johnson company. ChampionLyte(R) will continue to have no label warnings. The products that currently dominate the market have between 33 and 38 grams of sugar and up to 150 calories in a 20 ounce bottle. ChampionLyte(R), which is available in lemon-lime, orange, grape, fruit punch, pink lemonade and blue raspberry, is the only "no guilt" sports drink with the benefits of electrolyte replacement without sugar, fat, calories or carbohydrates. ChampionLyte(R) is currently available at a limited number of the nation's mass-market retail locations as well as a limited number of governmental institutions.

The major advantage of ChampionLyte(R) is that it replaces electrolytes, especially after exercise, without the ingredients, which would cause weight gain - particularly sugar. For example: if a man or woman runs on a treadmill for 30 minutes they would burn about 150 calories. By drinking one of the popular major brand sports drinks that contain 33 to 37 grams of sugar (that's 33 to 37 individual one-gram packs of sugar) after working out on the treadmill, they would either cancel out the calories they just burned off, or actually gain more calories than burned during the workout. The Company's goal is to accelerate its sales efforts to a variety of outlets, both retail and institutional, that have the capacity to put the Company in a cash-flow positive situation as quickly and cost efficiently as possible.

Since its inception on August 14, 1994, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless it receives additional funding. The Company has received and will continue to receive some short term financing. However, because of the existing liabilities already incurred by the Company, the Company will have to obtain additional capital or generate additional revenue in order to continue operations. The Company is actively engaged in pursuing additional sources of capital. However, the Company's management has indicated that if it is unable to successfully raise additional capital or it is unable to generate additional revenue in the near future, the Company may cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The new management of the Company has already severely cut overhead, including the downsizing and moving of its corporate headquarters and is currently negotiating with the Company's various creditors. Until the Company's working capital improves, the Company has significantly reduced its spending on marketing and advertising, as well as budgeting additional cost cutting measures to ensure that its working capital may be sufficient to continue to carry out its business plan. The Company continues to expect to be able to maintain operations as its attempt to cut expenses and negotiate with its creditors. In the event the Company is unable to obtain additional financing in the coming months or negotiate a settlement with its creditors, the Company will have to curtail operations significantly or possibly cease operations.

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

On November 27, 2002, Alan Posner, the previous Chief Executive Officer and Chairman of the Board of Directors of the Company entered into a promissory note ("Note") with InGlobalVest, Inc. ("InGlobalVest") in which the Company received $15,000 which was payable on December 13, 2002 at a 10% interest rate. Such Note was entered into without the approval of the Board of Directors and allowed InGlobalVest to receive a 66 2/3% interest in the Company's wholly owned subsidiary, The Old Fashioned Syrup Company, Inc. ("Syrup Company") upon default of the Note. The Company subsequently defaulted on the Note on or about December 14, 2002 and InGlobalVest took the shares of the Syrup Company as well as the books and records of the Syrup Company from the previous corporate counsel of the Company. The issuance of the Note and subsequent release of the interest in the Syrup Company may be deemed to be a breach of the terms of the Preferred Stock. The terms of the Security Holder Agreement attached to the Preferred Stock does not allow the Company to incur indebtedness, the sale of assets or the creation of liens on the Company's assets without the consent of the holders of the Preferred Stock.

Since the Company failed to receive the consent of US Bancorp., the holder of the Preferred Stock at the time the Note was entered into, the Company may be in default under the terms of the Preferred Stock. In addition, the new management of the Company has been advised that the Company received offers from several potential investors to pay this debt and avoid the default of the Note. In addition, the past management of the Company failed to file a Form 8-K disclosing the Note and the subsequent transfer of the Syrup Company which was a material asset of the Company. The new management of the Company is currently exploring all of its legal options with regard to this matter to determine the best course of action to protect the shareholders of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

We presently sublease approximately 800 square feet of space at 2999 NE 191st Street, Penthouse 2, North Miami Beach, Florida on a month to month basis for $1,750 per month.

ITEM 3.  LEGAL PROCEEDINGS

Sarah Lee Global Finance LLC v. Championlyte Products, Inc., etal. In November 2001, Sara Lee Finance, LLC ("Sara Lee") commenced an action in United States District Court for the Middle District of North Carolina against the Company seeking to enjoin the Company from infringing Sara Lee's "Champion" trademark. Simultaneously, Sara Lee commenced a proceeding in the U.S. Patent & Trademark Office to cancel the Company's trademark registration for the mark Champion Lyte. Sara Lee claims that the Company's use of the Champion Lyte trademark for its dietary refresher drink infringes Sara Lee's Champion trademark used for various sporting goods and clothing. The parties to this case are in the process of negotiating a settlement to this action pursuant to which the Company will assign the Champion Lyte trademark to Sara Lee and Sara Lee would grant an exclusive license of the Champion Lyte trademark for dietary refresher drinks back to the Company. The terms of that license have not yet been finalized, but will include minimum royalties, an initial term of five (5) years and four renewal terms of (5) years each.

Champion Performance Products, Inc. d/b/a Champion Nutrition v. ChampionLyte. Inc. In August 2002, Champion Performance Products commenced the above referenced cancellation proceeding in the U.S. Patent and Trademark Office against ChampionLyte, Inc., in which the petitioner seeks to cancel the Company's registration for its Champion Lyte trademark. The Company strenuously denies the claim on the ground that there is no likelihood of confusion between the Company's mark and the marks if the petitioner. The proceeding is in its earliest stages and no prediction can b made as to its outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE










PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March , 2003, there were approximately shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds . Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "CPLY."

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

YEAR     QUARTER            HIGH             LOW

2000     First             2.8125           1.4375
2000     Second            3.0625           1.0313
2000     Third             3.25             1.5
2000     Fourth            2.4375           1.5
2001     First             2.3125           1.375
2001     Second            2.07             0.51
2001     Third             1.48             0.52
2001     Fourth            1.05             0.51
2002     First             0.85             0.40
2002     Second            0.70             0.35
2002     Third             0.45             0.12
2002     Fourth            0.45             0.04

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

We paid no dividends with respect to our common stock during 2001 and have no current intention to pay any dividends.









ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements
--------------------------

Forward-Looking Statements
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus, competitive environment, and general economic conditions.

Results of Operations (exclusive of discontinued operations)
------------------------------------

                                    Years Ended December 31,
                                 2002                      2001
                                 ----                      ----

     Net Sales             $ 266,336                $        368,631

     Cost of Goods Sold      165,909                         221,179

     Gross Profit            100,427                         147,452

     Selling, General and
     Administrative
     Expenses               1,954,761                      4,153,599

Revenues from operations during the year ended December 31, 2002 were $266,336, as compared to $368,631 for the year ended December 31, 2001. The decrease in sales was due to the decline in the Company's ability to market its products.

Selling, general and administrative expenses decreased to $1,954,761 for the year ended December 31, 2002 as compared to $4,153,599 for the year ended December 31, 2001. This decrease is almost entirely a result of a large reduction in marketing and advertising expenses.

Liquidity
------------------------

                                      Year Ended December 31,
                                     2002                 2001
                                     ----                 ----
     Net Cash (Used in)
         Provided by Operations   $   (950,132)   $    (3,410,540)

     Working Capital (deficiency) $   (1,016,803)   $       882,272









Net cash flows from operations increased from $(3,410,540)during the year ended December 31, 2001 to $(950,132) during the year ended December 31, 2002. This decrease was primarily due to the decrease in marketing and advertising expenses.

The Company had a working capital deficit of $1,016,803 as of December 31, 2002 as compared to a working capital surplus of $882,272 as of December 31, 2001. This decline in working capital deficit is due to the Company's continuing losses from operations.

Future Outlook
--------------

The Company is currently undergoing a multipart restructuring. The Company is in final negotiations with a former executive of Snapple Beverages and continues to negotiate with its creditors as well as to negotiate the settlement of litigation, particularly with Sare Lee Products. The Company intends to restructure its corporate structure, moving ChampionLyte into a beverage subsidiary and changing the name of the company to better reflect its plan to become a platform for additional food and beverage acquisitions. The Company has also reformulated the ChampionLyte product and hopes to re-launch the new version within thirty days. All of these changes will require additional financing for the company and there can be no assurances that the Company will obtain any of the additional financing needed to accomplish its plans. Should the company be unable to secure additional financings to complete its restructuring and implement its plans, the Company will be forced to cease operations.










ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

Independent Auditors' Report....................................................................................F-2

Consolidated Balance Sheet......................................................................................F-3

Consolidated Statement of Operations............................................................................F-4

Consolidated Statement of Stockholders' Deficiency..............................................................F-5

Consolidated Statement of Cash Flows............................................................................F-6

Notes to Consolidated Financial Statements...............................................................F-7 - F-21







                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
ChampionLyte Products, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of ChampionLyte Products, Inc. (formerly known as Meridian USA Holdings, Inc.) and subsidiaries as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChampionLyte Products, Inc. and subsidiaries, for the years ended December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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


                                          /S/  Radin Glass & Co., LLP
                                               Radin Glass & Co., LLP
                                               Certified Public Accountants
New York, New York
March 20, 2003



                                      F-2





                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS

Current assets:
       Cash and cash equivalents                                                $           71
       Prepaid expenses                                                                10,825
                                                                                  ------------
                                     Total current assets                              10,896

Property and equipment, net                                                            27,284

                                                                                  ------------

                                                                                $      38,180
                                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
       Accounts payable                                                         $     610,969
       Net liabilities of discontinued operations                                     116,730
       Notes payable - related party                                                  140,000
       Accrued expenses and other current liabilities                                 160,000
                                                                                  ------------
                                     Total current liabilities                      1,027,699
                                                                                  ------------

Series II redeemable convertible preferred stock,
       par value $.01 - authorized 8,500 shares,
       8,230 shares issued and outstanding (liquidation
       value $8,230,000)                                                             8,229,727

Commitments and contingency                                                               -

Stockholders' deficiency:
       Series I convertible preferred stock,  par value $1.00 - authorized

            100,000 shares, 0 shares issued and outstanding                               -
       Common stock, par value $.001 - authorized 40,000,000 shares,
                                     issued and outstanding 7,559,399                   7,560
       Additional paid-in capital                                                   4,979,550
       Accumulated deficit                                                        (14,206,355)
                                                                                  ------------
                                     Total stockholders' deficiency                (9,219,245)
                                                                                  ------------

                                                                                $      38,180
                                                                                  ============

                 See notes to consolidated financial statements
                                       F-3











                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Years Ended December 31,
                                                                            --------------------------------------
                                                                                2002                2001
                                                                            ------------------ -------------------


Net sales                                                                 $        266,336      $      368,631

Cost of goods sold                                                                 165,909             221,179
                                                                            ------------------ -------------------

Gross profit                                                                       100,427             147,452

Selling, general and administrative                                              1,954,761           4,153,599
                                                                            ------------------ -------------------

Loss from operations                                                            (1,854,334)         (4,006,147)

Other income (expense):
  Investment income                                                                 11,732             234,405
  Interest expense                                                                 (16,728)            (14,291)

  Loss on impairment of inventory                                                        -            (139,575)

  Loss on sale of assets                                                            (2,229)                  -

  Gain on sales of investment                                                       10,860                   -

   Expenses relating to conversion of notes to Series II preferred stock                 -            (898,605)
                                                                            ------------------ -------------------


Other expenses, net                                                                  3,634            (818,066)
                                                                            ------------------ -------------------

Net loss from continuing operations before income tax expense                   (1,850,700)         (4,824,213)

Income tax expense                                                                       -                   -
                                                                            ------------------ -------------------
Net loss from continuing operations                                             (1,850,700)         (4,824,213)
Loss on from discontinued operations                                              (476,910)           (744,949)
                                                                            ------------------ -------------------
Net Loss                                                                        (2,327,610)         (5,569,162)
Series II deemed preferred dividends                                               411,500             399,965
Net loss available to common shareholders                                 $     (2,739,110)     $   (5,969,127)
                                                                            ================== ===================

Basic and Diluted Earnings (Loss) Per share

Loss from contiuing operations available to shareholders                  $          (0.30)     $        (0.81)

Loss from discontinued operations                                                    (0.06)              (0.12)
                                                                            ------------------ -------------------
                                                                          $          (0.36)     $        (0.93)
                                                                            ================== ===================

Weighted average number of common shares
  outstanding - basic and diluted                                                7,528,861           6,427,168
                                                                            ================== ===================

Other comprehensive loss:
Net loss                                                                  $     (2,327,610)      $  (5,569,162)

Unrealized gain from marketable securities                                               -              12,681
                                                                            ------------------ -------------------

Comprehensive loss                                                        $     (2,327,610)     $   (5,556,481)
                                                                            ================== ===================






                 See notes to consolidated financial statements
                                       F-4


                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                                                  Series I
                                                                            Common Stock                Convertible Preferred Stock
                                                                                                      -----------------------------
                                                                  --------------------------------
                                                                      Shares            Amount           Shares             Amount
                                                                  ----------------  --------------    ---------------  ------------

Balance, December 31, 2000                                           6,376,399       $      6,377         3,500           $  3,500

Issuance of common stock for services                                   15,000                 15             -                   -

Issuance of options for services                                             -                  -             -                   -

Effect of change in fair value of available-for-sale securities              -                  -             -                   -

Repurchase of shares in settlement with consultant                     (95,000)               (95)            -                   -

Exercise of stock options                                               50,000                 50             -                   -

Conversion of Series I Preferred Stock                               1,155,000              1,155        (3,500)            (3,500)

Net loss                                                                     -                  -             -                  -
                                                                  ----------------  --------------    -----------      ------------

December 31, 2001                                                    7,501,399              7,502             -                  -

Issuance of options for services

Amortization of deferred compensation                                                                                            -


Effect of change in fair value of available-for-sale securities                                                                  -

Exercise of options                                                     58,000                 58

Net loss
                                                                  ----------------  --------------    -----------      ------------
December 31, 2002                                                    7,559,399       $      7,560      $      -        $         -

                                                                  ================  ==============    ===========      ============


                                                                         Additional                                 Unrealized
                                                                          Paid-in             Deferred           Gain on Certain

                                                                          Capital           Compensation           Investments
                                                                      -----------------  --------------------  ---------------------

Balance, December 31, 2000                                               $   4,590,150       $       (82,891)        $       60,992

Issuance of common stock for services                                           23,260                     -                      -

Issuance of options for services                                               330,258                (8,711)                     -

Effect of change in fair value of available-for-sale securities                      -                     -                (48,311)

Repurchase of shares in settlement with consultant                             (24,905)                    -                      -

Exercise of stock options                                                        4,950                     -                      -

Conversion of Series I Preferred Stock                                           2,345                     -                      -

Net loss                                                                             -                     -                      -
                                                                       ---------------  --------------------  ---------------------

December 31, 2001                                                            4,926,058               (91,602)                12,681

Issuance of options for services                                                50,000               (33,333)

Amortization of deferred compensation                                                -               124,935


Effect of change in fair value of available-for-sale securities                                                             (12,681)

Exercise of options                                                              3,492

Net loss
                                                                       ---------------  --------------------  ---------------------
December 31, 2002                                                        $   4,979,550     $               -      $               -
                                                                       ===============  ====================  =====================

                                                                                                  Total
                                                                         Accumulated          Stockholders'

                                                                           Deficit              Deficiency
                                                                  -- ---------------------  ----------------

Balance, December 31, 2000                                            $    (6,309,583)    $     (1,731,455)

Issuance of common stock for services                                               -               23,275

Issuance of options for services                                                    -              321,547

Effect of change in fair value of available-for-sale securities                     -              (48,311)

Repurchase of shares in settlement with consultant                                  -              (25,000)

Exercise of stock options                                                           -                5,000

Conversion of Series I Preferred Stock                                              -                    -

Net loss                                                                   (5,569,162)          (5,569,162)
                                                                     -----------------  -------------------

December 31, 2001                                                         (11,878,745)          (7,024,106)

Issuance of options for services                                                                    16,667

Amortization of deferred compensation                                                              124,935


Effect of change in fair value of available-for-sale securities                                    (12,681)

Exercise of options                                                                                  3,550

Net loss                                                                   (2,327,610)          (2,327,610)
                                                                   -------------------  -------------------
December 31, 2002                                                  $      (14,206,355)     $    (9,219,245)
                                                                   ==================   ==================

                See notes to consolidated financial statements.
                                       F-5






                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                      ------------------------------------------------------------
                                                                                2002                              2001
                                                                      -------------------------    -------------------------------

Cash flows from operating activities:
 Net loss                                                           $         (2,327,610)             $               (5,569,162)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Net loss from discontinued operations                                          476,910                                744,949
   Depreciation and amortization                                                   23,712                                343,424
   Write down or loss on disposal of equipment                                    128,814                                      -
   Common stock and options issued for services                                    53,550                                344,822
   Amortization of debt discount                                                        -                                635,442
 Changes in current assets and liabilities:
  Accounts receivable                                                              33,766                                (20,750)
  Other receivable                                                                100,000                                      -
  Inventory                                                                             -                                 74,391
  Advances                                                                          2,115                                 (2,115)
  Prepaid expenses                                                                 41,567                                  5,942
  Deposits                                                                         11,246                                      -
  Accounts payable                                                                446,769                                151,712
  Accrued expenses and other current liabilities                                   60,030                              (119,195)
                                                                      --------------------    -----------------------------------
Net cash used in operating activities of continuing operations                  (950,132)                             (3,410,540)
                                                                      --------------------    -----------------------------------

Cash flows from investing activities:
  Purchase of marketable securities                                               990,279                              2,809,415
  Repurchase of shares for settlement of consulting agreement                           -                                (25,000)
  Capital expenditures                                                                  -                                (85,042)
                                                                      --------------------    -----------------------------------
Net cash used in investing activities of continuing operations                    990,279                              2,699,373
                                                                      --------------------    -----------------------------------

Cash flows from financing activities:
  Exercise of stock options                                                             -                                  5,000
  Proceeds from loans and notes payable                                           140,000                                      -
  Principal payments on notes payable                                                   -                                (3,066)
                                                                      --------------------    -----------------------------------
Net cash used in financing activities of continuing operations                    140,000                                  1,934
                                                                      --------------------    -----------------------------------
Net cash used in discontinued operations                                        (209,534)                               (717,993)
                                                                      --------------------    -----------------------------------
Net decrease in cash                                                             (29,387)                              (1,427,226)

Cash, beginning of year                                                            29,458                              1,456,684
                                                                      --------------------    -----------------------------------

Cash, end of period                                                  $                 71             $                   29,458
                                                                      ====================    ===================================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
 Interest expense                                                   $                   -             $                        -
                                                                      ====================    ===================================
 Income taxes                                                       $                   -             $                        -
                                                                      ====================    ===================================

Noncash investing and financing activities:
 Conversion of note payable to Series II preferred stock            $                                 $                8,229,727
                                                                      ====================    ===================================
 Issuance of warrants in conjunction with convertible notes payable $                   -             $                1,357,922
                                                                      ====================    ===================================



                 See notes to consolidated financial statements
                                       F-6


                           CHAMPIONLYTE PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   BUSINESS AND BASIS OF PRESENTATION:
     ----------------------------------

     Business:

     The Company, ChampionLyte, Inc. ("ChampionLyte"), markets sugar-free, calorie-free, sports refresher beverage under the ChampionLyte brand name and up to mid December 2002 the Company sold and marketed sugar-free, fat-free, cholesterol-free, flavored syrups through its subsidiary The Old Fashioned Syrup Company, Inc. "Old Fashioned". Both of these products are sold to retailers and food service customers throughout the United States. On October 3, 2001, with the majority consent of its shareholders, Meridian changed its name to ChampionLyte Products, Inc. (the "Company"). In December 2002, a 67% ownership of Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in mid 2002. As a consequence of loosing control of such business the Company has decided to record the Old Fashioned syrup business as a discontinued business. The Company is currently reviewing the terms of the agreements relating to the aforementioned foreclosure of Old Fashioned and an appropriate form of recourse action if any.

     In mid-December 2002, the Series II Convertible Preferred Stock was sold to another investment firm. The new bond holders began to exercise their influence over the Company in December 2002 and ultimately replaced the management of the Company in early 2003.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     a.   Principles of consolidation - The consolidated financial statements
          --------------------------
          include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

     b.   Estimates - The preparation of financial statements in conformity with
          ---------
          accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Cash and cash equivalents - The Company considers all highly liquid
          -------------------------
          temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

     d.   Marketable securities - Investments in marketable securities are
          ---------------------
          classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income (loss), which is a component of stockholders' deficiency. During 2002 all marketable securities were sold at the gain.

     e.   Allowance for accounts receivable- The Company records a bad debt
          --------------------------------
          expense/allowance based on specific receivable basis. All outstanding accounts receivable accounts are reviewed for collectibility on an individual basis. There is no accounts receivable at December 31, 2002.

     f.   Revenue recognition - Revenues are recognized as products are received
          -------------------
          by customers.

     g.   Inventory - Inventory is stated at lower of cost or market on the
          ---------
          first-in, first-out method of inventory valuation. At December 31, 2002 the Company has no inventory.

     h.   Property and equipment - Property and equipment is stated at cost.
          ----------------------
          Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the appropriate lease.





     i.   Concentration of risk - Credit losses, if any, have been provided for
          ---------------------
          in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

     j.   Income taxes - Income taxes are accounted for under Statement of
          ------------
          Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     k.   Net loss per share - Basic earnings per share has been calculated
          ------------------
          based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

     l.   Fair value of financial instruments - The carrying amounts reported in
          -----------------------------------
          the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

     m.   Licensing agreement - The licensing agreement is amortized on a
          -------------------
          straight-line basis over ten years. Since Old Fashioned foreclosed upon in 2002, the licensing agreement was relinquished as part of the foreclosure action.

     n.   Advertising costs - Advertising costs are expensed as incurred. Total
          -----------------
          advertising costs charged to operations for the years ended December 31, 2002 and 2001 amounted to $290,647 and $2,292,688, respectively.

     o.   Impairment of long-lived assets - The Company reviews long-lived
          -------------------------------
          assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2002, the Company believes that there has been no impairment of its long-lived assets.

     p.   Stock options - The Company accounts for all transactions under which
          -------------
          employees, officers and directors receive shares of stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for those options issued to non-employees for consulting services.

     q.   Comprehensive income - The Company has adopted Statement of Financial
          --------------------
          Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficiency and in the balance sheet as of component of stockholders' deficiency.

     r.   Reclassifications
          -----------------

          Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     s.   Recent accounting pronouncements
          --------------------------------

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

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

          During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

          The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

3.   DISCONTINUED OPERATIONS
     -----------------------

     In December 2002, a 67% ownership of Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002, which matured on December 14, 2002. No value has been recorded for the 33% minority interest in Old Fashioned, since there was no net equity in such business segment. In addition due to the lack of control over the minority share of Old Fashioned, lack of cooperation with the successor management the Company and the Old Fashioned business segment has not had profitable operations in the last four years, management does not expect any future cash flows from such minority ownership interest in the immediate future. The Company is currently reviewing the terms of the agreements relating to the aforementioned foreclosure of Old Fashioned and an appropriate form of recourse action if any.


     The consolidated financial statements and related footnotes for the year ended 2001, have been restated, where applicable, to reflect the Old Fashioned business segment as a discontinued operation

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     As of December 31, 2002 the Company had $140,000 of payables to a relative of a former-officer of the Company. During 2002, the Company entered into three short-term loans with this individual. Such notes were due thirty days from the date of issuance of July and September 2002, respectively, and bear interest at 10% for the first month and at the highest legal rate thereafter. As of December 31, 2002 no principal amounts on these notes have been repaid.

5.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consisted of the following:

                                                                             December 31,
                                                                 -------------------------------------
                                              Useful Life             2002                 2001
                                            -----------------    ---------------     -----------------
          Carts                                 5 Years       $        -         $        62,500
          Office Furniture and Equipment        5 Years                -                  80,280
          Coolers                               5 Years              34,199               34,199
          Leasehold Improvements                5 Years                -                  25,873
          Website                               3 Years              11,017                 -
          Vehicles                              5 Years                -                 116,676
                                                                 ---------------     -----------------
                                                                     45,216              319,528
          Accumulated Depreciation                                  (17,932)            (139,718)
                                                                 ---------------     -----------------
                                                              $      27,284      $       179,810
                                                                 ===============     =================


     Depreciation expense was $10,512 and $49,602 for the years ended December 31, 2002 and 2001, respectively.

6.   NOTE PAYABLE
     ---------------

     In May 2000, the Company entered into a note payable of $17,184, the proceeds for which were used to acquire a vehicle. Such borrowings are secured by the vehicle and bears interest at 9% per annum, payable in sixty monthly installments. The vehicle was returned in the fourth quarter of 2002 for satisfaction of the note payable.





7.   CONVERTIBLE NOTE PAYABLE
     ------------------------

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

     On January 8, 2001, the debt holder converted its $8,000,000 convertible note along with accrued interest of $229,727 into 8,230 shares of the Company's Series II Convertible Preferred Stock. The Company amortized $622,382, the remaining balance of the discount on such note. Additionally, the Company expensed the balance of the deferred finance charges of $276,223, which were attributable to the issuance of the convertible note.

     As of December 31, 2002 and 2001, had the Company's board of directors declared dividends, the Company would have accrued $411,500 and $399,965, respectively, in dividends on its Series II Convertible Preferred Stock. Such dividends accrue at the rate of 5% per annum.

8.   STOCKHOLDERS' DEFICIENCY
     ------------------------

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

     In April 2002, 25,000 options to purchase the Company's common stock were exercised at $0.01 per share. The Company received proceeds from this exercise of $250.

     For the year ended December 31, 2002, the Company recognized $141,602 in compensation expense for options issued under terms of contracts for endorsements contracts and professional services. Such contracts were entered into during the year ended December 31, 2001 and through the first quarter of this year.

     On January 31, 2002, the Company entered into a three-month employment agreement, expiring April 30, 2002, with its acting chief operating officer. The executive received 100,000 options to purchase shares of common stock, at an exercise price of $0.10 per share. The Company valued these options using the intrinsic value method under APB No. 25, or $0.50 per share and expensed. In August 2002, 33,000 options were exercised by this former executive at $0.10 per share, the Company received no proceeds from this exercise; the proceeds were offset against monies due from the Company against the exercise price to be paid.

     The Company amortized the remaining portion of the unearned compensation, since the applicable personnel no longer perform services for the Company as of December 31, 2002.

9.   CONVERTIBLE PREFERRED STOCK
     ---------------------------

     Series I:
     The Company is authorized to issue 1,000,000 shares of preferred stock at .001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. The Company has designated 100,000 shares of convertible preferred stock as Series I. Each outstanding share of Series I Preferred Stock is convertible into 330 shares of common stock. In December 2001 Series I Preferred Stock was converted into 1,155,000 shares of the Company's common stock.




     Series II:
     In September 1999, in connection with the Cumberland agreement, the Company has granted warrants to purchase 385,000 shares of the Company's common stock at an exercise price equal to the greater of $2.50 per share or 50% of the average trading price for the Company's shares during the twenty days prior to the exercise of the warrants. The warrants expire on December 31, 2008 and management has estimated the value of the warrants, based on the Black-Scholes option-pricing model, in order to record $176,000 of deferred licensing cost. The deferred licensing cost were being amortized on a straight-line basis over ten years from the date the warrants were granted. Amortization expense charged to operations for the years ended December 31, 2002 and 2001 was approximately $17,600 and $17,600. In December 2002, the Company fully reserved against this asset, since the license agreement was relinquished as part of the foreclosure of the Old Fashioned subsidiary.

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

     The adjusted conversion price would be the lower of $1.70 or the average of the closing 29. prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have the right of mandatory redemption ten years from the date of issuance

10.  STOCK OPTION PLAN

          In August 1999 the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provides the Board of Directors the right to grant options to purchase up to a total of 100,000 share of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2002, 250,000 options have been granted under the 1999 Option Plan. As of December 31, 2002 and 2001, 511,810 non-plan options were issued and outstanding.

          For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2002 and 2001: annual dividends of $0.00, expected volatility of 150% and 128%, risk-free interest rate of 2.82% and 5.0% and expected lives varying on the option agreement.

          If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's net loss available to common shareholders would have been approximately, ($6,086,000) and ($0.95) per share for the year ended December 31, 2001. There were no additional costs to pro-forma for the year ended December 31, 2002, since compensation expense was recorded for the options issued and granted in 2002.

          The following tables summarize the Company's fixed stock options activity at December 31, 2001:

Employee and Director's Stock Options:



                                                          Shares                  Weighted Average
                                                                                   Exercise Price
                                                          ----------------      ---------------------
         Outstanding at December 31, 2000                         200,000                       1.00
             Granted                                              100,000                        .86
             Exercised                                             -                               -
             Expired or Cancelled                                 (50,000)                       .50
                                                          ----------------      ---------------------
         Outstanding at December 31, 2001                         250,000   $                   1.04
             Granted
             Exercised                                             -                               -
             Expired or Cancelled
                                                          ----------------      ---------------------
         Outstanding at December 31, 2002                         250,000   $                   1.04
                                                          ================      =====================



Non-employee stock options:
                                                          Shares                  Weighted Average
                                                                                   Exercise Price
                                                          ----------------      ---------------------
         Outstanding at December 31, 2000                         196,000                        .71
             Granted                                              338,810                       1.06
             Exercised                                            (50,000)                       .10
             Expired or Cancelled                                 (10,000)                      2.27
                                                          ----------------      ---------------------
         Outstanding at December 31, 2001                         474,810   $                    .99
             Granted                                              100,000                        .10
             Exercised                                            (58,000)                       .06
             Expired or Cancelled                                  (5,000)                      1.00
                                                          ----------------      ---------------------
         Outstanding at December 31, 2002                         511,810   $                    .98
                                                          ================      =====================

Information, at date of issuance, regarding stock option grants during the two years ended December 31, 2002 and 2001:

                                                                Shares          Weighted-Average       Weighted-Average
                                                                                Exercise Price          Fair Value
                                                             --------------     ----------------       --------------
       Year ended December 31, 2001:
       Exercise price exceeds market price                         200,000  $               .98  $               .93
       Exercise price equals market price                           50,000  $              1.22  $              1.22
       Exercise price is less than market price                    138,810  $               .45  $              1.03

       Year ended December 31, 2002:
       Exercise price exceeds market price                         -                   -                     -
       Exercise price equals market price                          -                   -                     -
       Exercise price is less than market price                    100,000  $               .10  $               .50





     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:


                                             Outstanding and exercisable
                                             ------------------------------------------------------------------------
                                                 Number          Weighted-Average     Weighted            Number
                                                                                      Average
                                                                   Remaining          Exercise
                                               Outstanding       Life in Years         Price           Exercisable
                                             ----------------    --------------     -------------     ---------------
      Range of exercise prices:
      $.001 to $.50                                  223,000              2.28               .40             223,000
      $.51 to $1.00                                  298,810              6.25               .95             298,100
      $1.01 to $1.50                                 240,000              5.75              1.40             240,000

11.  INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2002 and 2001, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                                            December 31,
                                                            ---------------------------------------------
                                                                                            2001
                                                            -------------------      --------------------
             Taxes benefit computed at statutory rate        $       (792,000)        $      (1,488,000)
             Losses for which no tax benefit realized                  792,000                 1,488,000
                                                            -------------------      --------------------
             Net income tax benefit                          $      -                $        -
                                                            ===================      ====================

     The Company has a net operating loss carryforward for tax purposes totaling approximately $10,300,000 at December 31, 2002 expiring through the year 2021.

     Listed below are the tax effects of the items related to the Company's net tax asset:


                                                           December 31, 2002
                                                           ------------------
       Tax benefit of net operating loss carryforward      $       3,515,000
       Valuation Allowance                                       (3,515,000)
                                                           ------------------
       Net deferred tax asset recorded                     $               -
                                                           ==================

12. COMMITMENTS AND CONTINGENCY





     Commitments:

     The Company cancelled all of its operating leases by the end of December 31, 2002. The Company currently rents and shares office space with a related party on a month to month basis at $1,750 a month.

     Rent expense for the years ended December 31, 2002 and 2001 totaled $67,240 and $81,475, respectively.


     Supplier Agreements:
     --------------------

     The Company entered into a five year exclusive Supplier Agreement for the production of its isotonic beverage. This Supplier Agreement automatically renews for two successive two year renewal periods, unless either party terminates with at least 90 days written notice. The supplier has a quoted price to produce such isotonic beverages within the Supplier Agreement. The Supplier Agreement does allow for price increases based on the cost change in the supplier's cost to produce such product.

     Contingency:
     ------------

     During 2001 a suit was filed against the Company alleging that its trademarked corporate name, ChampionLyte, violated the plaintiff's trademark. The Company believes that there is no merit to this case and intends to defend its trademark vigorously.

     The Company is currently reviewing the terms of the agreements relating to the aforementioned foreclosure of Old Fashioned and an appropriate form of recourse action if any.


13.  SUBSEQUENT EVENTS - (UNAUDITED)
     -------------------------------

     In January 2003, the Company retained a financial advisory firm, as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm is related to the current Series II Preferred stockholders. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. The terms of the agreement are as follows; a monthly of $2,500 per month is due, the financial advisory firm may at its discretion accept shares of discounted registered stock in lieu of cash, the Company shall issue a warrant to purchase 2.99% of the fully stock of the Company at 90% of the closing bid price on January 6, 2003, exercisable for 5 years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company.

     In January 2003, the Company entered into a funding arrangement for $250,000. The funding arrangement is from a related entity similar to the financial advisory firm and the holders of the Series II Convertible Preferred stock. This $250,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note "Note". This Note is convertible in part or whole at the option of the holder at 70% of the average of the lowest of three day trading prices during the five trading days prior to the conversion. Within thirty days of the full funding of this Note the Company shall file a registration statement to register 250% of the then shares to be issued as if the Note was converted. The failure by the Company to obtain such an effective registration within ninety days from the date of its initial filing, the Company shall pay a penalty equal to 2% of the outstanding principal and accrued interest. The beneficial conversion feature attributed to this financing arrangement will be calculated and expensed ratably over twenty-four months upon receipt of financing under this Note.

     In January 2003, the Company engaged another business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby transactions consummated within the subsequent twelve months following the termination of this agreement the transaction may have fees due and payable to the business consulting firm. The Company has agreed to pay $25,000 upon signing of the engagement letter or 400,000 shares of common stock in lieu of cash.

     The Company entered into a Strategic Marketing Agreement "SMA" in January 2003 with BevSystems International, Inc. "BEVI", another small publicly traded company in the business of beverage products, whereby BEVI shall issue shares equal to $125,000 per month of its common stock to the Company. These shares shall be fully paid and non-assessable and shall bear no restrictive legend. BEVI shall register these shares prior to each issuance on form S-8 or some other applicable registration form. The Company shall issue 50,000 shares of its restricted stock per month to BEVI under this agreement. These shares shall carry a piggyback registration right. The Company shall pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity shall be entitled to 50% of the profits derived from distributing the other firms beverage product. The net economic effect of the revenues and expenses from this cross selling arrangement shall be recorded as a cost or other revenue each month and each reporting period.

     The liability insurance for the Company was terminated in February 2003. The Company has yet to obtain comparable liability insurance coverage.

     In February 2003, the Company registered 1,000,000 shares of common stock for a 2003 Stock Incentive Plan with a Form S-8. Upon issuance these shares will be recorded as compensation and expensed, accordingly. Approximately 700,000 of shares have been issued under this Form S-8 in February 2003. An additional 100,000 shares were issued pursuant to the Company's 1999 Stock Incentive Plan in February 2003.

     In February 2003, the holders of the Series II, converted 850 shares of preferred stock for 500,000 shares of restricted common stock.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND  FINANCIAL DISCLOSURE

Our accountant is Radin Glass & Co., LLP independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.










PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 28, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.



Name                             AGE       DIRECTOR/POSITION

Marshall Kanner                   47       Interim Chief Operating Officer and
                                           Director
Thad Kaplan                       36       Director
David Goldberg                    39       Director
Steven Fields                     57       Director


The following is a biographical summary of the directors and officers of the
Company:

MARSHALL KANNER was elected as Interim Chief Operating Officer and Chairman of the Board of Directors of the Company on January 7, 2003. Mr. Kanner's career of over 20 years covers corporate development, corporate finance, mergers & acquisitions, strategic planning, strategic alliances, corporate restructuring, management consulting, venture financing, and forming entrepreneurial ventures in numerous industries. He possesses executive leadership skills and extensive experience in operations, finance, due diligence, corporate strategic planning, sales, marketing, branding, fulfillment, business development and logistics. His experience spans industries including construction, apparel, transportation, financial consulting, insurance, real estate brokerage, logistics and technology and internet development. Mr. Kanner served as Chief Operating Officer and Vice President of Business Development for MyCity Holdings, Corp., an internet technology development and infrastructure company from January 1997 until March 2002 and currently serves as Managing Director of BK Generalli, LLC, a financial consulting company. Mr. Kanner earned his Bachelors Degree in Economics from the University of Florida in 1977.

THAD KAPLAN was appointed to the Board of Directors of the Company on January 7, 2003. Mr. Kaplan is currently an independent food & beverage industry consultant. Mr. Kaplan was previously the owner of BS Holdings, Inc. from 1997 to 2002 a food & beverage industry holding company. BS Holdings acquired a food service business in 1997 that was primarily in the wholesale baking business. Mr. Kaplan increased the customer base exponentially and increased revenues 10 fold during his ownership and sold the business during the second quarter of 2002. Prior to owning BS Holdings, Mr. Kaplan was the purchaser and manager of a number of departments for the largest independent supermarket chain in Middletown New York. Mr. Kaplan's responsibilities included multimillion dollar purchasing decisions, management of dozens of employees, marketing and profit and loss responsibility. Mr. Kaplan holds a degree from Sullivan County Community College with studies in Food Service, Restaurant Management and the Culinary Arts.

STEVEN FIELDS was appointed to the Board of Directors of the Company on February 11, 2003. Mr. Field is a senior executive with varied manufacturing and management experience. He has experience in "turn around" situations, increasing profitability and bringing profitability to a company. His accounting and entrepreneurial background gives him a unique prospective in both manufacturing and service business. He is experienced in reorganization situations, which require strong management to initiate change. Mr. Field's last position was with Security Plastics, a 43-year-old company seeking protection under Ch XI. Mr. Field was engaged as the Acting Chief Operating Officer and Assistant to the President, assisting in the design and guiding the company through a controlled reorganization. As a member of the Triarc advisory committee, Mr. Field consulted and directed management in various manufacturing operations within their bottling and distribution of Royal Crown Cola, Snapple Drinks, and smaller bottling operations.

His position with Sarts was to consolidate the operations from 25 manufacturing locations to 17, while increasing productivity by 270% and bringing outsourced products in-house. He was instrumental in the packaging and sale of the company to a Triarc Group Subsidiary. He has extensive sales and marketing experience and uses his accounting background to assist in analysis of financial information and decision-making process. Mr. Field has a BS in Accounting and many graduate level courses in manufacturing, management and process as well as various seminars.

DAVID GOLDBERG was appointed to the Board of Directors of the Company on February 11, 2003. Mr. Goldberg has fifteen years of sales and marketing experience in real estate and property management industry. From May 1996 to May 2000, Mr. Goldberg was property manager and leasing agent of Camco Inc. In such capacity he managed and directed all operations of the one million square foot of retail industrial portfolio. He also oversaw management of the various residential communities and ran the daily operations of the business. From August 1995 to May 2000 he was the principal owner of Gold's Gym Fitness & Health Center in Middletown, New York. Mr. Goldberg holds a degree in Business Administration from the State University of New York.

The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2003. Directors will be elected for one year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in 1999, 2000, 2001 and 2002.

                           SUMMARY COMPENSATION TABLE


                                                        LONG-TERM COMPENSATION
                                                        ----------------------
                             ANNUAL COMPENSATION         RESTRICTED
SECURITIES
NAME AND PRINCIPAL                                       STOCK
UNDERLYING
POSITION                 YEAR      SALARY ($)   BONUS    AWARDS       OPTIONS
--------                 ----      ----------   -----    ------       -------

Mark Streisfeld,          1999    $125,000     -1,500-     -0-          -0-
Former President          2000    $133,334     -0-         -0-         50,000
And Director              2001    $175,000     -1,500-     -0-         20,000
                          2002    $175,000*    -0-         -0-          -0-




Marshall Kanner           2003    $-0-         -0-          25,000      -0-
Interim Chief Operating
Officer and Director








ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of March 28, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


                                        Number of Shares of
Name of Beneficial Owner/               Common Stock          % of Beneficial
IDENTITY OF GROUP                       BENEFICIALLY OWNED    OWNERSHIP
-----------------                       ------------------    -----------------

Marshall Kanner                             25,000                 *

Thad Kaplan                                 20,000                 *

David Goldberg                              20,000                 *

Steven Fields                               20,000                 *

Mark Streisfeld                          1,500,000               16.84%

Alan Posner                              1,500,000               16.84%

All Executive Officers and Directors        85,000                 *
as a Group (4 persons)

* Less than one percent




SERIES II CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series II        Series II         Common Stock Into
                       Convertible      Convertible       Which Series II
                       Preferred Stock  Preferred Stock   Convertible Preferred
                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
--------------------- ---------------- ----------------   ----------------------
Championlyte Asset            8,230                 100%  5,228,281
Acquisition Corp.
 (5% beneficial owner)

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of March 28, 2003





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2002 the Company had $140,000 of payables to a relative of a former-officer of the Company. During 2002, the Company entered into three short-term loans with this individual. Such notes were due thirty days from the date of issuance of July and September 2002, respectively, and bear interest at 10% for the first month and at the highest legal rate thereafter. As of December 31, 2002 no principal amounts on these notes have been repaid.










PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits: None

(a)  Reports on Form 8-K.

An 8K was filed with the SEC on June 28, 2002 based on Other Events.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                        CHAMPIONLYTE PRODUCTS, INC.

                        By: /s/ Marshall Kanner
                        -----------------------------------
                                MARSHALL KANNER
                                Interim  Chief Operating Officer

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           TITLE                            DATE
                               -----                            ----

/s/ Marshall Kanner           Interim Chief Operating Officer   March 28, 2003
---------------------------   and Director
    MARSHALL KANNER

/s/ Steven Field              Director     March 28, 2003
---------------------------
    STEVEN FIELD

/s/ Thad Kaplan               Director                          March 28, 2003
---------------------------
    THAD KAPLAN

/s/ David Goldberg            Director                           March 28, 2003
---------------------------
    DAVID GOLDBERG





                                CERTIFICATION OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Marshall Kanner certify that:

1. I have reviewed this annual report on Form 10-KSB of Championlyte Products, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     March 31, 2003







                                        /s/ Marshall Kanner
                                        --------------------------------------
                                        Principal Executive Officer and
                                        Principal Financial Officer


     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     IN CONNECTION WITH THE ACCOMPANYING ANNUAL REPORT ON FORM 10-KSB OF CHAMPIONLYTE PRODUCTS, INC. FOR THE PERIOD ENDED DECEMBER 31, 2002, MARSHALL KANNER, PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF CHAMPIONLYTE PRODUCTS, INC. HEREBY CERTIFY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, TO THE BEST OF MY KNOWLEDGE AND BELIEF, THAT:

8. Such Annual Report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

9. The information contained in such Annual Report on Form 10-KSB for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Championlyte Products, Inc.

     CHAMPIONLYTE  PRODUCT,  INC.


Dated:  March  31,  2003

By: Marshall  Kanner,
-------------------------------------
Principal  Executive Officer and
Principal  Financial  Officer