Form 10QSB
period 2003-03-31
CHAMPIONLYTE PRODUCTS INC
filed 2003-05-15
CIK 1093819

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                           Commission File No. 0-28223

                           CHAMPIONLYTE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                     65-0510294
 State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

           299 NE 191ST, PENTHOUSE 3, NORTH MIAMI BEACH, FLORIDA 33180
                    (Address of Principal Executive Offices)

                                  (305)789-6621
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2003: 12,919,902 shares of common stock outstanding, $0.001 par value.

================================================================================

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                 MARCH 31, 2003
                                   (Unaudited)


                              ASSETS
                              ------

Current assets:
   Cash and cash equivalents                                      $      1,046
   Prepaid expenses                                                     55,218
                                                                  ------------
       Total current assets                                             56,264

Property and equipment, net                                             24,656
                                                                  ------------
                                                                  $     80,920
                                                                  ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------

Current liabilities:

   Accounts payable                                               $     501,386
   Net liabilities of discontinued operations                           57,420
   Notes payable - related party                                       140,000
   Convertible note                                                    153,823
   Accrued expenses and other current liabilities                      172,893
                                                                  ------------
       Total current liabilities                                     1,025,522
                                                                  ------------

Series II redeemable convertible preferred stock,
   par value $.01 - authorized 8,500 shares,
   7,380 shares issued and outstanding
   (liquidation value $7,380,000)                                    7,379,727

Commitments and contingency

Stockholders' deficiency:

   Series I convertible preferred stock, par value
       $1.00 - authorized 1,000,000 shares, 0 shares issued and outstanding

   Common stock, par value $.001 - authorized 200,000,000
       shares, issued and outstanding 8,934,399                          8,934

   Additional paid-in capital                                        6,052,226

   Accumulated deficit                                             (14,385,489)
                                                                  ------------
       Total stockholders' deficiency                               (8,324,329)
                                                                  $     80,920
                                                                  ============

                 See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended March 31,
                                                                         ---------------------------------
                                                                             2003                 2002
                                                                         -----------           -----------
                                                                         (Unaudited)           (Unaudited)
Net sales                                                                $      --             $    46,018

Cost of goods sold                                                              --                  11,169
                                                                         -----------           -----------

Gross profit                                                                    --                  34,849

Selling, general and administrative                                          281,291               613,513
                                                                         -----------           -----------

Loss from operations                                                        (281,291)             (578,664)

Other income (expense):

  Interest expense                                                          (114,261)                 --
  Gain on forgiveness of trade payable                                       158,998
                                                                         -----------           -----------

Net (loss) from continuing operations before income tax expense             (236,554)             (578,664)
Income tax expense
                                                                         -----------           -----------
Net (loss) from continuing operations                                       (236,554)             (578,664)
Gain (Loss) on from discontinued operations                                   57,420              (194,102)
                                                                         -----------           -----------
Net (loss)                                                                  (179,134)             (772,766)
Series II deemed preferred dividends                                          92,247               102,872
                                                                         -----------           -----------
Net (loss) available to common shareholders                              $  (271,381)          $  (875,638)
                                                                         ===========           ===========

Basic and Diluted Earnings (Loss) Per share
(Loss) from contiuing operations available to shareholders                  $(0.04)$                 (0.09)
Income (Loss) from discontinued operations                                      0.01                 (0.03)
                                                                         -----------           -----------
                                                                         $     (0.03)          $     (0.12)
                                                                         ===========           ===========

Weighted average number of common shares
  outstanding - basic and diluted                                          8,240,649             7,501,399
                                                                         ===========           ===========


                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended March 31,
                                                                   -----------------------------
                                                                       2003             2002
                                                                   -----------       -----------
                                                                   (Unaudited)       (Unaudited)

Cash flows from operating activities:
  Net loss                                                          $(179,134)        $(772,766)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     2,628            18,274
      Common stock and options issued for services and interest       223,526            54,857
  Changes in current assets and liabilities:
      Accounts Receivable                                                --              (1,007)
      Other Receivables                                                  --             100,000
      Inventory                                                          --               1,526
      Advances                                                           --                (268)
      Prepaid expenses                                                (44,393)           21,852
      Accounts payable                                               (109,583)           35,450
      Net liabilities of discontinued operations                      (59,310)             --
      Accrued expenses and other current liabilities                   12,894            (4,388)
  Changes in convertible prefered stock to common stock                   524
                                                                    ---------         ---------
Net cash used in operating activities                                (152,848)         (546,470)
                                                                    ---------         ---------

Cash flows from financing activities:
      Purchase of marketable securities                                  --             624,597
                                                                    ---------         ---------

Net cash used in investing activities                                    --             624,597
                                                                    ---------         ---------

Cash flows from financing activities:
      Principal payments on notes payable                                --                (811)
      Proceeds from convertible note                                  153,823              --
                                                                    ---------         ---------

Net cash used in financing activities                                 153,823              (811)
                                                                    ---------         ---------

Net increase (decrease) in cash                                           975            77,316

Cash, beginning of year                                                    71            64,326
                                                                    ---------         ---------

Cash, end of period                                                 $   1,046         $ 141,642
                                                                    =========         =========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
  Interest expense
                                                                    $    --           $    --
                                                                    =========         =========
  Income taxes
                                                                    $    --           $    --
                                                                    =========         =========
Non-cash financing activities
  Conversion of redeemable convertible preferred stock
                                                                    $ 850,000         $    --
                                                                    =========         =========

                 See notes to consolidated financial statements

CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS

The Company amended on March 18, 2003 its Articles of Incorporation to change its name from Championlyte Products, Inc. to Championlyte Holding, Inc.

No product was sold in the first quarter as the Company was in the process of restructuring itself and its product. In March 2003, the Company announced a comprehensive restructuring plan. As part of this plan, the Company is in the process of reformulating, relaunching and repositioning its sugar-free isontonic drink. New co-packing agreements and distribution outlets are also being established.

BASIS OF PREPARATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 have been included.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

GOING CONCERN

Since its inception, the Company has incurred significant operating losses. The Company's accumulated deficit as of March 31, 2003 is $14,385,489. Additionally, the Company had negative working capital of $969,258. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time. The Company will have to obtain additional capital and generate additional revenue in order to continue operations. The Company is actively engaged in pursuing additional sources of capital., however, the Company's management has indicated that if it is unable to successfully raise additional capital and it is unable to generate additional revenue in the near future, the Company may cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DISCONTINUED OPERATIONS

In December 2002, a 67% ownership of Old Fashioned was relinquished as part of a foreclosure action on the $15,000 advance made to the Company in November 2002, which matured on December 14, 2002. No value has been recorded for the 33% minority interest in Old Fashioned, since there was no net equity in such business segment. In addition, due to the lack of control over the minority share of Old Fashioned, lack of cooperation with the successor management, the Company and the Old Fashioned business segment has not had profitable operations in the last four years, management does not expect any future cash flows from such minority ownership interest in the immediate future. The Company is currently reviewing the terms of the agreements relating to the aforementioned foreclosure of Old Fashioned and an appropriate form of recourse action, if any.

The consolidated financial statements and related footnotes for the quarter ended March 31st, 2002, have been restated, where applicable, to reflect the Old Fashioned business segment as a discontinued operation. The Company continues to negotiate and settle the related trade accounts payable of this operation.

SETTLEMENT AGREEMENT FOR REPAYMENT OF NOTES PAYABLE - RELATED PARTY

On March 27, 2003, the Company entered into an agreement to repay such indebtedness of $140,000 in four equal installments with $35,000 of common stock based on a 20% reduction to the then average closing price of the common stock for three trading days prior to the issuance date of such common stock for the quarter. The Company at its option may repay such indebtedness on a quarterly basis with cash for a 20% premium to the face value of such quarterly payment due.

STOCKHOLDER'S DEFICIENCY

In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby transactions consummated within the subsequent twelve months following the termination of this agreement the transaction may be fees due and payable to the business consulting firm. The Company has issued 400,000 shares of common stock in lieu of cash compensation. These 400,000 shares were issued at a market value of eleven cents per share, or $44,000, of which $11,000 was expensed in the first quarter of 2003.

The Company entered into a Strategic Marketing Agreement "SMA" in January 2003 with BevSystems International, Inc. "BEVI," another small publicly traded company in the business of beverage products, whereby BEVI shall issue shares equal up to $125,000 per month of its common stock to the Company. These shares shall be fully paid and non-assessable and shall bear no restrictive legend. BEVI shall register these shares prior to each issuance on Form S-8 or some other applicable registration form. The Company shall issue 50,000 shares of its restricted stock per month to BEVI under this agreement. These shares shall carry a piggyback registration right. The Company shall pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity shall be entitled to 50% of the profits derived from distributing the other firm's beverage product. The net economic effect of the revenues and expenses from this cross-selling arrangement shall be recorded as a cost or other revenue each month and each reporting period. In the month of February, 50,000 shares were issued at a value of eleven cents per share, resulting in an expense of $5,500 to the Company. The Company has not recorded all of the terms of these contracts, since they are in the process of renegotiating the terms on these agreements as the services required under these agreements are not being adequately rendered, if such negotiations fail to be favorable, the Company may also outright cancel such contracts.

In February 2003, the Company registered 1,000,000 shares of common stock for a 2003 Stock Incentive Plan with a Form S-8. It then issued 400,000 shares at market value of eleven cents per share and was recorded as compensation to its officers and directors and expensed $27,500 accordingly.

In February 2003, two holders of Series II redeemable convertible preferred stock exercised their option and converted 850 shares of preferred stock into 500,000 shares of common stock pursuant to the preferred stock covenants.

In the month of March, 25,000 shares of common stock at a market value of seven cents was issued in lieu of cash compensation for legal services provided. This resulted in the Company expensing $1,750 for these shares of stock.

On March 18, 2003, the Company amended its Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 40,000,000 to 200,000,000 shares, and it's preferred stock authorized from 100,000 shares to 1,000,000.

SUBSEQUENT EVENTS

Related party transactions

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm is related to the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also some of the holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. The terms of the agreement, as amended in April 2003, are as follows; a monthly payment of $10,000 per month, as amended, is due, the financial advisory firm may at its discretion accept shares of discounted registered stock in lieu of cash, the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price, as amended, on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and officers 31,000 shares of common stock on a monthly basis.

In April 2003, a $1,000,000 Common Stock Purchase Agreement was entered into between the company and an investment fund that has common management with the Financial Advisory firm, ("the Purchaser").. The sale is for an aggregate installment payment purchase price of $1,000,000. The purchase price of the common stock is to be calculated based upon the closing price of the common stock on the date that it is placed in escrow. The Purchaser intends on purchasing this common stock in 40 equal installments of $25,000 each. In addition to the purchased stock, the Company shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $25,000 installment. Upon resale of such common shares purchased if the Purchaser does not yield a 30% return on the investment then the Purchaser shall be entitled to utilize the excess escrowed shares to yield the 30% return on the investment by the Purchaser. All escrowed shares not utilized to generate the 30% return shall be returned to the Company's treasury.

On April 4th, 2003, Marshall Kanner resigned as the Chairman of the Corporation and Interim Chief Operating Officer and accepted the position of non-executive Vice Chairman and member of the Board of Directors. The Corporation authorized the issuance of 460,000 shares of the Company's common stock in recognition of his past services. Accordingly, the Company accrued for this salary compensation of $36,800 at March 31st, 2003 using the stock market value of eight cents per share. Additionally, the Board of Directors further authorized the issuance of 360,000 shares of the Company's common stock and these shares shall vest on a pro-rata basis in 30,000 share increments each month beginning with April 2003 through March 2004 and shall take a monthly charge of the newly vested 30,000 shares multiplied by the per common share fair market value at the vesting date each month during the term of this agreement.

Creation of subsidiary

In April 2003, the Company created a subsidiary, to engage in the production and sale of the Championlyte products. That new subsidiary shall be called Championlyte Beverages, Inc.

Establishment of two series of preferred shares of  stock

Two classes of Preferred Stock was established in April of 2003. These shares were created as follows: (1) 500,000 shares of its preferred stock, $1.00 par value, Series III Preferred Stock and (2) 250,000 shares of its preferred stock, par value $1.00, designated as Series IV Preferred Stock

Series B 6.5% CONVERTIBLE PROMISSORY NOTE

The Company entered into an agreement in April 2003 with Triple Crown Consulting, Inc. It was agreed to exchange a $50,000 Series B Convertible Promissory Note between Triple Crown Consulting, Inc. and the Company for consulting services. This note provides the holder with the right at any time to convert into common stock of the Company as follows. The Conversion Price per share shall be equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). Triple Crown Consulting, Inc is related to the purchasers of the Series II Preferred Shares in that some officers of Triple Crown Consulting, Inc., are investors in the Series II Preferred Shares. Triple Crown Consulting, Inc., is related to the financial advisory firm engaged by the Company in that some officers of Triple Crown Consulting, Inc. are members of the financial advisory firm. However, Triple Crown Consulting, Inc and the financial advisory firm share no common management.

SETTLEMENT OF TRADEMARK

During 2001, a suit was filed against the company alleging that its trademark corporate name, ChampionLyte, violated the plaintiff's trademark. A settlement agreement was entered into April 1, 2003 between the Company and the plaintiff. The terms included granting the Company an exclusive license to use the ChampionLyte mark in connection with the sugar-free drinks in the United States, Mexico and Canada. A licensing agreement providing this mark was established for an initial five-year term, with two additional five-year terms at the Company's option. It does require a royalty of three percent until sales reach $10,000,000 annually. The royalty then increases to five percent on all sales after sales reach $10,000,000 annually and six percent on all sales after sales reach $15,000,000 annually. The minimum required sales per year is as follows.

     2003 - $500,000 (measured from 4/1/03 to 3/31/04)
     2004 - $750,000
     2005 - $1,000,000
     2006 - $1,250,000
     2007 - $1,500,000
     (renewal for second five years if sales in years 2005-07 average at least
        $1,500,000)
     2008 - $2,000,000
     2009 - $2,500,000
     2010 - $3,000,000
     2011 - $3,500,000
     2012 - $4,000,000
     (renewal for third five years if sales in years 2010-12 average at least
        $5,000,000)
     2013 - $5,000,000
     2014 - $6,000,000
     2015 - $7,000,000
     2016 - $8,000,000
     2017 - $9,000,000

SETTLEMENT OF TRADE PAYABLE AND ACCRUED SALARY

In April 2003, the Company agreed to a Settlement Agreement with one of its trade accounts payable. The trade account forego its claim of $30,000 for services rendered to the Company for the issuance of 200,000 shares of common stock. In addition, the Company issued 50,000 warrants to purchase common stock of the Company at ten cents per share. These warrants shall have a term of two years.

In April 2003, the Company has revised their payout of accrued salaries to a former officer in the form of free trading stock valued at $6,333.33 for the next seven consecutive months, commencing in April 2003. Sufficient shares of common stock will be issued based on the then current trading price of such common stock at each monthly issue date to be valued at $6,333.33.

CONSULTING SERVICE AGREEMENTS

During the month of April 2003, the Company entered into seven consulting servicing agreements pertaining to marketing distribution and product development. These Agreements vary in terms of length, but range from two to twelve months. Common stock will be issued as compensation on a monthly pro rata basis and could total up to 6,500,000 shares of common stock if all of the contracts are completed. Termination of the contracts can be caused by either party upon 30 days prior written notice.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We did not have any sales revenue for the three months ended March 31, 2003. In the comparable period of 2002, net sales revenue was $46,018. During the first quarter of 2003, We were in the process of restructuring itself, our management team, reformulating our product and creating a new marketing, as well as distribution system.

As part of the reorganization, during the first three months of 2003, we substantially reduced our selling, general and administrative costs. For the three months ended, March 31, 2003, these costs amounted to $281,291, as compared to $613,513 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations of $578,664 for the three months ended March 2002 to a loss of $236,554 for the three months ended March 31, 2003.

The new management has been negotiating with our trade vendors. As a result of these efforts, we recognized a gain from forgiveness of trade payables of $158,998. A portion of this gain resulted from our issuing common stock at market value and at negotiated amounts. This same process also resulted in a gain from discontinued operations of $57,420 for the first quarter of 2003.

The net effect of reducing costs, renegotiating payables resulted in a loss available to common shareholders for the first three months ended March 2003 of $271,381. This compares to the comparable period in 2002 of a loss of $875,638. Although our financial statements reflect an accounts payable of approximately $133,000 with Velda Farms, LLC, we dispute any monies owed to Velda Farms, LLC.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at March 31, 2003 was $1,046. All of our funding requirements were paid by use of the funding agreement established in January of 2003. The funding agreement is from an entity that is related to the financial advisory firm, and Triple Crown Consulting, Inc., in that the investment fund providing the funding agreement shares common management and some investors, with the financial advisory firm, and some of the officers and investors in Triple Crown Consulting, Inc. are investors in the investment fund and members of the financial advisory firm. Triple Crown Consulting, Inc.'s officers and management have no relationship to the officers or management of the financial advisory firm other than Triple Crown Consulting, Inc.'s officers having a minority membership interest in the financial advisory firm and the investment fund. Additionally, the investment fund providing the funding agreement is the same investment fund that has entered into the $1,000,000 financing agreement previously mentioned. This $250,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note. As of March 31, we had drawn against this funding agreement $153,823.

At this time, we are actively seeking additional sources of capital that will enable it to achieve the long-term objectives of nationally marketing the product lines and new distribution system. There can be no assurance that this additional funding will become available. Should such funding not become available we may have to cease operations and liquidate

ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
      Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

================================================================================

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

                             CHAMPIONLYTE HOLDINGS, INC.

Date:  May 14, 2003          By:  /s/ David Goldberg
                             --------------------------
                             David Goldberg
                             CEO, CFO and President

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Goldberg certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Championlyte Holdings, Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ David Goldberg
_______________________
David Goldberg
CEO, CFO and President