Form 10QSB
period 2003-06-30
CHAMPIONLYTE HOLDINGS INC
filed 2003-08-19
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                           Commission File No. 0-28223

                           CHAMPIONLYTE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Florida                              65-0510294
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

          2999 NE 191st, Penthouse 2, North Miami Beach, Florida 33180
                    (Address of Principal Executive Offices)

                                 (561) 394-8881
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 27,274,942 shares of common stock outstanding, $0.001 par value. [GRAPHIC OMITTED]

================================================================================

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                                  JUNE 30, 2003


                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX
                                  JUNE 30, 2003


                                                                                            Page Number
                                                                                            -----------

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at June 30, 2003 (unaudited)                              F-1

         Consolidated Statements of Operations and Comprehensive Loss
           for the three and six months ended June 30, 2003
           and 2002 (unaudited)                                                                 F-2

         Consolidated Statements of Cash Flows for the six months ended
           June 30, 2003 and 2002 (unaudited)                                                F-3 - F-4

         Notes to Consolidated Financial Statements                                         F-5 - F-20

                                 CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                                 JUNE 30, 2003
                                                  (UNAUDITED)

                                                    ASSETS
                                                    ------
Current Assets:
    Cash and cash equivalents                                                                    $      1,254
    Accounts receivable                                                                                17,956
    Inventory                                                                                          18,813
    Deposits                                                                                           16,000
    Prepaid expenses                                                                                   14,963
                                                                                                 ------------
         Total current assets                                                                          68,986
                                                                                                 ------------

    Property and equipment, net                                                                        22,028
                                                                                                 ------------
         Total assets                                                                            $     91,014
                                                                                                 ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                   ----------------------------------------

Current liabilities:
     Accounts payable                                                                            $    440,443
     Net liabilities of discontinued operations                                                        57,420
     Notes payable - related party                                                                    105,000
     Convertible notes payable                                                                        281,462
     Accrued expenses                                                                                 140,176
                                                                                                 ------------
         Total current liabilities                                                                  1,024,501
                                                                                                 ------------

Series II redeemable convertible preferred stock, par value $.01 - authorized
   8,500 shares, 395 shares issued and outstanding (liquidation value $395,000)                       395,000
                                                                                                 ------------

Commitments and contingencies

Stockholders' deficiency:
     Series I convertible preferred stock, par value $1.00 - authorized
          1,000,000 shares, 0 shares issued and outstanding                                              --
     Series III blank check preferred stock, par value $1.00 - authorized
         500,000 shares, 0 shares issued and outstanding                                                 --
     Series IV convertible preferred stock, par value $1.00 - authorized
        250,000 shares, 93,675 shares issued and outstanding (liquidation value $93,675)               93,675
     Common stock, par value $0.001 - authorized 200,000,000 shares,
       24,570,420 shares issued and outstanding                                                        24,570
     Additional paid-in capital                                                                    14,104,473
     Common stock due for services rendered                                                             8,000
     Deferred services                                                                               (642,971)
     Deferred compensation                                                                             (7,989)
     Accumulated deficit                                                                          (15,211,719)
                                                                                                 ------------
         Total stockholders' deficiency                                                            (1,328,487)
                                                                                                 ------------

         Total liabilities and stockholders' deficiency                                          $     91,014
                                                                                                 ============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                               CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                               (UNAUDITED)

                                        Three Months Ended June 30,          Six Months Ended June 30,
                                      ------------------------------      ------------------------------
                                          2003              2002              2003               2002
                                      ------------      ------------      ------------      ------------
Net sales                             $     17,956      $    192,135      $     17,956      $    629,894
Cost of sales                                8,186           132,037             8,186           378,767
                                      ------------      ------------      ------------      ------------
Gross profit                                 9,771            60,098             9,771           251,127
                                      ------------      ------------      ------------      ------------

Selling, general and
  administrative                           449,393           947,536           730,684         2,042,868
                                      ------------      ------------      ------------      ------------

Loss from continuing operations
  before other income (expense)           (439,622)         (887,438)         (720,913)       (1,791,741)

Other income (expense):
  Gain on forgiveness of
    trade payable                               --                --           158,998                --
  Interest and financing expense           (83,133)               --          (197,394)               --
                                      ------------      ------------      ------------      ------------
  Other income (expense) net               (83,133)               --           (38,396)               --
                                      ------------      ------------      ------------      ------------
  Net loss before
    discontinued operations               (522,755)         (887,438)         (759,309)       (1,446,102)
  Net gain (loss) from
     discontinued operations                    --          (120,347)           57,420          (314,449)
                                      ------------      ------------      ------------      ------------
Net loss available to common
  shareholders                        $   (522,755)     $ (1,007,785)     $   (701,889)     $ (1,780,551)
                                      ============      ============      ============      ============

Other comprehensive loss:
  Net loss                            $   (522,755)     $ (1,007,785)     $   (701,889)     $ (1,780,551)
  Unrealized loss from
     marketable securities                      --            (1,840)               --                --
                                      ------------      ------------      ------------      ------------

Comprehensive loss                    $   (522,755)     $ (1,009,625)     $   (701,889)     $ (1,780,551)
                                      ============      ============      ============      ============

Weighted average number of
common shares outstanding - basic       13,436,541         7,520,149        10,838,595         7,513,113
                                      ============      ============      ============      ============
Basic income (loss) per share:
  Loss from continuing
     operations available to
     shareholders                     $       (.04)     $       (.12)     $       (.07)     $       (.19)
  Income (loss) from
     discontinued operations                    --              (.01)              .01              (.04)
                                      ------------      ------------      ------------      ------------
                                      $       (.04)     $       (.13)     $       (.06)     $       (.23)
                                      ============      ============      ============      ============


                     See accompanying notes to consolidated
                        financial statements (unaudited)

                               CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                               (UNAUDITED)

                                                                                2003             2002
                                                                            -----------      -----------
Cash flows from operating activities:
  Net loss                                                                  $  (701,889)     $(1,780,551)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              27,532           32,929
      Operating expenses paid through convertible notes payable                 344,798               --
      Issuance of common stock, warrants and options for services
           and financing                                                        530,587          141,602
Changes in operating assets and liabilities:
      Increase in accounts receivable                                           (17,956)         (82,112)
      Decrease in other receivables                                                  --          100,000
      Decrease (increase) in inventory                                          (18,813)           6,656
      Increase in advances to employees                                              --             (268)
      Decrease in prepaid expenses                                                   --           35,395
      (Decrease) increase in accounts payable                                  (148,600)         489,031
      Decrease in net liabilities of discontinued operations                    (57,420)              --
      Increase in accrued expenses                                              (42,944)          79,639
                                                                            -----------      -----------

      Net cash provided by (used in) operating activities                         1,183         (977,679)
                                                                            -----------      -----------

Cash flows from investing activities:
     Sale of marketable securities                                                   --          977,598
                                                                            -----------      -----------

     Net cash provided by investing activities                                       --          977,598
                                                                            -----------      -----------

Cash flows from financing activities:
     Payments on notes payable                                                       --           (1,639)
     Proceeds from exercise of options                                               --              250
                                                                            -----------      -----------

        Net cash used in financing activities                                        --           (1,389)
                                                                            -----------      -----------

Net (decrease) increase in cash and cash equivalents                              1,183           (1,470)

Cash and cash equivalents, beginning of year                                         71           64,326
                                                                            -----------      -----------

Cash and cash equivalents, end of year                                      $     1,254      $    62,856
                                                                            ===========      ===========

Supplemental disclosure of non-cash information

     Cash paid during the year for:
           Interest                                                         $        --      $       527
                                                                            ===========      ===========
           Income taxes                                                     $        --      $        --
                                                                            ===========      ===========

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)





                                                               2003           2002
                                                               ----           ----
Schedule of non-cash investing and financing activities:

Conversion of redeemable convertible preferred stock        $7,834,727     $        --
                                                            ==========     ===========

Issuance of common stock for settlements of amounts due     $  130,324     $        --
                                                            ==========     ===========

Third party payments charged to balance sheet               $   30,339     $        --
                                                            ==========     ===========

Conversion of convertible notes payable to Series IV
   Preferred Stock                                          $   93,675     $        --
                                                            ==========     ===========

Issuance of common stock for services to be provided        $  760,948     $        --
                                                            ==========     ===========

Issuance of options for services to be provided             $    8,500     $        --

Issuance of common stock due to options exercised           $    3,334     $        --
                                                            ==========     ===========


                     See accompanying notes to consolidated
                        financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 1   -   ORGANIZATION, HISTORY AND NATURE OF BUSINESS

         Championlyte Holdings, Inc. (the "Company"), markets sugar-free, calorie-free, sports refresher beverages under the ChapionLyte brand name and, up to mid December 2002, the Company sold and marketed sugar-free, fat-free, cholesterol-free, flavored syrups through its subsidiary The Old Fashioned Syrup Company, Inc. ("Old Fashioned"). Both of these products are sold to retailers and food service customers throughout the United States. In December 2002, a 67% ownership of Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002. As a consequence of losing control of such business the Company recorded the Old Fashioned Syrup business as a discontinued business. In July 2003, the Company executed a Settlement Agreement, which is intended to return Old Fashioned to the Company (see Note 14).

         In mid-December 2002, the Series II Convertible Preferred Stock was sold to another investment firm. The new shareholders began to exercise their influence over the Company in December 2002 and ultimately replaced the management of the Company in early 2003.

         On March 18, 2003, the Company amended its Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 40,000,000 to 200,000,000 shares, and it's preferred stock authorized from 100,000 shares to 1,000,000 shares.

         In  April  2003,  the  Company   created  a  subsidiary,   Championlyte
         Beverages,   Inc.,  to  engage  in  the  production  and  sale  of  the
         Championlyte products.

NOTE 2   -   BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2003 and the results of the operations and cash flows for the six months ended June 30, 2003 and 2002. The results for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

         These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 as included in the Company's report on Form 10-KSB filed on March 31, 2003.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 2   -   BASIS OF PRESENTATION (cont'd)

         Income (loss) per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities.

         Certain amounts have been reclassified adn restated in the prior year consolidated financial statements to present them on a basis consistent with the current year.

NOTE 3   -   GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At June 30, 2003, the Company's accumulated deficit was $14,908,245 and its working capital deficiency was $955,515. In addition, the Company has had losses from operations of $2,327,610 and $5,569,162 for the years ended December 31, 2002 and 2001, respectively, and as a result, the auditor's report on the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

         The Company is aggressively attempting to increase revenues in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that it will be able to increase revenues, or to raise additional capital.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4   -   RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 4   -   RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. During the quarter ended June 30, 2003, the Company adopted a fair value method of accounting for stock-based compensation. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5   -    PROPERTY AND EQUIPMENT

         The property and equipment consists of the following:

         Cooling equipment                                 $ 34,199
         Computer software                                   11,017
                                                           --------
                                                             45,216
              Less: accumulated depreciation                (23,188)
                                                           --------
                                                           $ 22,028
                                                           ========

         Total depreciation expense for the six months ended June 30, 2003 and 2002 was $5,256.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 6   -   CONVERTIBLE NOTES PAYABLE

         Convertible notes at June 30, 2003, consist of two promissory notes to an individual and an investment fund, which is a related party to the financial services firm. The notes were for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The holders of the notes have the right to convert the note, in whole or in part, at any time after the issuance of the notes. At June 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the financial services firm aggregated $251,462. The Company has borrowed above their line limit to the financial services firm by $1,462. The note was subsequently amended to extend the maturity date to December 31, 2004 and to account for additional borrowings (see Note 14).

         Interest expense on these notes totaled $5,159 for the six months ended June 30, 2003, and is included in accrued expenses on the accompanying balance sheet.

NOTE 7    -   ACCRUED EXPENSES

         Accrued expenses consist of the following at June 30, 2003:

                  Salaries                                 $   129,434
                  Interest                                     6,142
                  Payroll taxes                                4,600
                                                           -----------
                           Total                           $   140,176
                                                           ===========


NOTE 8    -   DISCONTINUED OPERATIONS

         In December 2002, a 67% ownership of Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002, which matured on December 14, 2002. No value has been recorded for the 33% minority interest in Old Fashioned, since there was no net equity in such business segment. In addition, due to the lack of control over the minority share of Old Fashioned, lack of cooperation with the successor management, the Company and the Old Fashioned business segment has not had profitable operations in the last four years, management does not expect any future cash flows from such minority ownership interest in the immediate future. The Company, subsequent to June 30, 2003, has entered into a Settlement Agreement with certain parties involved in the foreclosure action (See Note 14).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 9   -   COMMITMENTS AND CONTINGENCIES

         Operating leases

         The Company has canceled all operating leases as of December 31, 2002. The Company currently rents and shares office space with a conslultant/shareholder on a month-to-month basis at $1,750 per month. Total rent expense under this arrangement for the six months ended June 30, 2003 was $10,500.

         Lack of Insurance

         The Company has not maintained any workmen's compensation, disability, or directors' and officers' liability insurance as of June 30, 2003. Management plans to obtain coverage by the end of 2003. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

NOTE 10   -  STOCKHOLDERS' DEFICIENCY

         CONVERTIBLE PREFERRED STOCK

         Company is authorized to issue 1,000,000 shares of preferred stock at $.001 par value, the terms of which may be determined at the time of issuance by the Board of Directors withour further action by the shareholders. The company has desingated 100,000 shares of convertible preferred stock as Series I. Each outstanding share of Series I
         Preferred Stock is convertible into 330 shares of common stock. In December 2001 Series I Preferred Stock was converted into 1,155,000 shares of the Company's common stock.

         On June 16, 2000, the Company amended its articles of incorporation to designate Series II Convertible Preferred Stock ("Series II"). The Series II preferred dividend entitled the holder to a preferred dividend based upon 5% per annum of the liquidation value. Initially the holder may convert each preferred share into the Company's common stock based upon a $1.70 conversion price. The conversion price may be adjusted one year from the date of issuance. Subsequent to the one year period, the holder may convert the preferred shares into common stock of the Company at a conversion price of the lower of $1.70 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have the right of mandatory redemption ten years from the date of issuance

         During the quarter ended June 30, 2003, the holders of the Series II preferred stock waived all preferred dividends due and in the future, and agreed to a fixed conversion price of $1.50 to convert to common stock.

         During the six months ended June 30, 2003, thirteen holders of Series II redeemable convertible preferred stock exercised their option and converted 6,895 shares of preferred stock into 5,221,486 shares of common stock pursuant to the preferred stock covenants.

         In April 2003, the Company created two new series of preferred stock as follows: (1) 500,000 shares of Blank Check Series III Preferred Stock ("Series III"), $1.00 par value, and (2) 250,000 shares of Series IV convertible Preferred Stock ("Series IV"), par value $1.00.

         The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series.

         Each share of the Series IV preferred stock is convertible into one share of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 10  -   STOCKHOLDERS' DEFICIENCY (cont'd)

         In April and June 2003, the Company entered into two agreements with Triple Crown Consulting, Inc., whereby it was agreed to exchange two $50,000 Series B Convertible Promissory Notes between Triple Crown Consulting, Inc. and the Company for consulting services. These notes provided the holder with the right at any time to convert into common stock of the Company as follows: The Conversion Price per share shall be equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). In April and June 2003, the convertible notes were exchanged for 93,675 shares of Series IV preferred stock. Triple Crown Consulting, Inc. is related to the purchasers of the Series II Preferred Shares in that the officer of Triple Crown Consulting, Inc., is an investor in the Series II Preferred Shares. Triple Crown Consulting, Inc., is related to the financial advisory firm engaged by the Company in that the officer of Triple Crown Consulting, Inc. is a member of the financial advisory firm. However, Triple Crown Consulting, Inc. and the financial advisory firm share no common management.

                Marketing Agreement

         The Company entered into a Strategic Marketing Agreement "SMA" in January 2003 with BevSystems International, Inc. "BEVI," another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares equal to $125,000 per month of its common stock to the Company. These shares shall be fully paid and non-assessable and shall bear no restrictive legend. BEVI shall register these shares prior to each issuance on Form S-8 or some other applicable registration form. The Company shall issue 50,000 shares of its restricted stock per month to BEVI under this agreement. These shares shall carry piggyback registration rights. The Company shall pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity shall be entitled to 50% of the profits derived from distributing the other firm's beverage product. The net economic effect of the revenues and expenses from this cross-selling arrangement shall be recorded as a cost or other revenue each month and each reporting period. In the month of February, 50,000 shares were issued at a value of eleven cents per share, resulting in an expense of $5,500 to the Company. On May 20, 2003, the Company and BEVI mutually agreed to terminate this agreement.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10   -  STOCKHOLDERS' DEFICIENCY (cont'd)

         In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm is related to the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also some of the holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, as amended in April 2003, are as follows; a monthly payment of $10,000 per month, as amended, is due, the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price, as amended, on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. The agreement also contains full rachet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $0.07 per share.

         In February 2003, the Company entered into an agreement with an individual who is an employee of a shareholder. The agreement is for a term of one year and as compensation, the Company has issued 125,000 shares of the Company's common stock, valued at $0.11 per share, in consideration for consulting services provided and to be provided.

         In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby transactions consummated within the subsequent twelve months following the termination of the agreement the transaction may be fees due and payable to the business consulting firm. The Company has issued 400,000 shares of common stock in lieu of cash compensation. These 400,000 shares were issued at a market value of $0.11 per share, or $44,000. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company agreed to issue an additional 1,000,000 shares of the Company's common stock, of which 980,000 have been issued at June 30, 2003. The shares were valued at $0.09 per share, or $88,200.

         In March 2003, the Company entered into an agreement wherein the Company agreed to issue 300,000 shares of the Company's common stock at a market value of $0.07 per share for legal services provided and to be provided. As of June 30, 2003, all 300,000 shares have been issued valued at $0.07 per share, or $21,000.

         In April 2003,  the Company has contracted the services of a consultant

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 10  -   STOCKHOLDERS' DEFICIENCY (cont'd)

         Issuance of Stock for Services

         in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $0.12 per share and which expire two years from the date of issuance. The Company has valued the warrants at $0.11 per share. The consultant is also entitled to additional warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $0.12 per share to be issued on the six month anniversary of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $0.07 per share, or $3,450.

         In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The term of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $0.23 per share, or $17,250, and an additional 50,000 shares will be issued upon the sixth month anniversary of the agreement.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10  -   STOCKHOLDERS' DEFICIENCY (cont'd)

         Issuance of Stock for Services (cont'd)

         In April 2003, the Company entered into an agreement with a consultant for marketing services. The term of the agreement is for a one-year period. As consideration for the consultant's services to be rendered the Company has issued 2,000,000 shares of the Company's common stock valued at $0.08 per share, or $160,000.

         In April 2003, the Company entered into an agreement with a consultant for investor relations' services for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $0.07 per share. This resulted in the Company expensing $17,500 related to this agreement for the quarter ended June 30, 2003.

         In April 2003, the Company entered into an agreement with a consultant for investor relations' services for a period of one year. In exchange for the services to be rendered, the consultant was to receive 1,000,000 shares of the Company's common stock valued at $0.16 per share. The agreement was terminated in August 2003 and the shares reverted back to the Company.

         In April 2003, the Company entered into an agreement with a consultant for marketing services for a period of thirteen months. In exchange for the services to be rendered, the consultant has received 500,000 shares of the Company's common stock valued at $0.08 per share and, as per the agreement, is due an additional 100,000 shares. This resulted in the Company expensing $48,000 related to this agreement for the quarter ended June 30, 2003.

         In April 2003, the Company entered into an agreement with a consultant for marketing services for a period of twelve months. In exchange for the services to be rendered, the consultant has received 500,000 shares of the Company's common stock valued at $0.16 per share, or $45,000.

         In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $0.07 per share for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $0.07 per share for future services. The additional shares will vest in 30,000 share increments per month through March 2004.

         In April 2003, the Company entered into an agreement with a consultant for marketing services for a period of one year. In exchange for the services to be rendered, the consultant is to receive 1,000,000 shares of the Company's common stock, of which 500,000 shares have been issued as of June 30, 2003, valued at $0.09 per share.

         In April 2003, the Board of Directors resolved to issue shares of the Company's common stock to directors and officers of the Company as compensation for services provided. Total shares issued were 150,000 shares valued at $0.08 per share, which resulted in the Company expensing $12,000. It was determined by the Board that the same amounts of shares will be issued quarterly to the same officers and directors as compensation.

         In June 2003, the Company issued 10,000 shares of the Company's common stock in lieu of a cash payment for consulting services provided. The shares were valued at $0.28 per share, which resulted in the Company expensing $2,800 for these shares of stock.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10   -  STOCKHOLDERS' DEFICIENCY (cont'd)

         Issuance and Exchange Agreement

         In April 2003, the Company entered into an agreement with a corporation which is under the ownership of shareholders of the Company. The shareholders of the corporation agreed to convert their convertible preferred stock into 1,500,000 shares of the Company's common stock valued at $0.07 per share. The issuance of these shares to the corporation will be used to fulfill past obligations of the Company, which required compensation in the form of unrestricted shares of common stock. The issuance of these shares resulted in the Company expensing $105,000 of consulting fees.

         Common Stock Purchase Agreement

         In April 2003, a $1,000,000 Common Stock Purchase Agreement was entered into between the Company and an investment fund that has common management with the Financial Advisory Firm, ("the Purchaser") (See
         Note 12). The sale is for an aggregate installment payment purchase price of $1,000,000. The purchase price of the common stock is to be calculated based upon the closing price of the common stock on the date that it is placed in escrow. The Purchaser intends on purchasing this common stock in 40 equal installments of $25,000 each. In addition to the purchased stock, the Company shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $25,000 installment. Upon resale of such common shares purchased if the Purchaser does not yield a 30% return on the investment then the Purchaser shall be entitled to utilize the excess escrowed shares to yield the 30% return on the investment by the Purchaser. All escrowed shares not utilized to generate the 30% return shall be returned to the Company's treasury.

         Issuance of Stock for Settlement of Debt

         In April 2003, the Company entered into an agreement to settle amounts owed for services related to a prior contract. The Company in February 2003, issued 25,000 shares of common stock, valued at $0.11 per share towards this debt, and in April 2003, the Company, in a separate agreement, agreed to issue 200,000 shares of it's common stock in satisfaction of the remaining debt. In addition, the Company issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants have a term of two years. No amounts have been expensed as of June 30, 2003 related to these warrants.

         In April 2003, the Company entered into an agreement with a creditor wherein the debt owed of $42,224 was settled by the issuance of 114,118 restricted shares of the Company's common stock as full settlement of the debt.

         Issuance of Stock For Accrued Compensation

         The Company was indebted to a former employee in the amount of $44,333. In April 2003, the Company and the former employee entered into an agreement whereby the remaining debt would be settled through the issuance of common stock in lieu of cash payments. Monthly issuances valued at $6,333 would be given to the former employee until the debt has been satisfied. At June 30, 2003, the Company has issued 70,000 shares of common stock towards the settlement of the debt.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10   -  STOCKHOLDERS' DEFICIENCY (cont'd)

         Issuance of Stock Options

         In February 2002, the Company entered into a formal employment agreement with a key employee of the Company. The agreement terminated on April 30, 2002. The employee, however, qualified to participate in the Company's stock options plan and received an option to purchase 100,000 shares of the Company's common stock at $0.10 per share. The employee became fully vested during fiscal 2002. The employee had previously been issued 66,666 shares relating to this agreement and has exercised the remaining 33,334 shares in May 2003.

NOTE 11   -   STOCK OPTIONS

         Equity Incentive Plan

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

         The  following  information   summarizes  the  Company's  stock  option
         activity for the six months ended June 30, 2003:

                                                                      Average
                                                       Number of      Exercise
                                                       Options         Price
                                                       --------      --------
         Options outstanding at
           beginning of the period                      283,334      $    .82

         Granted                                        250,000           .16
         Exercised                                      (33,334)          .10
         Forfeited                                           --            --
                                                       --------      --------

         Options outstanding at
           end of the period                            500,000      $    .60
                                                       ========      ========


         At June 30, 2003, an aggregate of 500,000 nonqualified stock options were granted with exercise prices ranging between $0.10 and $1.38. The options vest upon issuance.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE  11  -   STOCK OPTIONS - (cont'd)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employees compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

         The Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No.
         123. In the quarter ended June 30, 2003, the Company adopted the fair value method in accordance with SFAS No. 148, which did not have a material effect on the Company's financial position or results of operations.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 12   -   RELATED PARTY TRANSACTIONS

         Grant of Stock Options

         In June 2003, the President of the Company was granted options pursuant to the June employment agreement to purchase 100,000 shares of the Company's common stock at $0.25 per share. If the employee continues employment with the Company for a period of 90 days following the execution of the agreement, the employee will be granted additional options to purchase an additional 100,000 shares of the Company's common stock in 90 days from the effective date and each 90 day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 12   -   RELATED PARTY TRANSACTIONS (cont'd)

         Grant of Stock Options (cont'd)

         In March 2003, the President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. If the employee continues employment with the Company for a period of 90 days following the execution of the agreement, the employee will be granted additional options to purchase an additional 100,000 shares of the Company's common stock in 90 days from the effective date. The options carry a term of two years and are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant.

         Employment Agreements

         In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and certain officers 150,000 shares of common stock on a quarterly basis.

         In June 2003, the Company entered into a formal employment agreement with a key officer/shareholder, the president of the Company. The agreement is for a term of two years. The base salary for the executive is $3,500 per month paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. Should the agreement be renewed, the base salary will increase at a rate of 10% per annum. The employee is also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis.

         In March 2003, the Company entered into a formal employment agreement with a shareholder of the Company and a key officer of the Company's subsidiary ChampionLyte Beverages, Inc. The term of the agreement is for a period of two years with a base salary of $96,000 for the period beginning on the date of the agreement through June 14, 2003, $108,000 for the period beginning on June 15, 2003 through September 14, 2004, and $120,000 for the period beginning September 15, 2004 through March 14, 2005. The employee is entitled to bonuses as follows: an annual bonus equal to 3% of the Company's annual net pre-tax profits, a personal performance commission based on sales made as a direct result of the employees efforts equal to 1% of gross sales, payable on a quarterly basis.

         Settlement Agreement for Repayment of Notes Payable

         On March 27, 2003, the Company entered into an agreement to repay a relative of a former employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock for the six months ending June 30, 2003. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. The average stock price, net of the 20% discount, at the close of the first quarter was $0.06 per share, resulting in the issuance of 570,683 of the company's common stock.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 13    -  SETTLEMENT OF TRADEMARK

         During 2001, a suit was filed against the Company alleging that its trademark corporate name, ChampionLyte, violated the plaintiff's trademark. A settlement agreement was entered into April 1, 2003 between the Company and the plaintiff. The terms included granting the Company an exclusive license to use the ChampionLyte mark in connection with the sugar-free drinks in the United States, Mexico and Canada. A licensing agreement providing this mark was established for an initial five-year term, with two additional five-year terms at the Company's option. It does require a royalty of three percent until sales reach $10,000,000 annually. The royalty then increases to five percent on all sales after sales reach $10,000,000 annually and six percent on all sales after sales reach $15,000,000 annually. The minimum required sales per year is as follows:

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 14   -   SUBSEQUENT EVENTS

         Termination of Consultant Agreement

         In June 2003, one of the consulting agreements that was entered into by the Company in April 2003 was terminated for non-performance. The related 1,000,000 shares of the Company's common stock were issued and held by the Company and the consultant did not received these shares. The Company will cancel these shares and, therefore, no expense should be recorded in the June 30, 2003 statement of operations.

         Settlements

         On May 28, 2003, the Company filed a complaint against certain parties alleging the fraudulent conveyance of the Company's interest in Old Fashioned. The complaint filed was for monetary damages, injunctive declaratory and equitable relief. The lawsuit further claimed that the Company has suffered irreparable damage and the Company was seeking to rescind the sale of the securities in the Old Fashioned to InGlobalVest and restore the Company, the Old Fashioned and InGlobalVest to their respective positions prior to the time the transaction was entered.

         On July 21, 2003, the Company reached a settlement with all but one of the Defendants in this matter. In addition negotiations with the remaining Defendant are ongoing and if a settlement is not reached within a reasonable period of time the Company will proceed with the litigation. Pursuant to a Settlement Agreement with the other Defendants, the parties have agreed to stay the case pending the completion of certain obligations prior to August 20, 2003. In the event all obligations are performed by such date, the Company shall dismiss all claims against these Defendants. If such obligations are not met by August 20, 2003, or such date is not extended by the mutual consent of the parties, then the case will be reactivated for the purpose of enforcing the obligation of the parties under the Settlement Agreement.

         Pursuant to the terms of the Settlement Agreement, InGlobalvest has agreed to deliver any and all stock certificates in Old Fashioned as well as all books and records to the Company's counsel by August 20, 2003. In addition, InGlobalvest agreed to appoint a representative to assist in the change in control and management and has agreed to enter into a non-interference agreement with the Company with respect to the Old Fashioned. InGlobalvest has warranted and represented to the Company that the financial conditions depicted in the books and records tendered to the Company on July 15, 2003 were true accurate and complete as of that date to the best of InGlobalvest's knowledge and that no known liabilities were omitted from disclosure in such records. In consideration for the return of the Old Fashioned, the Company agreed to pay $125,000 to InGlobalVest in the following manner: $20,000 by the close of business on July 21, 2003 and the balance of the funds no later than August 20, 2003. In the event that the full terms of the settlement are not completed by the Company, the $20,000 shall be forfeited to InGlobalvest.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 14   -   SUBSEQUENT EVENTS (cont'd)

         Factoring Agreement

         The Company entered into an agreement with a financial services company for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term.

         Amendment to Convertible Note Payable

         In July 2003, the Company amended their convertible promissory note agreement with the financial services firm by increasing the maximum borrowing amount to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We market sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name. In April 2003, we formed a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. Net sales revenue for the three months ended June 20, 2003 was $17,956. In the comparable period of 2002, net sales revenue was $192,135. During the second quarter of 2003, we continued in the process of restructuring ourselves, our management team, reformulating our product and creating a new marketing, as well as distribution system. We recommenced our operations during the second quarter 2003 and we reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. We have re-launched our product and have begun manufacturing the product through co-packers and selling it through our distributors.

We have contracted with a co-packer in New York for our production which recommenced the week of June 23, 2003. We will continue to manufacture and bottle our products under co-packing arrangements. We are currently investigating additional regional co-packing facilities and have identified and approved an additional facility in New Jersey. We have also recommenced distributing our products through a series of brokers and distributors who for a fee find customers to purchase products from us.


We have signed a settlement agreement to settle a lawsuit to receive all of the shares of the Old Fashioned Syrup Company which historically represented up to 90% of our revenues. Pursuant to the terms of the settlement agreement, we agree to pay $125,000 and other consideration for the delivery of all of the outstanding shares in the Old Fashioned Syrup Company. We agreed to this amount in consideration for the loans made to Old Fashioned Syrup Company by the defendants in the lawsuit, the initial loan to the Company, as well as the restructuring efforts undertaken by the defendants during their tenure of management. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free chocolate flavored syrup pursuant to a license agreement with Cumberland Packing Corp. for use of the Sweet 'N Low trademark for its syrup product. Once this agreement is finalized, we will have additional revenues as well as expenses from such business operations. We expect that this will immediately have a major impact on our revenues.

In addition, on April 1, 2003 a settlement agreement was entered into for a lawsuit filed against us in 2001 alleging that our trademark corporate name, ChampionLyte, violated the plaintiff's trademark. The terms of the settlement included granting us an exclusive license to use the ChampionLyte mark in connection with the sugar-free drinks in the United States, Mexico and Canada. A licensing agreement providing this mark was established for an initial five-year term, with two additional five-year terms at our option. It does require a royalty of three percent until sales reach $10,000,000 annually. The royalty then increases to five percent on all sales after sales reach $10,000,000 annually and six percent on all sales after sales reach $15,000,000 annually.

As part of our reorganization, during the second quarter of 2003, even though we recommenced operations, we continued to reduce our selling, general and administrative costs. For the three months ended, June 30, 2003, these costs amounted to $449,393, as compared to $947,536 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations of $439,622 for the three months ended June 2003 compared to a loss of $887,438 for the three months ended June 30, 2002.

The net effect of reducing costs and renegotiating payables resulted in a loss available to common shareholders for the second quarter ended June 30, 2003 of $522,755. This compares to the comparable period in 2002 of a loss of $701,889.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at June 30, 2003 was $1,254. All of our funding requirements were paid by use of the funding agreement established in January of 2003 and others established in the second quarter ending June 2003. The first funding agreement is from an entity that is related to the financial advisory firm, and Triple Crown Consulting, Inc., in that the investment fund providing the funding agreement shares common management and some investors with the financial advisory firm, and some of the officers and investors in Triple Crown Consulting, Inc. are investors in the investment fund and members of the financial advisory firm. Triple Crown Consulting, Inc.'s officers and management have no relationship to the officers or management of the financial advisory firm other than Triple Crown Consulting, Inc.'s officers having a minority membership interest in the financial advisory firm and the investment fund.

Additionally, the investment fund providing the funding agreement is the same investment fund that has entered into the $1,000,000 financing agreement previously mentioned. This $350,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note. As of June 30, 2003, we had drawn against this funding agreement the sum of $251,462. The second funding agreement with Triple Crown Consulting, Inc. resulted in convertible loans made to the Company that were subsequently converted into the Company's Series IV Convertible Preferred Stock. As of June 30, 2003, there was 93,675 in Series IV preferred stock outstanding and a financing agreement with a firm affiliated with the financial advisory firm to provide up to $500,000 in accounts receivable and purchase order financing. As of June 30, 2003 there was -0- in factored assets funded under this Agreement.

At this time, we are actively seeking additional sources of capital that will enable us to achieve the long-term objectives of nationally marketing the product lines and new distribution system. There can be no assurance that this additional funding will become available. Should such funding not become available we may have to cease operations and liquidate.

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


[GRAPHIC OMITTED]



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Sara  Lee  Global  Finance  LLC v.  Championlyte
                                Products,  Inc., et, al. In November 2001,  Sara
                                Lee Global  Finance,  LLC ("Sara Lee") commenced
                                an action in United  States  District  Court for
                                the Middle  District  of North  Carolina  (Civil
                                Asction No.  1:01CV01053)  against us seeking to
                                enjoin us from infringing Sara Lee's  "Champion"
                                trademark    used   by   Sara   Lee's   Champion
                                Athleticwear division. Simultaneously,  Sara Lee
                                commenced  a  proceeding  in the  U.S.  Patent &
                                Trademark   Office  to  cancel   our   trademark
                                registration for the mark ChampionLyte. Sara Lee
                                claims   that   our  use  of  the   ChampionLyte
                                trademark  for  our  dietary   refresher   drink
                                infringes Sara Lee's Champion trademark used for
                                various sporting goods and clothing. On April 1,
                                2003,   the   parties  to  this  case  signed  a
                                settlement   agreement.   In   addition  to  the
                                above-referenced case being dismissed,  the case
                                before the United  States  Patent and  Trademark
                                Office was  cancelled  - TTAB  Cancellation  No.
                                92032691. The settlement agreement provides that
                                we will  assign the  ChampionLyte  trademark  to
                                Sara Lee and Sara Lee will grant us an exclusive
                                license  of  the   ChampionLyte   trademark  for
                                sugar-free  sports  drinks  only  in the  United
                                States,  Canada  and  Mexico.  The  terms of the
                                license agreement is for an initial term of five
                                (5)  years  and two  renewal  terms of (5) years
                                each,  subject to us meeting all  minimum  sales
                                and  royalty   requirements.   If  we  meet  all
                                requirements  after the first 3 five year terms,
                                the parties agree to negotiate in good faith for
                                two additional five year terms. Minimum calendar
                                year sales are as follows:  2003  (measured from
                                4/1/03 to 3/31/04) - $500,000;  2004 - $750,000;
                                2005 -  $1,000,000;  2006 -  $1,250,000;  2007 -
                                $1,500,000; there will be renewal for the second
                                5 years if sales in years  2005-2007  average at
                                least  $1,500,000;   2008  -  2,000,000;   2009;
                                $2,500,000;    2010   -   $3,000,000;   2011   -
                                $3,500,000;  2012 -  4,000,000;  there  will  be
                                renewal  for the third 5 years if sales in years
                                2010-2012  average at least  $5,000,000;  2013 -
                                $5,000,000,    2014   -   $6,000,000;   2015   -
                                $7,000,000;   2016  -  $8,000,000;  and  2017  -
                                $9,000,000.  The  failure  to meet  the  minimum
                                sales  requirements  in any year will  result in
                                termination  of  the  licenses  agreement.   The
                                failure  to meet  average  stated  results  will
                                result in  non-renewal.  The  royalties  for the
                                license  agreement  are  as  follows:  3% on all
                                sales until sales reach $10,000,000 annually; 5%
                                on all sales after sales reach $10,000,000;  and
                                6% on all sales after  sales  reach  $15,000,000
                                annually.

                                Champion Performance Products, Inc. d/b/a Champion Nutrition v. ChampionLyte, Inc. In August 2002, Champion Performance Products commenced the above referenced cancellation proceeding in the U.S. Patent and Trademark Office against ChampionLyte, Inc., in which the petitioner seeks to cancel our registration for our Champion Lyte trademark. As part of the settlement with Sara Lee in the action above, this case was cancelled in the United States Patent and Trademark office - TTAB Cancellation No. 92040440.

                                Championlyte Holdings, Inc. f/k/a Championlyte Products, Inc. v. Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji, John Doe No. 1, Alan Posner and Christopher A. Valleau, Case No. 2003 CA 005662AF. On May 28, 2003, we
                                commenced an action against the above named defendants in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida alleging the fraudulent conveyance of our Old Fashioned Syrup Company, Inc. subsidiary. Alan Posner is our former officer, director and employee.

                                The suit alleges the defendants engaged in a fraudulent scheme to deprive us of our principal asset and primary source of revenue for grossly inadequate consideration (only $15,000) without notice of approval of our Board of Directors, without notice and approval of U.S. Bancorp Investments, Inc. (the holder of our preferred stock), as required by the terms of certain agreements and our Amended Articles of Incorporation, without notice and approval by the shareholders at large as required by Florida statutes for sales of assets of a corporation other than in the regular course of business and in violation of the antifraud provisions of the Florida Securities Investor Protection Act.

                                The suit further alleges that Posner, acting in concert with Valleau, by and through InGlobalVest and its representatives devised a fraudulent plan to improperly and unlawfully strip us of our ownership and control of our valuable, wholly-owned subsidiary, the Syrup Company, as well as other valuable property, equipment and assets that were owned by the Syrup Company including long-term licensing agreements, specifically Cumberland Farms for the rights to name Sweet' N Low(R) worth hundreds of thousands of dollars.

                                On July 21, 2003, we reached a settlement with Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provides that Inglobalvest must deliver all shares of the Old Fashioned Syrup Company ("OFSC"), as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we have agreed to pay Inglobalvest, Inc. the sum of $125,000 as follows: $20,000 upon execution of the settlement agreement and $105,000 by no later than August 20,2003. If we do not make the $105,000 payment, we forfeit the initial $20,000 payment. As part of the settlement, we agreed to the following conditions: (i) Churchill Investments, Inc., which provides factoring for us, has agreed to assign its UCC-1 financing statement for the first $50,000 on our accounts receivable, equipment, inventory and general intangibles which it currently holds as security; (ii) issue a written statement which exculpates Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji from any fraudulent acts in the complaint; (iii) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each and Mr. Valleau will forfeit the balance of his unpaid salary and retire all stock options.

Item 2.   Changes in            None
          Securities.

Item 3.   Defaults Upon Senior  Not Applicable
          Securities.

Item 4.   Submission of         None
          Matters to a Vote
          of Security
          Holders.

Item 5.   Other Information.    None

Item 6.   Exhibits and Reports  On June 6, 2003, we filed a Form 8-K to disclose
          of Form 8-K.          the  lawsuit  against   InGlobalvest  and  other
                                defendants  for the return of the Old  Fashioned
                                Syrup Company. On August 7, 2003 we filed a Form
                                8-K disclosing a settlement of the lawsuit against InGlobalvest.

                                On June 30, 2003, we filed a Form 8-K based on a change in our accountant to Massella Roumbus, LLP. On August 13, 2003, we filed an amended Form 8-K for this change in our accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2003. CHAMPIONLYTE HOLDINGS, INC.

Date:  August 19, 2003       By:  /s/ David Goldberg
                             --------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman of the Board of
                             Directors

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Goldberg certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Championlyte Holdings, Inc.

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


Dated:     August 19, 2003




---------------------------------------------
David Goldberg
CEO, CFO, President and Chairman of the Board of Directors