Form 10KSB/A
period 2002-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2003-10-03
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                              COMMISSION FILE #0-28223


                           CHAMPIONLYTE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    FLORIDA
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   65-0510294

                      (IRS EMPLOYER IDENTIFICATION NUMBER)

       2999 NE 191ST STREET, PENTHOUSE 2, NORTH MIAMI BEACH, FLORIDA 33180
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )(ZIP CODE)


                                  (866) 438-5983
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

                           CHAMPIONLYTE PRODUCTS, INC.


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

REVENUES FOR YEAR ENDED DECEMBER 31, 2002:  $266,336

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 22, 2003, WAS: $3,887,765

NUMBER OF SHARES OF THE  REGISTRANT'S  COMMON STOCK  OUTSTANDING AS OF
SEPTEMBER 22,

2003 IS: 28,824,749

TRANSFER AGENT AS OF SEPTEMBER 22, 2003:


                     FLORIDA ATLANTIC STOCK TRANSFER
                     7130 NOB HILL ROAD
                     TAMARAC, FLORIDA 33321

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS - OUR COMPANY

We were incorporated as Meridian Holdings, Inc. ("Meridian") in Florida in August 1994 for the purpose of merging, as the surviving entity, with a then public "shell" entity, MHI Telecommunications, Inc. ("MHI Telecom"). MHI Telecom was a Delaware corporation that had sold shares to the public pursuant to a Regulation A exemption from registration during 1969 under its original corporate name of Pilgrim Mills, Inc. From 1985 through August 1994, MHI Telecom had not actively been engaged in any business operations.

In August 1994, the shareholders of MHI Telecom and Meridian approved a merger of MHI Telecom into Meridian and a simultaneous 1 for 40 reverse stock split of Meridian's outstanding shares. At the same time, the shareholders also authorized Meridian to raise working capital through an appropriate financing, and to acquire an operating business or otherwise engage in, or conduct, active business operations. Through the end of 1998, Meridian did not engage in any fund raising, other than the issuance of shares to certain shareholders in exchange for services and the advancement of minimal funds on behalf of Meridian.

On December 3, 1999, Meridian changed its name to Meridian USA Holdings, Inc. On October 1, 2001, we changed our name to ChampionLyte Products, Inc.

Our new management has significantly reduced overhead, including the downsizing and moving of our corporate headquarters and is currently negotiating with our various creditors. Until our working capital improves, we have significantly reduced our spending on marketing and advertising, as well as budgeting additional cost cutting measures to ensure that our working capital may be sufficient to continue to carry out our business plan. We continue to expect to be able to maintain operations as we attempt to cut expenses and negotiate with our creditors.

PRODUCT OVERVIEW

We created a sugar, carbohydrate, and calorie free isotonic sports beverage. The product is a sports drink that provides the electrolytes needed for replacement after exercise, work or any sport. It does so without any of the negative ingredients such as sugar, caffeine, or carbonation. This reformulation has enabled us to produce a product without the use of preservatives. Our product is delivered in five different flavor beverages.

We recently reformulated the sports drink with the sweetener Splenda(R), the trade name for Sucralose produced by McNeil Nutritionals, a Johnson & Johnson company. We also switched flavor houses, reduced sweetener levels, added flavor and took out preservatives. ChampionLyte(R) will continue to have no label warnings. The products that currently dominate the market have between 33 and 38 grams of sugar and up to 150 calories in a 20 ounce bottle. ChampionLyte(R), which is available in lemon-lime, orange, fruit punch, pink lemonade and blue raspberry, is a "no guilt" sports drink (meaning no calories, no carbohydrates, no sugar and no preservatives) with electrolyte replacement without sugar, fat, calories or carbohydrates. ChampionLyte(R) is currently available at a limited number of the nation's mass-market retail locations as well as a limited number of governmental institutions.

The major advantage of ChampionLyte(R) is that it replaces electrolytes, especially after exercise, without the ingredients, which would cause weight gain - particularly sugar. For example: if a man or woman runs on a treadmill for 30 minutes they would burn about 150 calories. By drinking one of the popular major brand sports drinks that contain 33 to 37 grams of sugar (that's 33 to 37 individual one-gram packs of sugar) after working out on the treadmill, they would either cancel out the calories they just burned off, or actually gain more calories than burned during the workout. Our goal is to accelerate our sales efforts to a variety of outlets, both retail and institutional, that have the capacity to put us in a cash-flow positive situation as quickly and cost efficiently as possible.

SUPPLY ARRANGEMENTS

All raw materials for our products are purchased on an as needed basis to fulfill orders. Terms are net 30 days for all suppliers. Each component is purchased from different suppliers. As our inventory levels are depleted by production, we place additional orders with suppliers to keep inventory on hand.

CO-PACKING ARRANGEMENTS

We have not finalized agreements with co-packers as of this date as we are researching logistics and geographic areas to determine where to set up long term co-packing arrangements. The two co-packers we currently work with cover the southeast and northeast of the United States. We have $1 million of liability insurance and co-packers are responsible for their own liability insurance. The co-packer is paid according to the work they do for us.

Notwithstanding the above, we have identified and contracted with a co-packer in Southern Florida for our initial production run which commenced the week of May 27, 2003. We will continue to manufacture and bottle our products under co-packing arrangements. We are currently investigating additional regional co-packing facilities. We have identified and approved two additional facilities, one in Northern Florida and one in New York.

This process involves us providing the co-packers with proprietary concentrates, formulas, and labels for our products. This work is performed on a per case basis cost.

We have chosen to operate through co-packing arrangements to enable us to produce and deliver our products without the capital costs required to build full-time production facilities. We need not pay employees during down-time in production or to invest capital in inventory.

We have already commenced our first full production run of all 5 flavors of 20 ounce 12 packs. In addition, we will produce 3 flavors of clear products for a mass merchandiser. Subsequent runs are being scheduled based upon sufficient inventory as well as new distributors being signed. We anticipate that we will expand into both the New York production facility and the northern Florida production facility in the last quarter of 2003. In addition, we expect that further expansion will continue on a regional basis if sales volume increases.

SALES

Using a food broker network, as well as our in-house sales team, we will utilize our relationship with previous distributors to recapture lost business due to lack of product availability to the market.

In order to attain a solid foundation, we will maximize our efforts towards the South East region of the United States. Once we have achieved this success, we can then replicate this sales model into other areas such as New York, New Jersey, Connecticut (North East). This approach will help us create the model needed to move forward towards our anticipated national distribution of our products.

Our product is distributed through a series of brokers and distributors. A broker, for a fee, will find customers to purchase products from the manufacturer. The broker will not take in product, but is merely a sales conduit. The distributor does take possession of the product and is responsible for payment of the product, whereby the broker, does not take possession of the product, nor is he responsible for payment, as the customer will pay the manufacturer directly. Our in house sales team is composed of 4 people with extensive sales backgrounds. Our advertising efforts will be kept to a minimum until distribution is strengthened and our product is visible on shelves to consumers. Our contracts with distributors are all volumetric/performance based contracts.

TARGET CONSUMER

Championlyte communicates premium or an upscale product. America's number one shopper is "Coach Mom" who buys for herself, her children, and her parents which is three generations of consumers.

The target consumer is the actual people involved in sports, and/or everyday outdoor activities, as well as all who are concerned with calorie intake, those on sugar restricted and/or weight loss diets. In addition, we have the diabetic community with 17 million known diabetics.

Sugar free diet carbonated beverage sales have already escalated to 30% of total carbonated beverage sales.

The Weston A. Price foundation has encouraged congress to call for a ban on the sale of soft drinks and snack foods in school vending machines. Soft drinks contain high levels of sugar or artificial sweeteners, caffeine and phosphoric acid, that contribute to obesity, diabetes and poor bone health in growing children. Therefore, we believe that we can supply a healthful alternative to sugar laden beverages.

MARKET

Our customers are supermarket chains, convenience stores, drug chains and independent and mass marketers. In addition, we believe that we will be able to market our product to food service customers such as schools, hospitals, prisons, gyms, and health food outlets. We are not dependent on one or a few major customers.

Our management believes that our products and our network of brokers should enable us to penetrate the retail and food service market. Through our food brokers, we are attempting to place our product in multiple supermarket locations, i.e. next to other sugared drink beverages, as well as health sections, dietetic and diabetic sections.

Our research indicates that no products exist in the market with the same qualities as Championlyte. Therefore, Championlyte would not destroy existing marketplace. Our product would increase sales, not replace sales.

PRIVATE LABEL/LICENSING

Private label opportunities have already presented themselves and others are being sought out. A private label opportunity is when another party wants us to produce our product, but distribute it under another name. In addition, we are in the process of pursuing licensing opportunities both domestically and in the foreign markets.

MARKETING

Internal marketing will be done through a broker network, with on sight sampling support, in store flyer programs, point of sales print and radio. In an ongoing effort to continue marketing our product, we will be attending trade shows and conventions, conducting in store promos and using collateral materials such as posters, flyers, sell sheets, etc.

When it becomes financially feasible, we will bolster this marketing through increased radio and print advertising. This will continue to support our grass roots sales and marketing effort.

PRODUCTS AND PACKAGING

Our product is a 20 ounce pet bottle with locking caps which comes in cases of 12/20 ounce bottles per case. Pet is defined as polyethlyne terephthablote. It is a certain type of plastic. The product is available in 5 flavors: lemon lime, fruit punch, orange, pink lemonade and blue raspberry. A clear version of three of the flavors has also been developed for a mass merchandiser. We anticipate that in the future 32 ounce bottles will be produced. Multiple bottle sizes, including 8 ounce bottles for multi-pack options and single serve food service are in development. New retail and food service packaging applications are being developed to expand sales and availability of the product and to increase sales in all areas of the isotonic sports drink market.

NEW PRODUCT DEVELOPMENT

We are in the process of developing new flavors such as grape, kiwi strawberry, peach tea and tropical citrus. Using natural fruit flavors, we are testing multiple blends to create innovative and delicious alternatives to the standard flavors now produced. The basis for expanding our product line is to watch for trends and re-evaluating current flavor sales. In addition, in response to inquiries by national corporate accounts in the diet and health industries, we have completed research and development on flavors devoid of coloring which we started to ship on july 30, 2003.

SARA LEE LICENSE AGREEMENT

We are in the process of finalizing a license agreement with Sara Lee for the use of the "champion lyte" name. A lawsuit was commenced by sara lee against us. The details of the lawsuit are contained in the "legal proceedings" section of this document. On April 1, 2003, the parties to this case signed a settlement agreement. The settlement agreement provides that we will assign the "Champion lyte" trademark to Sara Lee and Sara Lee will grant us an exclusive license of the "Champion lyte" trademark for sugar-free sports drinks only in the United States, Canada and Mexico. The terms of the license agreement are for an initial term of five (5) years and two renewal terms of (5) years each, subject to us meeting all minimum sales and royalty requirements. If we meet all requirements after the first 3 five year terms, the parties agree to negotiate in good faith for two additional five year terms. Minimum calendar year sales are as follows:
2003 (measured from 4/1/03 to 3/31/04) - $500,000; 2004 - $750,000; 2005 -
$1,000,000; 2006 - $1,250,000; 2007 - $1,500,000; there will be renewal for the second 5 years if sales in years 2005-2007 average at least $1,500,000; 2008 - 2,000,000; 2009; $2,500,000; 2010 - $3,000,000; 2011 - $3,500,000; 2012 -
4,000,000; there will be renewal for the third 5 years if sales in years 2010-2012 average at least $5,000,000; 2013 - $5,000,000, 2014 - $6,000,000;
2015 - $7,000,000; 2016 - $8,000,000;

and 2017 - $9,000,000. The failure to meet the minimum sales requirements in any year will result in termination of the license agreement. The failure to meet average stated results will result in non-renewal. The royalties for the license agreement are as follows: 3% on all sales until sales reach $10,000,000 annually; 5% on all sales after sales reach $10,000,000; and 6% on all sales after sales reach $15,000,000 annually.

OLD FASHIONED SYRUP COMPANY

On January 8, 1999, when we were called Meridian Holdings, Inc., we entered into an acquisition agreement with the old fashioned syrup company, inc. (The "Syrup Company"), under which we issued 3,026,794 shares of our common stock to the shareholders of the Syrup Company in a tax-free exchange of shares. At the same time, we entered into a stock purchase agreement with one of our founders and current directors whereby we purchased 100,000 shares of our common stock from him for the sum of $50,000. The shares repurchased were retired by us.

The Syrup Company, which was incorporated in Florida in November 1996, was founded by Alan Posner and Mark Streisfeld to manufacture and sell a sugar-free, fat-free chocolate flavored syrup they had developed. Commencing in 1998, the Syrup Company sold its syrup under its trademark the Old Fashioned Syrup Company(R). Shortly prior to the acquisition by us, the Syrup Company entered into a license agreement with cumberland packing corp. For use of the sweet 'n low trademark for its syrup product. The Syrup Company has two wholly-owned subsidiaries, the Old Fashioned Egg Cream Company, Inc. and the Original Egg Cream Company, Inc., both of which are florida corporations.

On November 27, 2002, Alan Posner, our previous chief executive officer and chairman of our board of directors entered into a promissory note with Inglobalvest, inc. In which we received $15,000 which was payable on December 13, 2002 at a 10% interest rate. The promissory note was entered into without the approval of our board of directors and allowed Inglobalvest to receive a 66 2/3% interest in our wholly owned subsidiary, the Old

Fashioned Syrup Company, Inc. Upon default of the promissory note. We subsequently defaulted on the promissory note on or about December 14, 2002 and Inglobalvest took the shares of the Syrup Company as well as the books and records of the syrup company from our previous corporate counsel. The issuance of the promissory note and subsequent release of the interest in the Syrup Company may be deemed to be a breach of the terms of our outstanding preferred stock and the terms of the security holder agreement attached to our preferred stock. Such agreement did not allow us to incur indebtedness, the sale of assets or the creation of liens on our assets without the consent of the holders of our preferred stock.

Since we failed to receive the consent of US Bancorp., the holder of the preferred stock at the time the promissory note was entered into, we may be in default under the terms of our preferred stock. In addition, our new management has been advised that we received offers from several potential investors to pay this debt and avoid the default of the promissory note. On May 28, 2003 we filed a complaint against Inglobalvest, inc., Steve Sherb, Barry Patterson, Uche Osuji, John Doe #1, Alan Posner and Christopher A. Valleau alleging the fraudulent conveyance of our Old Fashioned Syrup Company, Inc. Subsidiary. Such complaint was filed in the circuit court of the 15th judicial circuit in and for Palm Beach County, Florida and was for monetary damages, injunctive, declaratory and equitable relief.

The suit alleges the defendants engaged "in a fraudulent scheme to deprive us of our principal asset and primary source of revenue for grossly inadequate consideration (only $15,000) without notice of approval of our board of directors, without notice and approval of U.S. Bancorp investments, Inc. (The holder of our preferred stock), as required by the terms of certain agreements and our amended articles of incorporation, without notice and approval by the shareholders at large as required by florida statutes for sales of assets of a corporation other than in the regular course of business and in violation of the antifraud provisions of the Florida Securities Investor Protection Act.

We have settled this lawsuit. The terms of the settlement are as follows: (i) we paid Inglobalvest, Inc. the sum of $125,000 as follows: $20,000 upon execution of the settlement agreement; (ii) assignment of a promissory note and UCC-1 in the amount of $50,000; (iii) the remaining balance paid by August 20, 2003; (iv) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each; (v) on or before August 19, 2003, Inglobalvest delivered all stock certificates for the Old Fashioned Syrup Company to us and entered into a non-interference agreement with us relating to the Old Fashioned Syrup Company.

BEVSYSTEMS INTERNATIONAL, INC.

We entered into a Strategic Marketing Agreement ("SMA") in January 2003 with BevSystems International, Inc. ("BEVI") another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares of its common stock to us in an amount equal to $125,000 per month. We agreed to issue 50,000 shares of our restricted stock per month to BEVI under this agreement. These shares carry piggyback registration rights, which do not have an expiration date. We also agreed to pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity was entitled to 50% of the profits derived from distributing the other firm's beverage product. Such agreement has been cancelled by the parties with no additional consideration due to either party. The agreement was cancelled on May 20, 2003. Upon cancellation, Bevsystems had issued 50,000 shares of its common stock. No money was exchanged pursuant to the SMA.

COMPETITION

IN THE SOFT DRINK CATEGORY, OUR LEADING COMPETITION ACCOUNT FOR MORE THAN 85% OF the entire market. These companies are substantially larger and better established than we are. This allows them not only to commit more money to marketing and advertising, but affords them access to greater shelf space and prominence in food stores, which is a key to success in the food industry. We believe that the ability to compete successfully with these companies is dependent primarily upon our ability to produce a tasty, sugar-free alternative to the existing sugared drinks and to persuade food retailers to carry our products. We continue to refine the taste of our products. However, the competition for shelf space in food retail establishments is extremely intense and the ability to obtain such shelf space is essential to the potential success of these products.

EMPLOYEES

We employ four people on a full-time basis. We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

We presently sublease approximately 800 square feet of space at 2999 NE 191st Street, Penthouse 2, North Miami Beach, Florida on a month to month basis for $1,750 per month. We sublease our office space from Knightsbridge Holdings LLC (a financial advisory firm) that we have retained as a business consultant. Our space is part of a larger office space that is also subleased to an investment fund, Advantage Fund I, LLC, and political lobbyist.

ITEM 3.  LEGAL PROCEEDINGS

Sara Lee Global Finance LLC v. Championlyte Products, Inc., et, al. In November 2001, Sara Lee Global Finance, LLC ("Sara Lee") commenced an action in United States District Court for the Middle District of North Carolina (Civil Asction No. 1:01CV01053) against us seeking to enjoin us from infringing Sara Lee's "Champion" trademark used by Sara Lee's Champion Athleticwear division. Simultaneously, Sara Lee commenced a proceeding in the U.S. Patent & Trademark Office to cancel our trademark registration for the mark ChampionLyte. Sara Lee claimed that our use of the ChampionLyte trademark for our dietary refresher drink infringed Sara Lee's Champion trademark used for various sporting goods and clothing. On April 1, 2003, the parties to this case signed a settlement agreement. In addition to the above- referenced case being dismissed, the case before the United States Patent and Trademark Office was cancelled - TTAB Cancellation No. 92032691. The settlement agreement provides that we will assign the ChampionLyte trademark to Sara Lee and Sara Lee will grant us an exclusive license of the Championlyte trademark for sugar-free sports drinks only in the United States, Canada and Mexico. The terms of the license agreement are for an initial term of five (5) years and two renewal terms of (5) years each, subject to us meeting all minimum sales and royalty requirements. If we meet all requirements after the first 3 five year terms, the parties agree to negotiate in good faith for two additional five year terms. Minimum calendar year sales are as follows: 2003 (measured from 4/1/03 to 3/31/04) - $500,000; 2004 -
$750,000; 2005 - $1,000,000; 2006 - $1,250,000; 2007 - $1,500,000; there will be renewal for the second 5 years if sales in years 2005-2007 average at least $1,500,000; 2008 - 2,000,000; 2009: $2,500,000; 2010 - $3,000,000; 2011 -
$3,500,000; 2012 - 4,000,000; there will be renewal for the third 5 years if sales in years 2010-2012 average at least $5,000,000; 2013 - $5,000,000, 2014 -
$6,000,000; 2015 - $7,000,000; 2016 - $8,000,000; and 2017 - $9,000,000. The
failure to meet the minimum sales requirements in any year will result in termination of the licenses agreement. The failure to meet average stated results will result in non-renewal. The royalties for the license agreement are as follows: 3% on all sales until sales reach $10,000,000 annually; 5% on all sales after sales reach $10,000,000; and 6% on all sales after sales reach $15,000,000 annually.

Champion Performance Products, Inc. d/b/a Champion Nutrition v. ChampionLyte, Inc. In August 2002, Champion Performance Products commenced the above referenced cancellation proceeding in the U.S. Patent and Trademark Office against ChampionLyte, Inc., in which the petitioner seeks to cancel our registration for our Champion Lyte trademark. As part of the settlement with Sara Lee in the action above, this case was cancelled in the United States Patent and Trademark office, TTAB Cancellation No. 92040440

Championlyte Holdings, Inc. f/k/a Championlyte Products, Inc. v. Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji, John Doe No. 1, Alan Posner and Christopher A. Valleau, Case No. 2003 CA 005662AF. On May 28, 2003, we commenced an action against the above named defendants in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida alleging the fraudulent conveyance of our Old Fashioned Syrup Company, Inc. subsidiary. Alan Posner is our former officer, director and employee.

The suit alleges the defendants engaged in a fraudulent scheme to deprive us of our principal asset and primary source of revenue for grossly inadequate consideration (only $15,000) without notice of approval of our Board of Directors, without notice and approval of U.S. Bancorp Investments, Inc. (the holder of our preferred stock), as required by the terms of certain agreements and our Amended Articles of Incorporation, without notice and approval by the shareholders at large as required by Florida statutes for sales of assets of a corporation other than in the regular course of business and in violation of the antifraud provisions of the Florida Securities Investor Protection Act. The suit further alleges that Posner, acting in concert with Valleau, by and through InGlobalVest and its representatives devised a fraudulent plan to improperly and unlawfully strip us of our ownership and control of our valuable, wholly-owned subsidiary, the Syrup Company, as well as other valuable property, equipment and assets that were owned by the Syrup Company including long-term licensing agreements, specifically Cumberland Farms for the rights to name Sweet'N Low(R) worth hundreds of thousands of dollars.

On July 21, 2003, we reached a settlement with Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provides that Inglobalvest must deliver all stock certificates in the Old Fashioned Syrup Company ("OFSC") as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we paid Inglobalvest, Inc. the sum of $125,000 as follows: $20,000 upon execution of the settlement agreement and $105,000 by no later than August 20,2003.

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

On July 1, 2003, we received a letter from the attorney for Diabetes Research Institute Foundation, Inc. providing formal notice of termination of a license agreement that The Old Fashioned Syrup Company entered into and claiming that we owe the following pursuant to such license agreement: (i) an aggregate of $30,000 in base royalties for 2001, 2002 and 2003; (ii) 0.25% of net sales in 2001; 0.50% of net sales in 2002, of all products using the mark "Diabetes Research Institute," as well as late payment charges, which are at a rate of 3% above prime rate. We are presently determining the validity of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September9, 2003, our transfer agent records indicated that there were approximately 500 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "CPLY."

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

YEAR     QUARTER            HIGH             LOW

2000     First             2.8125           1.4375
2000     Second            3.0625           1.0313
2000     Third             3.25             1.5
2000     Fourth            2.4375           1.5
2001     First             2.3125           1.375
2001     Second            2.07             0.51
2001     Third             1.48             0.52
2001     Fourth            1.05             0.51
2002     First             0.85             0.40
2002     Second            0.70             0.35
2002     Third             0.45             0.12
2002     Fourth            0.45             0.04
2003     First             0.24             0.07
2003     Second            0.53             0.065

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

We paid no dividends with respect to our common stock during 2002 and have no current intention to pay any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements
--------------------------

Forward-Looking Statements
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of our change in focus, competitive environment, and general economic conditions.


Results of Operations (exclusive of discontinued operations)
------------------------------------

                       Years Ended December 31,
                          2002         2001
                       ----------   ----------
Net Sales                $266,336     $368,631
Cost of Goods Sold        165,909      360,754
Gross Profit              100,427        7,877
Selling, General and
Administrative
Expenses                1,956,991    4,153,599

Revenues from operations during the year ended December 31, 2002 were $266,336, as compared to $368,631 for the year ended December 31, 2001. The decrease in sales was due to the decline in our ability to market our products.

Selling, general and administrative expenses decreased to $1,956,991 for the year ended December 31, 2002 as compared to $4,153,599 for the year ended December 31, 2001. This decrease is almost entirely a result of a large reduction in marketing and advertising expenses.

Liquidity
------------------------

                                   Year Ended December 31,
                                     2002           2001
                                 -----------    -----------
Net Cash (Used in)
    Provided by Operations       $  (950,132)   $(3,410,540)
Working Capital (deficiency)     $(1,016,803)      $882,272

Net cash flows from operations increased from $(3,410,540) during the year ended December 31, 2001 to $(950,132) during the year ended December 31, 2002. This decrease was primarily due to the decrease in marketing and advertising expenses. This decrease is almost entirely a result of a large reduction in marketing and advertising expenses. Until our restructuring is complete and working capital improves, we have significantly reduced our spending on marketing and advertising.

Other income (expense) for the year ended December 31, 2002 "2002" as compared to the year ended December 31, 2001 "2001" changed for the following reasons: investment income decreased from $234,405 for 2001 to $11,732 for 2002 or 95% due to less cash and marketable securities on hand, since over $5 million of cash and marketable securities were utilized over the last years to fund operations. Gains on sale of investment securities were utilized over the last years to fund operations. Gains on sale of investment for 2002 of $10,860 compared to none for 2001 is the result of selling the remaining marketable securities on hand from 2001. Interest expense increased mildly from $14,291 in 2001 to $16,278 in 2002 or 14%. The increase in interest expense is primarily the result of the additional short term financing obtained from a related party during 2002.

We had a working capital deficit of $1,016,803 as of December 31, 2002 as compared to a working capital surplus of $882,272 as of December 31, 2001. This decline in working capital deficit is due to our continuing losses from operations.

FUTURE OUTLOOK
--------------

We are continuing to negotiate with our creditors as well as negotiating the settlement of litigation, particularly with sara lee products. Based on our settlement with Sara Lee Products, we believe that we will enter into a licensing agreement with Sara Lee within the next thirty days for the use of the Championlyte name. We are restructuring our corporate structure, moving Championlyte into a beverage subsidiary. We have also reformulated the Championlyte product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. On July 30, 2003, we re-launched the new version with additional flavors. All of these changes will require additional financing for us and there can be no assurances that we will obtain any of the additional financing needed to accomplish our plans. If we are unable to secure additional financing to complete our restructuring and implement our plans, we may be forced to cease operations.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the united states of america. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our Note 3 to our consolidated financial statements.

Equity Issuances for Services

We account for all transactions under which employees, officers and directors receive shares of stock in accordance with the provisions of Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock -Based Compensation", we adopted the pro-forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for those options issued to non-employees for other services. Issuances of stock to employees are valued at the fair market value at the time of issuance or earned by the agreement and then expensed over the respective term of such agreement.

We account for non-employee equity transactions in accordance with SFAS No. 123 and EITF 96-18. The valuing of such equity considers the fair value of the stock at issuance or contract date, the volatility of the stock, risk free rates of return, the term for which services are to be rendered and the date upon earning such equity. We may utilize the Black Scholes formula to arrive at the intrinsic value of certain equity rights issued for services for non-employee issuances.


Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to us not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

Independent Auditors' Report...........................................F-2

Consolidated Balance Sheet.............................................F-3

Consolidated Statement of Operations...................................F-4

Consolidated Statement of Stockholders' Deficiency.....................F-5

Consolidated Statement of Cash Flows...................................F-6

Notes to Consolidated Financial Statements......................F-7 - F-20

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

                                          /S/ Radin Glass & Co., LLP
                                              Radin Glass & Co., LLP
                                              Certified Public Accountants

New York, New York
March 20, 2003

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                      $71
       PREPAID EXPENSES                                                            10,825
                                                                               ----------
                                     TOTAL CURRENT ASSETS                          10,896
PROPERTY AND EQUIPMENT, NET                                                        27,284
                                                                               ----------
                                                                                  $38,180
                                                                               ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                                                          $610,969
       NET LIABILITIES OF DISCONTINUED OPERATIONS                                 116,730
       NOTES PAYABLE - RELATED PARTY                                              140,000
       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                             160,000
                                                                               ----------
                                     TOTAL CURRENT LIABILITIES                  1,027,699
                                                                               ----------

SERIES II REDEEMABLE CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 - AUTHORIZED
       8,500 SHARES, 8,230 SHARES ISSUED AND OUTSTANDING (LIQUIDATION
       VALUE $8,230,000)                                                        8,229,727
COMMITMENTS AND CONTINGENCY                                                          --
STOCKHOLDERS' DEFICIENCY:
       SERIES I CONVERTIBLE PREFERRED STOCK,  PAR VALUE $1.00 - AUTHORIZED
            100,000 SHARES, 0 SHARES ISSUED AND OUTSTANDING                          --
       COMMON STOCK, PAR VALUE $.001 - AUTHORIZED 40,000,000 SHARES,
                                     ISSUED AND OUTSTANDING 7,559,399               7,560
       ADDITIONAL PAID-IN CAPITAL                                               4,979,550
       ACCUMULATED DEFICIT                                                    (14,206,355)
                                                                             ------------
                                     TOTAL STOCKHOLDERS' DEFICIENCY            (9,219,245)
                                                                             ------------
                                                                                  $38,180
                                                                             ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                     2002           2001
                                                 -----------    -----------
NET SALES                                           $266,336       $368,631
COST OF GOODS SOLD                                   165,909        360,754
                                                 -----------    -----------
GROSS PROFIT                                         100,427          7,877
SELLING, GENERAL AND ADMINISTRATIVE                1,956,991      4,153,599
                                                 -----------    -----------
LOSS FROM OPERATIONS                              (1,856,564)    (4,145,722)
OTHER INCOME (EXPENSE):
  INVESTMENT INCOME                                   11,732        234,405
  INTEREST EXPENSE                                   (16,728)       (14,291)
  GAIN ON SALES OF INVESTMENT                         10,860           --
   EXPENSES RELATING TO CONVERSION OF NOTES TO
   SERIES II PREFERRED STOCK                            --         (898,605)
                                                 -----------    -----------
OTHER EXPENSES, NET                                    5,863       (678,491)
                                                 -----------    -----------

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX EXPENSE                            (1,850,700)    (4,824,213)
INCOME TAX EXPENSE                                   --             --
                                              -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS            (1,850,700)    (4,824,213)
LOSS ON FROM DISCONTINUED OPERATIONS             (476,910)      (744,949)
                                              -----------    -----------
NET LOSS                                       (2,327,610)    (5,569,162)
SERIES II DEEMED PREFERRED DIVIDENDS              411,500        399,965
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $(2,739,110)   $(5,969,127)
                                              ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
LOSS FROM CONTINUING OPERATIONS AVAILABLE
TO SHAREHOLDERS                                    $(0.30)        $(0.81)
LOSS FROM DISCONTINUED OPERATIONS                   (0.06)         (0.12)
                                              -----------    -----------
                                                   $(0.36)        $(0.93)
                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED               7,528,861      6,427,168
                                              ===========    ===========
OTHER COMPREHENSIVE LOSS:
NET LOSS                                      $(2,327,610)   $(5,569,162)
UNREALIZED GAIN FROM MARKETABLE SECURITIES           --           12,681
                                              -----------    -----------
COMPREHENSIVE LOSS                            $(2,327,610)   $(5,556,481)
                                              ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                                      Series I
                                                                          Common Stock       Convertible Preferred Stock
                                                                  ------------------------   ---------------------------
                                                                    Shares        Amount       Shares         Amount
                                                                  ----------    ----------    ----------    ----------
Balance, December 31, 2000                                         6,376,399        $6,377         3,500        $3,500
Issuance of common stock for services                                 15,000            15          --            --
Issuance of options for services                                        --            --            --            --
Effect of change in fair value of available-for-sale securities         --            --            --            --
Repurchase of shares in settlement with consultant                   (95,000)          (95)         --            --
Exercise of stock options                                             50,000            50          --            --
Conversion of Series I Preferred Stock                             1,155,000         1,155        (3,500)       (3,500)
Net loss                                                                --            --            --            --
                                                                  ----------    ----------    ----------    ----------
December 31, 2001                                                  7,501,399         7,502          --            --
Issuance of options for services
Amortization of deferred compensation                                   --
Effect of change in fair value of available-for-sale securities         --
Exercise of options                                                   58,000            58
Net loss
                                                                  ----------    ----------    ----------    ----------
December 31, 2002                                                  7,559,399        $7,560         $--           $--
                                                                  ==========    ==========    ==========    ==========


                                                                         Additional                                 Unrealized
                                                                          Paid-in             Deferred           Gain on Certain
                                                                          Capital           Compensation           Investments
                                                                      -----------------  --------------------  ---------------------
Balance, December 31, 2000                                                  $4,590,150              $(82,891)               $60,992
Issuance of common stock for services                                           23,260                     -                      -
Issuance of options for services                                               330,258                (8,711)                     -
Effect of change in fair value of available-for-sale securities                      -                     -                (48,311)
Repurchase of shares in settlement with consultant                             (24,905)                    -                      -
Exercise of stock options                                                        4,950                     -                      -
Conversion of Series I Preferred Stock                                           2,345                     -                      -
Net loss                                                                             -                     -                      -
                                                                       ---------------  --------------------  ---------------------
December 31, 2001                                                            4,926,058               (91,602)                12,681
Issuance of options for services                                                50,000               (33,333)
Amortization of deferred compensation                                                -               124,935
Effect of change in fair value of available-for-sale securities                                                             (12,681)
Exercise of options                                                              3,492
Net loss
                                                                       ---------------  --------------------  ---------------------
December 31, 2002                                                           $4,979,550                    $-                     $-
                                                                       ===============  ====================  =====================

                                                                                     Total
                                                                   Accumulated    Stockholders'
                                                                     Deficit       Deficiency
                                                                  ------------    ------------
Balance, December 31, 2000                                         $(6,309,583)    $(1,731,455)
Issuance of common stock for services                                     --            23,275
Issuance of options for services                                          --           321,547
Effect of change in fair value of available-for-sale securities           --           (48,311)
Repurchase of shares in settlement with consultant                        --           (25,000)
Exercise of stock options                                                 --             5,000
Conversion of Series I Preferred Stock                                    --              --
Net loss                                                            (5,569,162)     (5,569,162)
                                                                  ------------    ------------
December 31, 2001                                                  (11,878,745)     (7,024,106)
Issuance of options for services                                                        16,667
Amortization of deferred compensation                                                  124,935
Effect of change in fair value of available-for-sale securities                        (12,681)
Exercise of options                                                                      3,550
Net loss                                                            (2,327,610)     (2,327,610)
                                                                  ------------    ------------
December 31, 2002                                                 $(14,206,355)    $(9,219,245)
                                                                  ============    ============

                See notes to consolidated financial statements.

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                          2002           2001
                                                                      -----------    -----------
Cash flows from operating activities:
 Net loss                                                             $(2,327,610)   $(5,569,162)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Net loss from discontinued operations                                  476,910        744,949
   Depreciation and amortization                                           23,712        343,424
   Write down or loss on disposal of equipment                            128,814           --
   Common stock and options issued for services                            53,550        344,822
   Amortization of debt discount                                             --          635,442
 Changes in current assets and liabilities:
  Accounts receivable                                                      33,766        (20,750)
  Other receivable                                                        100,000           --
  Inventory                                                                  --           74,391
  Advances                                                                  2,115         (2,115)
  Prepaid expenses                                                         41,567          5,942
  Deposits                                                                 11,246           --
  Accounts payable                                                        445,769        151,712
  Accrued expenses and other current liabilities                           60,030       (119,195)
                                                                      -----------    -----------
Net cash used in operating activities of continuing operations           (950,132)    (3,410,540)
                                                                      -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities                             990,279      2,809,415
  Capital expenditures                                                       --          (85,042)
                                                                      -----------    -----------
Net cash used in investing activities of continuing operations            990,279      2,724,373
                                                                      -----------    -----------
Cash flows from financing activities:
  Exercise of stock options                                                  --            5,000
  Repurchase of shares for settlement of consulting agreement                --          (25,000)
  Proceeds from loans and notes payable                                   140,000           --
  Principal payments on notes payable                                        --           (3,066)
                                                                      -----------    -----------
Net cash used in financing activities of continuing operations            140,000        (23,066)
                                                                      -----------    -----------
Net cash used in discontinued operations                                 (209,534)      (717,993)
                                                                      -----------    -----------
Net decrease in cash                                                      (29,387)    (1,427,226)
Cash, beginning of year                                                    29,458      1,456,684
                                                                      -----------    -----------
Cash, end of period                                                   $        71    $    29,458
                                                                      ===========    ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year:
 Interest expense                                                     $        --    $        --
                                                                      ===========    ===========
 Income taxes                                                         $        --    $        --
                                                                      ===========    ===========
Noncash investing and financing activities:
 Conversion of note payable to Series II preferred stock              $              $ 8,229,727
                                                                      ===========    ===========
 Issuance of warrants in conjunction with convertible notes payable   $        --    $ 1,357,922
                                                                      ===========    ===========

                 See notes to consolidated financial statements

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

n. Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2002 and 2001 amounted to $290,647 and $2,292,688, respectively.

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

s.       Recent accounting pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

3.       RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS

         We made certain adjustments and reclassifications to financial statements as follows:

         a. "Loss on impairment of inventory" for the year ended December 31, 2001 of $139,575, previously reported as a separate component of "Other income and expenses" has been reclassed to be a component of "Cost of Goods Sold."

         b. "Loss on sale of assets" for the year ended December 31, 2002 of $2,229, previously reported as a separate component of "Other income and expenses" has been reclassed to be included as a component of "Selling, General and Administrative expenses."

         c. "Repurchase of shares for settlement of consulting agreement" for the year ended December 31, 2001 of $25,000, previously reported as a component of investing activity in the statement of cash flows was reclassed to be a component of financing activity.

         d. Additonal footnote disclosure was added to Note 4, "Discontinued Operations."

4.       DISCONTINUED OPERATIONS

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

         Additional financial data on the discontinued operations is as follows;

         -------------------------------------------------------------------
                                                     Year ended December 31,
         -------------------------------------------------------------------
                                                      2002           2001
         -------------------------------------------------------------------
         Net Sales from discontinued operations $    685,554   $    876,476
         -------------------------------------------------------------------
         Loss from operations of discontinued
         operations  before income taxes            (355,167)      (744,949)
         -------------------------------------------------------------------
         Loss  on  disposal  of  discontinued
         operations  before income taxes        $   (121,733)  $         --
         -------------------------------------------------------------------

         The loss on disposal of discontinued operations is predominately comprised of the remaining recorded value of the licensing agreement for the right to use the "Sweet `N Low" Trademark utilized for marketing the sugar-free, fat-free, cholesterol-free, chocolate, vanilla and strawberry flavored syrup products.

5.       RELATED PARTY TRANSACTIONS

         As of December 31, 2002 the Company had $160,000 of payables to a relative of a former-officer of the Company. During 2002, the Company entered into three short-term loans with this individual. Such notes were due thirty days from the date of issuance of July and September 2002, respectively, and bear interest at 10% for the first month and at the highest legal rate thereafter. As of December 31, 2002 no principal amounts on these notes have been repaid.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                         December 31,
                                                                 ----------------------------
                                              Useful Life           2002             2001
                                            -----------------    -----------     ------------
          Office Furniture and Equipment        5 Years                  --           80,280
          Coolers                               5 Years              34,199           34,199
          Leasehold Improvements                5 Years                  --           25,873
          Website                               3 Years              11,017               --
          Vehicles                              5 Years                  --          116,676
                                                                 -----------     ------------
                                                                     45,216          319,528
          Accumulated Depreciation                                  (17,932)        (139,718)
                                                                 -----------     ------------
                                                                 $   27,284      $   179,810
                                                                 ===========     ============

         Depreciation expense was $10,512 and $49,602 for the years ended December 31, 2002 and 2001, respectively.

7.       NOTE PAYABLE

         In May 2000, the Company entered into a note payable of $17,184, the proceeds for which were used to acquire a vehicle. Such borrowings are secured by the vehicle and bears interest at 9% per annum, payable in sixty monthly installments. The vehicle was returned in the fourth quarter of 2002 for satisfaction of the note payable.

8.       CONVERTIBLE NOTE PAYABLE

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

9.       STOCKHOLDERS' DEFICIENCY

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

10.      CONVERTIBLE PREFERRED STOCK

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

         Seires II:

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

         The adjusted conversion price would be the lower of $1.70 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have the right of mandatory redemption ten years from the date of issuance

11.      STOCK OPTION PLAN

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

         The following tables summarize the Company's fixed stock options activity at December 31, 2001:

         Employee and Director's Stock Options:

                                                            Weighted Average
                                             Shares          Exercise Price
                                            --------         --------------
         Outstanding at December 31, 2000    200,000             1.00
             Granted                         100,000              .86
             Exercised                          --               --
             Expired or Cancelled            (50,000)             .50
                                            --------            -----
         Outstanding at December 31, 2001    250,000            $1.04
             Granted
             Exercised                          --               --
             Expired or Cancelled
                                            --------            -----
         Outstanding at December 31, 2002    250,000            $1.04
                                            ========            =====

         Non-employee stock options:
                                                            Weighted Average
                                             Shares          Exercise Price
                                            --------         --------------
         Outstanding at December 31, 2000    196,000              .71
             Granted                         338,810             1.06
             Exercised                       (50,000)             .10
             Expired or Cancelled            (10,000)            2.27
                                            --------            -----
         Outstanding at December 31, 2001    474,810            $ .99
             Granted                         100,000              .10
             Exercised                       (58,000)             .06
             Expired or Cancelled             (5,000)            1.00
                                            --------            -----
         Outstanding at December 31, 2002    511,810            $ .98
                                            ========            =====

         Information, at date of issuance, regarding stock option grants during the two years ended December 31, 2002 and 2001:

                                                                Weighted-Average   Weighted-Average
                                                    Shares       Exercise Price      Fair Value
                                                    -------      --------------      ----------
         Year ended December 31, 2001:
         Exercise price exceeds market price        200,000           $ .98            $ .93
         Exercise price equals market price          50,000           $1.22            $1.22
         Exercise price is less than market price   138,810           $ .45            $1.03

         Year ended December 31, 2002:
         Exercise price exceeds market price           --              --               --
         Exercise price equals market price            --              --               --
         Exercise price is less than market price   100,000           $ .10            $ .50

         The  following  table  summarizes   information   about  stock  options
         outstanding and exercisable at December 31, 2002:

                                                             Outstanding and exercisable
                                       ------------------------------------------------------------------------
                                                             Weighted-          Weighted
                                                              Average           Average
                                           Number            Remaining          Exercise            Number
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

12.      INCOME TAXES

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

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes is as follows:

                                                             December 31,
                                                    --------------------------
                                                        2002           2001
                                                    -----------    -----------
         Taxes benefit computed at statutory rate   $  (792,000)   $(1,488,000)
         Losses for which no tax benefit realized       792,000      1,488,000
                                                    -----------    -----------
         Net income tax benefit                     $        --    $        --
                                                    ===========    ===========

         The Company has a net operating loss carryforward for tax purposes totaling approximately $10,300,000 at December 31, 2002 expiring through the year 2021.

         Listed below are the tax effects of the items related to the Company's net tax asset:

                                                         December 31, 2002
                                                         -----------------
         Tax benefit of net operating loss carryforward      $  3,515,000
         Valuation Allowance                                   (3,515,000)
                                                         -----------------
         Net deferred tax asset recorded                     $         --
                                                         =================

13.      COMMITMENTS AND CONTINGENCY

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

14.      SUBSEQUENT EVENTS - (UNAUDITED)

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

         In January 2003, the Company entered into a funding arrangement for $250,000. The funding arrangement is from a related entity by management similar to the financial advisory firm and the holders of the Series II Convertible Preferred stock. This $250,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note "Note". This Note is convertible in part or whole at the option of the holder at 70% of the average of the lowest of three day trading prices during the five trading days prior to the conversion. Within thirty days of the full funding of this Note the Company shall file a registration statement to register 250% of the then shares to be issued as if the Note was converted. The failure by the Company to obtain such an effective registration within ninety days from the date of its initial filing, the Company shall pay a penalty equal to 2% of the outstanding principal and accrued interest. The beneficial conversion feature attributed to this financing arrangement will be calculated and expensed ratably over twenty-four months upon receipt of financing under this Note.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Radin Glass & Co., LLP independent certified public accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On June 25, 2003, Radin Glass & Co., LLP was dismissed as our independent auditor and we appointed Massella Roumbos LLP as our new independent auditor.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Our directors and officers, as of September 22, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors.

NAME                 AGE       DIRECTOR/POSITION

David Goldberg        41       President, Principal Financial Officer,
                               Principal Accounting Officer and Chairman
                               of the Board of Directors
Marshall Kanner       48       Former Interim Chief Operating Officer and
                               Director
Thad Kaplan           36       Director
Steven Field          57       Director
Donna Bimbo           44       President, Championlyte
                               Beverages, Inc., our
                               Subsidiary

The following is a biographical summary of our directors and officers:

DAVID GOLDBERG was appointed to our Board of Directors on February 11, 2003 and was appointed as our President on April 14, 2003. He was recently appointed our Principal Financial Officer and Principal Accounting Officer. He devotes his full time to Championlyte. Mr. Goldberg has fifteen years of sales and marketing experience in the real estate and property management industry. From November 1999 to present, Mr. Goldberg has been the Vice President of marketing, sales and distribution for All Star Packaging, a packaging company in the poultry and egg industry. From May 1996 to May 2000, Mr. Goldberg was property manager and leasing agent of Camco Inc. In such capacity, he managed and directed all operations of Camco Inc.'s one million square foot retail industrial portfolio. He also oversaw management of various residential communities and ran the company's daily operations. From August 1995 to May 2000, he was the principal owner of Gold's Gym Fitness & Health Center in Middletown, New York. Mr. Goldberg holds a Bachelor of Science degree in Business Administration from the State University of Delhi, New York.

MARSHALL KANNER was elected as our Interim Chief Operating Officer, Director and Chairman of our Board of Directors on January 7, 2003. He resigned as Interim Chief Operating Officer and Chairman on April 14, 2003 but remains one of our directors. Mr. Kanner's career of over 20 years covers corporate development, corporate finance, mergers & acquisitions, strategic planning, strategic alliances, corporate restructuring, management consulting, venture financing, and forming entrepreneurial ventures in numerous industries. He possesses executive leadership skills and experience in operations, finance, due diligence, corporate strategic planning, sales, marketing, branding, fulfillment, business development and logistics. His experience includes construction, apparel, transportation, financial consulting, insurance, real estate brokerage, logistics and technology and Internet development. Mr. Kanner served as Chief Operating Officer and Vice President of Business Development for MyCity Holdings, Corp., an internet technology development and infrastructure company from January 1997 until March 2002. From April 2002 until the present, he currently serves as a principal and Managing Director of BK Generalli, LLC, a financial consulting company based in Miami, Florida. Mr. Kanner earned his Bachelor of Science Degree in Economics from the University of Florida in 1977.

THAD KAPLAN was appointed to our Board of Directors on January 7, 2003. Mr. Kaplan is currently an independent food & beverage industry consultant. From 1997 to 2002, Mr. Kaplan was the owner of BS Holdings, Inc., a food and beverage industry holding company. BS Holdings acquired a food service business in 1997 that was primarily in the wholesale baking business. He sold the business during the second quarter of 2002. Prior to owning BS Holdings, Mr. Kaplan was the purchaser and manager for an independent supermarket chain in Middletown, New York. Mr. Kaplan's responsibilities included purchasing decisions, management of employees, marketing and profit and loss responsibility. Mr. Kaplan holds an Associates degree from Sullivan County Community College, New York with studies in Food Service, Restaurant Management and the Culinary Arts.

STEVEN FIELD was appointed to our Board of Directors on February 11, 2003. Mr. Field has varied manufacturing and management experience. He has experience in "turn around" situations, increasing profitability and bringing profitability to a company. He is experienced in reorganization situations. Mr. Field's last position from June 2000 until September 2001 was with Security Plastics, a 43 year-old company seeking bankruptcy protection under Chapter 11. Security Plastics was in the plastic injection molding business. It filed for bankruptcy in September 2001. Mr. Field was engaged as the Acting Chief Operating Officer and Assistant to the President, assisting in the design and guiding the company through a reorganization. In addition, Mr. Field served as a member of The Triarc Group's advisory committee during 1998 only. The Triarc Group is based In Westchester, New York. Mr. Field consulted and directed management of Triarc in various manufacturing operations within their bottling and distribution of Royal Crown Cola, Snapple Drinks, and smaller bottling operations.

Since Mr. Field left Serta Mattress Co., he has been semi-retired, excluding his positions set forth above. From 1993 to 1998 he was employed by Serta Mattress Co. as the Director, Vice President of Manufacturing. His position with Serta was to consolidate the operations from 25 manufacturing locations to 17, while increasing productivity and bringing outsourced products in-house. He was involved in the packaging and sale of the company to a Triarc Group subsidiary. He has sales and marketing experience and uses his accounting background to assist in analysis of financial information and decision-making processes. Mr. Field has a Bachelor of science degree in accounting and has taken many graduate level courses in manufacturing, management and processes as well as various seminars.

Donna Bimbo was appointed as president of our subsidiary, Championlyte Beverage, Inc., on April 16, 2003. She devotes her full time to Championlyte Beverage, Inc. Prior to her employment with us, she had been the Director of International Business for Snapple Beverage Group in White Plains, New York (owned by the triarc companies) from january 1992 until february 2003. In such capacity, she has been responsible for the development of new business as well as the maintenance of the established business base. She assisted in the creation of policies and procedures for snapple's worldwide operations and was involved in all legal aspects of the worldwide business such as trademarks and negotiation of contracts. She was the sole Triarc Companies representative on the acquisition team for the purchase of Snapple and assisted in the establishment of new business in 26 countries.

Prior to working in such position, she was the Senior Manager of International Business at Snapple Beverage Corporation in East Meadow, New York since December 1992. Her responsibilities included the management of all activities including all rate negotiations, overseeing all phases of import/export business, FDA regulations and business terms and tariffs.

She received a Bachelor of Arts degree from Kean College of New Jersey in 1980 and attended the International Business Courses held at the World Trade Institute in New York from 1984 to 1986. Ms. Bimbo was the guest speaker at the BWN Summit on Globalization in Washington, DC in 2002. She spoke at Temple University in June 2003 on Global Trends and Opportunities.

The Directors named above will serve until the next annual meeting of our shareholders in the year 2003. Directors will be elected for one year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

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

                           SUMMARY COMPENSATION TABLE


                                                        LONG-TERM COMPENSATION
                                                        ----------------------
                             ANNUAL COMPENSATION         RESTRICTED
SECURITIES
NAME AND PRINCIPAL                                       STOCK
UNDERLYING

POSITION                 YEAR      SALARY ($)   BONUS    AWARDS       OPTIONS
--------                 ----      ----------   -----    ------       -------
Mark Streisfeld,          1999    $125,000     -1,500-     -0-          -0-
Former President          2000    $133,334     -0-         -0-         50,000
And Director              2001    $175,000     -1,500-     -0-         20,000
                          2002    $175,000     -0-         -0-          -0-

Marshall Kanner           2003    $-0-         -0-          25,000      -0-
Interim Chief Operating
Officer and Director

Effective June 1, 2003, we entered into a two year employment agreement with our President, Principal Financial Officer and Principal Accounting Officer, David Goldberg. Pursuant to such agreement, Mr. Goldberg is to receive the following consideration for his services:

  (i)   $3,500 per month of our common stock in the first year;

  (ii)  $4,000 per month of our common stock in the second year;

  (iii) Within thirty days of execution of this agreement, Mr Goldberg will receive 100,000 warrants to purchase our common stock with a term of two years at a price equal to $.25 per share;

  (iv) If Mr. Goldberg is employed with us for 180 days from the effective date of the Agreement, he shall receive warrants to purchase an additional 100,000 shares of our common stock and each 90 day period thereafter, he will receive additional warrants to purchase 100,000 shares of our common stock at an exercise price of 100% of our closing stock price as of such date. The term of each of these warrants is two years.

  (v) Mr. Goldberg will also receive a personal performance commission based on sales made as a direct result of his own efforts, equal to 1% of our Gross Sales, payable on a quarterly basis.

      Effective March 15, 2003, our wholly owned subsidiary, Championlyte Beverages, Inc. entered into a two year employment agreement with Ms. Bimbo. The employment agreement provides for the following compensation:

      (i) annual base salary of: $96,000 pro-rated for the period March 15, 2003-June 14, 2003;

      (ii) annual base salary of: $108,000 pro-rated for the period June 14, 2003-September 14, 2003;

      (iii) annual base salary of: $120,000 pro- rated for the period September 15, 2003- March 14, 2005;

      if the employment agreement is renewed on or before March 14, 2005, the base salary shall be no less than $132,000 per annum.

      Pursuant to the employment agreement, Ms. Bimbo shall be entitled to the following bonuses:

      (i) Warrant bonus: 50,000 warrants to purchase our common stock for a term of 2 years at a price equal to $.10 Per share. If Ms. Bimbo is employed for 90 days from execution of the agreement, which she has been, she is entitled to 100,000 additional shares of our stock at an exercise price equal to 100% of our closing stock price on the date of issuance. The warrants have a 2 year term and piggyback registration rights.

      (Ii) Stock bonus: (a) annual bonus equal to 3% of Championlyte Beverages annual net pre-tax profits as reported on its annual report. The initial bonus is payable on march 31, 2004; (b) personal performance commission based on sales made as a direct result of Ms. Bimbo's efforts, equal to 1% of gross sales, payable on a quarterly basis;
            (c) override commission of sales personnel reporting to Ms. Bimbo equal to 1/2% of gross sales, payable on a quarterly basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 22, 2003, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name and Address of              Amount and Nature of   Percent of
Beneficial Owner                 Beneficial Ownership   Outstanding Shares(1)
                                 ---------------------  ---------------------
Thad Kaplan                               25,000                  *
David Goldberg                           160,000                  *
Steven Field                              25,000                  *
Marshall Kanner                          845,000               2.93%
Donna Bimbo                                    0                  *
Stedman Walker, Ltd. (2)               2,000,000               6.94%
Beverage Acquisitions Ltd.(3)          1,500,000               5.20%
Championlyte Asset Acquisition Corp    1,500,000               5.20%
Alan Posner                            1,690,291               5.86%
Mark Streisfeld                        1,840,000               6.38%
All Executive Officers and Directors   1,055,000               3.66%
as a Group (4 Persons)
* - Less Than One Percent

(1) Based on 28,824,749 shares issued and outstanding as of September 22, 2003.

(2) Little Cobbler Corp. Doing business as Stedman Walker, Ltd. Raymond Bloom is a representative of Stedman Walker, Ltd. and has investment control of Stedman Walker, Ltd.

(3) James Dale Davidson is a representative of Beverage Acquisitions Ltd. and has investment control of Beverage Acquisitions Ltd.

(4) Robert Press is a representative of Championlyte Asset Acquisition Corp.; however, investment control is shared by a number of its shareholders.

Series I Convertible Preferred Stock

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series I         Series I          Common Stock Into
                       Convertible      Convertible       Which Series I
                       Preferred Stock  Preferred Stock   Convertible Preferred

                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
--------------------- ---------------- ----------------   ----------------------

NONE

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of September 22, 2003


SERIES II CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series II        Series II         Common Stock Into
                       Convertible      Convertible       Which Series II
                       Preferred Stock  Preferred Stock   Convertible Preferred
                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
---------------------  ---------------- ----------------  ----------------------
Championlyte Asset         395               100%                 (3)
Acquisition Corp.(4)

(5% beneficial owner)

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of September 22, 2003

(3) Each series II Convertible Preferred Stock is convertible into common stock at the rate of one share of common stock for each $1.70 of the purchase price of the preferred stock plus the 5% cumulative dividend at the time of conversion into common stock.

(4) Robert Press is a representative of Championlyte Asset Acquisition Corp.; however investment control is shared by a number of its shareholders.

SERIES III CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series II        Series II         Common Stock Into
                       Convertible      Convertible       Which Series II
                       Preferred Stock  Preferred Stock   Convertible Preferred
                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
---------------------  ---------------- ----------------  ----------------------
None

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of September 22, 2003

SERIES IV CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series II        Series II         Common Stock Into
                       Convertible      Convertible       Which Series II
                       Preferred Stock  Preferred Stock   Convertible Preferred
                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
---------------------  ---------------- ----------------  ----------------------
Triple Crown Consulting,

Inc.(3)                   100,000           100%              100,000

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of September 22, 2003

(3) Benjamin Kaplan is the owner of Triple Crown Consulting, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We presently sublease approximately 800 square feet of office space located at 2999 ne 191st street, Penthouse 2, North Miami Beach, Florida on a month to month basis for $1,750 per month. We sublease our office space from Knightsbridge Holdings LLC (a financial advisory firm) that we have retained as a business consultant. Our space is part of a larger office space that is also subleased to an investment fund and political lobbyist.

As of December 31, 2002, we had $140,000 of payables to Elaine Streisfeld, the mother of one of our former officers, Mark Streisfeld. During 2002, we entered into three short-term loans with this individual. Such notes were due thirty days from the dates of issuance of July and September 2002, respectively. On March 27, 2003, we entered into an agreement to repay such indebtedness of $140,000 in four equal installments with $35,000 of common stock based on a 20% reduction to the then average closing price of the common stock for three trading days prior to the issuance date of such common stock for the quarter. We may at our option repay such indebtedness on a quarterly basis with cash for a 20% premium to the face value of such quarterly payment due.

In January 2003, we retained a financial advisory firm, Knightsbridge Holdings, LLC as a business consultant to assist in a variety of areas relating to our financial, strategic and related development growth. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. The terms of the agreement, as amended in April 2003, are as follows: a monthly payment of $7,500 per month as of April 1, 2003; a monthly retainer of $10,000 per month as of September 1, 2003.The financial advisory firm may, at its discretion, accept shares of discounted registered stock in lieu of cash. We shall issue a warrant to purchase 2.99% or 526,400 shares of our common stock at 80% of the closing bid price on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to us and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by us. The sliding scale compensation is as follows: Equity Financing: (i) up to $250,000: $10,000 minimum fee; (ii) $250,001-500,000: $20,000 fee; (iii)$500,001
- $5,000,000: 8% of consideration; and (iv) $5,000,000 plus: $400,000 plus 1.5%
of consideration in excess of $5,000,000. Debt Financing: (i) up to $250,000:
$20,000 fee; (ii) $250,001-500,000: $30,000 fee; (iii)$500,001 - $5,000,000: 6%
of consideration; and (iii) $5,000,000 plus: $300,000 plus 3% of consideration in excess of $5,000,000. For any securities issued by or to us, 5% consideration in kind. For any merger or acquisition transaction, the compensation is as follows: (i) up to $500,000: $30,000 minimum fee; (ii) $500,001 - $5,000,000: 5%
of consideration; and (iii) $5,000,000 plus: $250,000 plus 3% of consideration in excess of $5,000,000.

In January 2003, we originated a promissory note with the Advantage Fund I, LLC, that has common management with Knightsbridge Holdings, LLC. The note was amended in July 2003 extending the maturity date to December 31, 2004.

In April 2003, our Board of Directors passed a resolution to compensate our directors and officers an amount equal to $7,500 converted into shares of our common stock on a monthly basis.

In April 2003, we entered into a $1,000,000 Common Stock Purchase Agreement with an investment fund, the Advantage Fund I, LLC, that has common management with the financial advisory firm, Knightsbridge Holdings, LLC, ("the Purchaser"). The sale is for an aggregate installment payment purchase price of $1,000,000. There is no requirement of the Purchaser to purchase a minimum amount of shares. The purchase price of the common stock is to be calculated based upon the closing price of the common stock on the date that it is placed in escrow. The Purchaser intends on purchasing this common stock in 40 equal installments of $25,000 each. There is no time frame as to when the $25,000 installment payments have to be made. In addition to the purchased stock, we shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $25,000 installment. Upon resale of such common shares purchased if the Purchaser does not yield a 30% return on the investment then the Purchaser shall be entitled to utilize the excess escrowed shares to yield the 30% return on the investment by the Purchaser. All escrowed shares not utilized to generate the 30% return shall be returned to our treasury.

On April 4, 2003, Marshall Kanner resigned as our Chairman of our Board of Directors and Interim Chief Operating Officer and accepted the position of non-executive Vice Chairman and member of our Board of Directors. We authorized the issuance of 820,000 shares of our common stock in recognition of his past service and future services. Accordingly, we accrued salary compensation of $32,200 using the stock market value of $.07 per share. Part of the issuance of the 820,000 shares included the issuance of 360,000 shares of our common stock to Mr. Kanner for future services. These shares shall vest on a pro-rata basis in 30,000 share increments each month beginning with April 2003 through March 2004.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits: None

(a)  Reports on Form 8-K.


A Form 8-K was filed with the SEC on June 28, 2002 based on Item 5, Other
Events.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                         CHAMPIONLYTE HOLDINGS, INC.

                        By: /s/ David Goldberg

                        -----------------------------------
                                DAVID GOLDBERG
                                President, Principal Financial Officer,
                                Principal Accounting Officer and Chairman of the Board of Directors

         Dated: September 29, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                         TITLE                            DATE
                                      -----                            ----

         /s/ David Goldberg                              September 29, 2003
         ---------------------------  President, Principal Financial Officer,
                                      Principal Accounting Officer and Chairman
                                      of the Board of Directors
             DAVID GOLDBERG


         /s/ Steven Field              Director           September 29, 2003
         ---------------------------
             STEVEN FIELD


         /s/ Thad Kaplan               Director           September 29, 2003

         ---------------------------
             THAD KAPLAN


         /s/  Marshall Kanner            Director        September 29, 2003
         ---------------------------
             MARSHALL KANNER

                                CERTIFICATION OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, David Goldberg certify that:

         1. I have reviewed this annual report Amendment No. 1 to Form 10-KSB of Championlyte Holdings, Inc.

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


         Dated:     September 29, 2003

                             /s/ David Goldberg
                             --------------------------------------
                             Principal Executive Officer and
                             Principal Financial Officer

    CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

              In connection with the accompanying annual report on Amendment No. 1 to Form 10-KSB of Championlyte Holdings, Inc. for the period ended December 31, 2002, David Goldberg, Principal Executive Officer and Principal Financial Officer of Championlyte Holdings, Inc. hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such amended Annual Report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Amendment No. 1 to Form 10-KSB for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Championlyte Holdings, Inc.

          A signed original of this writeen statement required by Section 906 has been provided to Championlyte Holdings, Inc. and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.


              CHAMPIONLYTE  HOLDINGS,  INC.

         Dated:  September 29,  2003

         By: David Goldberg
         -------------------------------------
         Principal  Executive Officer and
         Principal  Financial  Officer