Form 10QSB/A
period 2003-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2003-10-03
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO.1 TO FORM 10-QSB

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


          2999 NE 191ST, PENTHOUSE 3, NORTH MIAMI BEACH, FLORIDA 33180
                    (Address of Principal Executive Offices)

                                  (866)438-5983
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 22, 2003: 28,824,749 shares of common stock outstanding, $0.001 par value.

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

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
                                                                  ============
See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Three Months Ended March 31,
                                                                         ---------------------------------
                                                                             2003                 2002
                                                                         -----------           -----------
                                                                         (Unaudited)           (Unaudited)
Net sales                                                                $      --             $    46,018

Cost of goods sold                                                              --                  11,169
                                                                         -----------           -----------

Gross profit                                                                    --                  34,849

Selling, general and administrative                                          281,291               613,513
                                                                         -----------           -----------

Loss from operations                                                        (281,291)             (578,664)

Other income (expense):

  Interest expense                                                          (114,261)                 --
  Gain on forgiveness of trade payable                                       158,998
                                                                         -----------           -----------

Net (loss) from continuing operations before income tax expense             (236,554)             (578,664)
Income tax expense
                                                                         -----------           -----------
Net (loss) from continuing operations                                       (236,554)             (578,664)
Gain (Loss) from discontinued operations                                      57,420              (194,102)
                                                                         -----------           -----------
Net (loss)                                                                  (179,134)             (772,766)
Series II deemed preferred dividends                                          92,247               102,872
                                                                         -----------           -----------
Net (loss) available to common shareholders                              $  (271,381)          $  (875,638)
                                                                         ===========           ===========

Basic and Diluted Earnings (Loss) Per share
(Loss) from contiuing operations available to shareholders                  $(0.04)$                 (0.09)
Income (Loss) from discontinued operations                                      0.01                 (0.03)
                                                                         -----------           -----------
                                                                         $     (0.03)          $     (0.12)
                                                                         ===========           ===========

Weighted average number of common shares
  outstanding - basic and diluted                                          8,240,649             7,501,399
                                                                         ===========           ===========

Other comprehensive loss:
Net Loss                                                                 $  (271,381)          $  (875,638)
Unrealized gain from marketable securities                                                           1,840
                                                                         -----------           -----------
Comprehensive loss                                                       $  (271,381)          $  (873,798)


                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Three Months Ended March 31,
                                                                   -----------------------------
                                                                       2003             2002
                                                                   -----------       -----------
                                                                   (Unaudited)       (Unaudited)

Cash flows from operating activities:
  Net loss                                                          $(179,134)        $(772,766)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     2,628            18,274
      Common stock and options issued for services and interest       223,526            54,857
  Changes in current assets and liabilities:
      Accounts Receivable                                                --              (1,007)
      Other Receivables                                                  --             100,000
      Inventory                                                          --               1,526
      Advances                                                           --                (268)
      Prepaid expenses                                                (44,393)           21,852
      Accounts payable                                               (109,583)           35,450
      Net liabilities of discontinued operations                      (59,310)             --
      Accrued expenses and other current liabilities                   12,894            (4,388)
  Changes in convertible prefered stock to common stock                   524
                                                                    ---------         ---------
Net cash used in operating activities                                (152,848)         (546,470)
                                                                    ---------         ---------

Cash flows from investing activities:
      Proceeds from sale of marketable securities                        --             624,597
                                                                    ---------         ---------

Net cash used in investing activities                                    --             624,597
                                                                    ---------         ---------

Cash flows from financing activities:
      Principal payments on notes payable                                --                (811)
      Proceeds from convertible note                                  153,823              --
                                                                    ---------         ---------

Net cash used in financing activities                                 153,823              (811)
                                                                    ---------         ---------

Net increase (decrease) in cash                                           975            77,316

Cash, beginning of year                                                    71            64,326
                                                                    ---------         ---------

Cash, end of period                                                 $   1,046         $ 141,642
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
                                                                    =========         =========



See notes to consolidated financial statements

CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS

The Company amended on March 18, 2003 its Articles of Incorporation to change its name from Championlyte Products, Inc. to Championlyte Holdings, Inc.

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

SUBSEQUENT EVENTS

Related party transactions

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also some of the holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. The terms of the agreement, as amended in April 2003, are as follows; a monthly payment of $10,000 per month, as amended, is due, the financial advisory firm may at its discretion accept shares of discounted registered stock in lieu of cash, the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price, as amended, on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We did not have any sales revenue for the three months ended March 31, 2003. In the comparable period of 2002, net sales revenue was $46,018. During the first quarter of 2003, We were in the process of restructuring, our management team, reformulating our product and creating a new marketing, as well as distribution system.

As part of the reorganization, during the first three months of 2003, we substantially reduced our selling, general and administrative costs. For the three months ended, March 31, 2003, these costs amounted to $281,291, as compared to $613,513 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations of $578,664 for the three months ended March 31, 2002 to a loss of $236,554 for the three months ended March 31, 2003.

The new management has been negotiating with our trade vendors. As a result of these efforts, we recognized a gain from forgiveness of trade payables of $158,998. A portion of this gain resulted from our issuing common stock at market value and at negotiated amounts. This same process also resulted in a gain from discontinued operations of $57,420 for the first quarter of 2003.

The net effect of reducing costs and renegotiating payables resulted in a loss available to common shareholders for the first three months ended March 31, 2003 of $271,381. This compares to the comparable period in 2002 of a loss of $875,638. Although our financial statements reflect an accounts payable of approximately $133,000 with Velda Farms, LLC, we dispute any monies owed to Velda Farms, LLC.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at March 31, 2003 was $1,046. All of our funding requirements were paid by use of the funding agreement established in January of 2003. The funding agreement is from an entity that is related to the financial advisory firm, Knightsbridge Holdings, LLC doing business as Knightsbridge Capital and Triple Crown Consulting, Inc., in that the investment fund Advantage Fund I, LLC, providing the funding agreement shares common management and some investors, with the financial advisory firm, and some of the officers and investors in Triple Crown Consulting, Inc. are investors in the investment fund and members of the financial advisory firm. Triple Crown Consulting, Inc.'s officers and management have no relationship to the officers or management of the financial advisory firm other than Triple Crown Consulting, Inc.'s officers having a minority membership interest in the financial advisory firm and the investment fund. Additionally, the investment fund providing the funding agreement is the same investment fund that has entered into the $1,000,000 financing agreement previously mentioned. The $250,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note. As of March 31, we had drawn against this funding agreement $153,823.

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





Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6. Exhibits and Reports of Form 8-K. On January 22, 2003, we filed a Form 8-K, for Item 1., Changes in Control of registrant. The Form 8-K reported a change in control of ownership, the resignation of our officers and directors and appointment of new officers and directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

                           CHAMPIONLYTE HOLDINGS, INC.





Date:  September 29, 2003            By:  /s/ David Goldberg
                                     --------------------------
                                     David Goldberg
                                     CEO, CFO and President

                                CERTIFICATION OF
          PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Goldberg certify that:

1. I have reviewed this quarterly report on Amendment No.1 to Form 10-QSB of Championlyte Holdings, Inc.

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

Dated: September 29, 2003





/s/ David Goldberg
-----------------------
David Goldberg
Principal Executive Officer
and Principal Financial
Officer