Form 10QSB/A
period 2003-06-30
CHAMPIONLYTE HOLDINGS INC
filed 2003-10-03
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         AMENDMENT NO. 1 TO FORM 10-QSB

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

       2999 NE 191st Street, Penthouse 2, North Miami Beach, Florida 33180
                    (Address of Principal Executive Offices)

                                 (866) 438-5983
                           (Issuer's telephone number)

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
                                                                                                 ------------

Commitments and contingencies

Stockholders' deficiency:
     Series I convertible preferred stock, par value $1.00 - authorized
          1,000,000 shares, 0 shares issued and outstanding                                              --
     Series III blank check preferred stock, par value $1.00 - authorized
         500,000 shares, 0 shares issued and outstanding                                                 --
     Series IV convertible preferred stock, par value $1.00 - authorized
        250,000 shares, 93,675 shares issued and outstanding (liquidation value $93,675)               93,675
     Common stock, par value $0.001 - authorized 200,000,000 shares,
       24,570,420 shares issued and outstanding                                                        24,570
     Additional paid-in capital                                                                    14,104,473
     Common stock due for services rendered                                                             8,000
     Deferred services                                                                               (642,971)
     Deferred compensation                                                                             (7,989)
     Accumulated deficit                                                                          (14,908,245)
                                                                                                 ------------
         Total stockholders' deficiency                                                            (1,328,487)
                                                                                                 ------------

         Total liabilities and stockholders' deficiency                                          $     91,014
                                                                                                 ============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                               CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                               (UNAUDITED)

                                        Three Months Ended June 30,          Six Months Ended June 30,
                                      ------------------------------      ------------------------------
                                          2003              2002              2003               2002
                                      ------------      ------------      ------------      ------------
Net sales                             $     17,956      $    192,135      $     17,956      $    238,153
Cost of sales                                8,185           132,037             8,185           143,206
                                      ------------      ------------      ------------      ------------
Gross profit                                 9,771            60,098             9,771            94,947
                                      ------------      ------------      ------------      ------------

Selling, general and
  administrative                           449,393           947,536           730,684         1,561,049
                                      ------------      ------------      ------------      ------------

Loss from continuing operations
  before other income (expense)           (439,622)         (887,438)         (720,913)       (1,466,102)

Other income (expense):
  Gain on forgiveness of
    trade payable                               --                --           158,998                --
  Interest and financing expense           (83,133)               --          (197,394)               --
                                      ------------      ------------      ------------      ------------
  Other income (expense) net               (83,133)               --           (38,396)               --
                                      ------------      ------------      ------------      ------------
  Net loss before
    discontinued operations               (522,755)         (887,438)         (759,309)       (1,466,102)
  Net gain (loss) from
     discontinued operations                    --          (120,347)           57,420          (314,449)
                                      ------------      ------------      ------------      ------------
Net loss available to common
  shareholders                        $   (522,755)     $ (1,007,785)     $   (701,889)     $ (1,780,551)
                                      ============      ============      ============      ============

Other comprehensive loss:
  Net loss                            $   (522,755)     $ (1,007,785)     $   (701,889)     $ (1,780,551)
  Unrealized loss from
     marketable securities                      --            (1,840)               --                --
                                      ------------      ------------      ------------      ------------

Comprehensive loss                    $   (522,755)     $ (1,009,625)     $   (701,889)     $ (1,780,551)
                                      ============      ============      ============      ============

Weighted average number of
common shares outstanding - basic       13,436,541         7,520,149        10,838,595         7,513,113
                                      ============      ============      ============      ============
Basic income (loss) per share:
  Loss from continuing
     operations available to
     shareholders                     $       (.04)     $       (.12)     $       (.07)     $       (.20)
  Income (loss) from
     discontinued operations                    --              (.01)              .01              (.04)
                                      ------------      ------------      ------------      ------------
                                      $       (.04)     $       (.13)     $       (.06)     $       (.24)
                                      ============      ============      ============      ============


                     See accompanying notes to consolidated
                        financial statements (unaudited)

                               CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                               (UNAUDITED)

                                                                                2003             2002
                                                                            -----------      -----------
Cash flows from operating activities:
  Net loss                                                                  $  (701,889)     $(1,780,551)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              27,532           32,929
      Operating expenses paid through convertible notes payable                 344,798               --
      Issuance of common stock, warrants and options for services
           and financing                                                        530,587          141,602
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                           (17,956)         (82,112)
      Decrease in other receivables                                                  --          100,000
      Decrease (increase) in inventory                                          (18,813)           6,656
      Increase in advances to employees                                              --             (268)
      Decrease in prepaid expenses                                                   --           35,395
      (Decrease) increase in accounts payable                                  (148,600)         489,031
      Decrease in net liabilities of discontinued operations                    (57,420)              --
      Increase in accrued expenses                                               42,944           79,639
                                                                            -----------      -----------

      Net cash provided by (used in) operating activities                         1,183         (977,679)
                                                                            -----------      -----------

Cash flows from investing activities:
     Sale of marketable securities                                                   --          977,598
                                                                            -----------      -----------

     Net cash provided by investing activities                                       --          977,598
                                                                            -----------      -----------

Cash flows from financing activities:
     Payments on notes payable                                                       --           (1,639)
     Proceeds from exercise of options                                               --              250
                                                                            -----------      -----------

        Net cash used in financing activities                                        --           (1,389)
                                                                            -----------      -----------

Net (decrease) increase in cash and cash equivalents                              1,183           (1,470)

Cash and cash equivalents, beginning of period                                       71           64,326
                                                                            -----------      -----------

Cash and cash equivalents, end of period                                    $     1,254      $    62,856
                                                                            ===========      ===========

Supplemental disclosure of non-cash information

     Cash paid during the year for:
           Interest                                                         $        --      $       527
                                                                            ===========      ===========
           Income taxes                                                     $        --      $        --
                                                                            ===========      ===========

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)





                                                               2003           2002
                                                               ----           ----
Schedule of non-cash investing and financing activities:

Conversion of redeemable convertible preferred stock        $7,834,727     $        --
                                                            ==========     ===========

Issuance of common stock for settlements of amounts due     $  130,324     $        --
                                                            ==========     ===========

Third party payments charged to balance sheet               $   30,339     $        --
                                                            ==========     ===========

Conversion of convertible notes payable to Series IV
   Preferred Stock                                          $   93,675     $        --
                                                            ==========     ===========

Issuance of common stock for services to be provided        $  760,948     $        --
                                                            ==========     ===========

Issuance of options for services to be provided             $    8,500     $        --
                                                            ==========     ===========

Issuance of common stock due to options exercised           $    3,334     $        --
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

         Championlyte   Holdings,   Inc.  (the  "Company")  markets  sugar-free,
         calorie-free, sports refresher beverages under the ChapionLyte brand name and, up to mid December 2002, the Company sold and marketed sugar-free, fat-free, cholesterol-free, flavored syrups through its subsidiary The Old Fashioned Syrup Company, Inc. ("Old Fashioned"). Both of these products are sold to retailers and food service customers throughout the United States. In December 2002, a 67% ownership of Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002. As a consequence of losing control of such business the Company recorded the Old Fashioned Syrup business as a discontinued business. In July 2003, the Company executed a Settlement Agreement, which is intended to return Old Fashioned to the Company (see Note 14).

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

         Certain amounts have been reclassified and restated in the prior year consolidated financial statements to present them on a basis consistent with the current year.

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

         Convertible notes at June 30, 2003, consist of two promissory notes to an individual and an investment fund. The notes were for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The holders of the notes have the right to convert the note, in whole or in part, at any time after the issuance of the notes. At June 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated $251,462. The Company has borrowed above their line limit to the investment fund by $1,462. The note was subsequently amended to extend the maturity date to December 31, 2004 and to account for additional borrowings (see Note 14).

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

         Operating leases
         ----------------

         The Company has canceled all operating leases as of December 31, 2002. The Company currently rents office space on a month-to-month basis at $1,750 per month. Total rent expense under this arrangement for the six months ended June 30, 2003 was $10,500.

         Lack of Insurance
         -----------------

         The Company has not maintained any workmen's compensation, disability, or directors' and officers' liability insurance as of June 30, 2003. Management plans to obtain coverage by the end of 2003. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

NOTE 10   -  STOCKHOLDERS' DEFICIENCY

         Convertible Preferred Stock
         ---------------------------

         The Company is authorized to issue 1,000,000 shares of preferred stock at $.001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. The Company has desingated 100,000 shares of convertible preferred stock as Series I. Each outstanding share of Series I
         Preferred Stock is convertible into 330 shares of common stock. In December 2001 Series I Preferred Stock was converted into 1,155,000 shares of the Company's common stock.

         On June 16, 2000, the Company amended its articles of incorporation to designate Series II Convertible Preferred Stock ("Series II"). The Series II preferred dividends entitle the holder to a preferred dividend based upon 5% per annum of the liquidation value. Initially the holder may convert each preferred share into the Company's common stock based upon a $1.70 conversion price. The conversion price may be adjusted one year from the date of issuance. Subsequent to the one year period, the holder may convert the preferred shares into common stock of the Company at a conversion price of the lower of $1.70 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares have the right of mandatory redemption ten years from the date of issuance.

         During the quarter ended June 30, 2003, the holders of the Series II preferred stock waived all preferred dividends due and in the future, and agreed to a fixed conversion price of $1.50 to convert to common stock.

         During the six months ended June 30, 2003, thirteen holders of Series II redeemable convertible preferred stock exercised their option and converted 7,835 shares of preferred stock into 5,221,486 shares of common stock pursuant to the preferred stock covenants.

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

         Marketing Agreement
         -------------------

         The Company entered into a Strategic Marketing Agreement "SMA" in January 2003 with BevSystems International, Inc.("BEVI"), another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares equal to $125,000 per month of its common stock to the Company. These shares shall be fully paid and non-assessable and shall bear no restrictive legend. BEVI shall register these shares prior to each issuance on Form S-8 or some other applicable registration form. The Company shall issue 50,000 shares of its restricted stock per month to BEVI under this agreement. These shares shall carry piggyback registration rights. The Company shall pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity shall be entitled to 50% of the profits derived from distributing the other firm's beverage product. The net economic effect of the revenues and expenses from this cross-selling arrangement shall be recorded as a cost or other revenue each month and each reporting period. In the month of February, 50,000 shares were issued at a value of eleven cents per share, resulting in an expense of $5,500 to the Company. On May 20, 2003, the Company and BEVI mutually agreed to terminate this agreement.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10   -  STOCKHOLDERS' DEFICIENCY (cont'd)

         Issuance of Stock for Services
         ------------------------------

         In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current series II preferred stockholdersin that some of the members of the financial advisory firm are also some of the holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, as amended in April 2003, are as follows; a monthly payment of $10,000 per month, as amended, is due, the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price, as amended, on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. The agreement also contains full rachet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $0.07 per share.

         In February 2003, the Company entered into an agreement with an individual who is an employee of a shareholder. The agreement is for a term of one year and as compensation, the Company has issued 125,000 shares of the Company's common stock, valued at $0.11 per share, in consideration for consulting services provided and to be provided.

         In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby fees may be due and payable to the business consulting firm for transactions consummated within the subsequent twelve months following the termination of the agreement. The Company has issued 400,000 shares of common stock in lieu of cash compensation. These 400,000 shares were issued at a market value of $0.11 per share, or $44,000. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company agreed to issue an additional 1,000,000 shares of the Company's common stock, of which 980,000 have been issued at June 30, 2003. The shares were valued at $0.09 per share, or $88,200.

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

         Issuance of Stock for Services (cont'd)
         ---------------------------------------

         In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $0.12 per share and which expire two years from the date of issuance. The Company has valued the warrants at $0.11 per share. The consultant is also entitled to additional warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $0.12 per share to be issued on the six month anniversary of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $0.23 per share, or $3,450.

         In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The term of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $0.23 per share, or $11,500, and an additional 50,000 shares will be issued upon the sixth month anniversary of the agreement.

         In April 2003, the Company entered into an agreement with a consultant for financial planning services. The term of the agreement is for a one-year period. As consideration for the consultant's services to be rendered the Company has issued 2,000,000 shares of the Company's common stock valued at $0.08 per share, or $160,000.

         In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $0.07 per share. This resulted in the Company expensing $17,500 related to this agreement for the quarter ended June 30, 2003.

         In April 2003, the Company entered into an agreement with a consultant for investor relations' services for a period of one year. In exchange for the services to be rendered, the consultant was to receive 1,000,000 shares of the Company's common stock valued at $0.16 per share. The agreement was terminated in August 2003 and the shares reverted back to the Company.

         In April 2003, the Company entered into an agreement with a consultant for dissemination of information services for a period of thirteen months. In exchange for the services to be rendered, the consultant has received 500,000 shares of the Company's common stock valued at $0.08 per share and, as per the agreement, is due an additional 100,000 shares. This resulted in the Company expensing $48,000 related to this agreement for the quarter ended June 30, 2003.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10  -   STOCKHOLDERS' DEFICIENCY (cont'd)

         Issuance of Stock for Services (cont'd)
         ---------------------------------------

         In April 2003, the Company entered into an agreement with a consultant for marketing services for a period of twelve months. In exchange for the services to be rendered, the consultant has received 500,000 shares of the Company's common stock valued at $0.16 per share, or $80,000.

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

         In April 2003, the Company entered into an agreement with a consultant for dissemination of information under the 1934 Exchange Act services for a period of one year. In exchange for the services to be rendered, the consultant is to receive 1,000,000 shares of the Company's common stock, of which 500,000 shares have been issued as of June 30, 2003, valued at $0.09 per share.

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

         Issuance and Exchange Agreement
         -------------------------------

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

         Common Stock Purchase Agreement
         -------------------------------

         In April 2003, a $1,000,000 Common Stock Purchase Agreement was entered into between the Company and an investment fund that has common management with the Financial Advisory Firm ("the Purchaser") (See Note
         12). The sale is for an aggregate installment payment purchase price of $1,000,000. The purchase price of the common stock is to be calculated based upon the closing price of the common stock on the date that it is placed in escrow. The Purchaser intends on purchasing this common stock in 40 equal installments of $25,000 each. In addition to the purchased stock, the Company shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $25,000 installment. Upon resale of such common shares purchased if the Purchaser does not yield a 30% return on the investment then the Purchaser shall be entitled to utilize the excess escrowed shares to yield the 30% return on the investment by the Purchaser. All escrowed shares not utilized to generate the 30% return shall be returned to the Company's treasury.

         Issuance of Stock for Settlement of Debt
         ----------------------------------------

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

         Issuance of Stock For Accrued Compensation
         ------------------------------------------

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

         Issuance of Stock Options
         -------------------------

         In February 2002, the Company entered into a formal employment agreement with a key employee of the Company. The agreement terminated on April 30, 2002. The employee, however, qualified to participate in the Company's 1999 Incentive Stock Option Plan and received an option to purchase 100,000 shares of the Company's common stock at $0.10 per share. The employee became fully vested during fiscal 2002. The employee had previously been issued 33,000 shares relating to this agreement and has exercised 33,334 shares in May 2003. The remaining 33,666 options expired unexercised.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 11   -   STOCK OPTIONS

         Stock Incentive Plan
         --------------------

         In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of June 30, 2003 and December 31, 2002, 250,000 options were outstanding under the 1999 Option Plan. As of June 30, 2003 and December 31, 2002 694,810 and 511,810 non-plan options, respectively were issued and outstanding.

         The  following  information   summarizes  the  Company's  stock  option
         activity for the six months ended June 30, 2003:

                                                                      Average
                                                       Number of      Exercise
                                                       Options         Price
                                                       --------      --------
         Options outstanding at
           beginning of the period                      250,000      $   1.04

         Granted                                             --            --
         Exercised                                           --            --
         Forfeited                                           --            --
                                                       --------      --------

         Options outstanding at
           end of the period                            250,000      $   1.04
                                                       ========      ========


         At June 30, 2003, an aggregate of 250,000 nonqualified stock options were outstanding with exercise prices ranging between $0.60 and $1.38. The options vest upon issuance.

         In February 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan ("2003 Plan"). In May 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #2 ("2003 Plan #2"). The plans allow the Board of Directors to grant awards to employees, directors, independent contractors or agents of the Company. Awards may include, but are not limited to, stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the plans. The 2003 Plan and the 2003 Plan #2 provide the Board of Directors the right to grant awards up to a total of 1,000,000 shares and 1,500,000 shares, respectively, of the Company's common stock. In addition, both plans provide the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the plans. As of June 30, 2003, 1,000,000 shares of the Company's common stock were issued under the 2003 Plan and 1,180,000 shares of the Company's common stock were issued under the 2003 Plan #2.

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

NOTE 12   -   RELATED PARTY TRANSACTIONS

         Grant of Stock Options
         ----------------------

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

         Grant of Stock Options (cont'd)
         -------------------------------

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

         Employment Agreements
         ---------------------

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

         Settlement Agreement for Repayment of Notes Payable
         ---------------------------------------------------

         On March 27, 2003, the Company entered into an agreement to repay a relative of a former employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock for the six months ending June 30, 2003. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. The average stock price, net of the 20% discount, at the close of the first quarter was $0.06 per share, resulting in the issuance of 570,683 shares of the Company's common stock.

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

         Termination of Consultant Agreement
         -----------------------------------

         In June 2003, one of the consulting agreements that was entered into by the Company in April 2003 was terminated for non-performance. The related 1,000,000 shares of the Company's common stock were issued and held by the Company and the consultant did not receive these shares. The Company canceled these shares and, therefore, no expense was recorded in the June 30, 2003 statement of operations.

         Settlements
         -----------

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

         Factoring Agreement
         -------------------

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

         Amendment to Convertible Note Payable
         -------------------------------------

         In July 2003, the Company amended their convertible promissory note agreement with the investment fund by increasing the maximum borrowing amount to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remain unchanged.

         Stock Incentve P1ans
         --------------------

         In August 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #3 ("2003 Plan #3"). In September 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #4 ("2003 Plan #4"). The plans allow thc Board of
         Directors to grant awards to employees, directors, independent contractors or agents of the Company. Awards may include, but are not limited to, stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determine to be consistent with the objectives and limitations of the plans. The 2003 Plan #3 and the 2003 Plan #4 provide the Board of Directors the right to grant awards up to a total of 2,750,000 shares and 2,000,000 shares, respectively, of the Company's common stock, In addition, both plans provide the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the plans. As of September 25, 2003, 2,302,122 shares of the Company's common stock were issued under the 2003 Plan #3 and no shares of the Company's common stock were issued under the 2003 Plan #4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We market sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name. In April 2003, we formed a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. Net sales revenue for the three months ended June 30, 2003 was $17,956. In the comparable period of 2002, net sales revenue was $192,135. During the second quarter of 2003, we continued in the process of restructuring ourselves, our management team, reformulating our product and creating a new marketing, as well as distribution system. We recommenced our operations during the second quarter 2003 and we reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. We have re-launched our product and have begun manufacturing the product through co-packers and selling it through our distributors.

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

Results of Operations (exclusive of discontinued operations)
------------------------------------

                                  Three Months Ended June 30,               Six Months Ended June 30
                                 2002                2003                   2002               2003
                                 ----                ----                   ----               ----
     Net Sales             $  192,135              $17,956                $238,153            $17,956

     Cost of Goods Sold       132,037                8,186                 143,206              8,186

     Gross Profit              60,098                9,771                  94,947              9,771

     Selling, General and
     Administrative
     Expenses                 947,536              449,393               1,561,049            730,684

Revenues from operations during the three months ended June 30, 2003 were $17,956 compared to $192,135 for the three months ended June 30, 2002. Revenues from operations during the six months ended June 30, 2003 were $17,956 compared to $238,153 for the six months ended June 30, 2002. The decrease in sales was due to our restructuring, including but not limited to, our whole management team as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations during the three months and six months ended June 30, 2003. We were reformulating our product and ceased distribution of the product until reformulation was complete. We reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future.

Gain from discontinued operations amounted to $57,420 for the six months ended June 30, 2003 versus a loss from discontinued operations of $314,449 for the six months ended June 30, 2002. Gain from discontinued operations amounted to $-0-for the three months ended June 30, 2003 versus a loss from discontinued operations of $120,347 for the three months ended June 30, 2002.Prior year amounts have been reclassified to reflect results of operations for the Old Fashioned Syrup Company.

Our indebtedness at June 30, 2003 consists of the following:

Notes payable- related party (a)            $105,000
Convertible note (b)                         281,462
                                            --------
                                            $386,462

(a) On March 27, 2003, we entered into an agreement to repay a relative of a former employee $140,000 in four equal installments with $35,000 of our common stock based on a 20% reduction to the average closing price of our common stock for the three trading days prior to the issuance date of such common stock for the six months ended June 30, 2003. At our option, we may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. The average stock price, net of the 20% discount, at the close of the first quarter was $0.06 per share, resulting in the issuance of 570,683 shares of our common stock.

(b) Convertible notes at June 30, 2003, consist of two promissory notes from an individual and an investment fund (Advantage Fund I, LLC), which is a related party to the financial services firm (Knightsbridge Holdings, LLC). The notes were for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The holders of the notes have the right to convert the note, in whole or in part, at any time after the issuance of the notes. At June 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated
$251,462. We have borrowed above their line limit to the investment fund by $1,462. The note was subsequently amended to extend the maturity date to December 31, 2004 and to account for additional borrowings.

Interest expense on these notes totaled $5,159 for the six months ended June 30, 2003, and is included in accrued expenses on the accompanying balance sheet.


As part of our reorganization, during the first six months of 2003, we substantially reduced our selling, general and administrative costs. Specifically, we reduced the following: (i) our spending on cost of goods and ingredients; (ii) label costs; (iii) co-packing fees; and hard packing (bottles and caps) costs. For the six months ended June 30, 2003, these costs amounted to $449,393, as compared to $947,536 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations before other income of $1,466,102 for the six months ended June 30, 2002 to a loss of $720,913 for the six months ended June 30, 2003; and reduce the loss from continuing operations of $887,438 for the three months ended June 30, 2002 to a loss of $439,622 for the three months ended June 30, 2003.

Selling, general and administrative expenses decreased from $1,561,049 for the six months ended June 30, 2002 to $730,684 for the six months ended June 30, 2003. The decrease in selling, general and administrative expenses is primarily the result of decreased payroll and payroll related expenses of approximately $444,000, advertising and marketing expenses of approximately $348,000, and office and office related expenses of approximately $104,000. Offsetting such decrease is an increase in professional fees of approximately $94,000.

Interest expense amounted to $197,394 for the six months ended June 30, 2003 versus $0 for the six months ended June 30, 2002. Included in interest expense for the six months ended June 30, 2003 is $152,500 related to the beneficial conversion feature of the $350,000 convertible promissory note entered into by the Company with an investment fund in January 2003, $38,750 in financing expenses and $5,159 in accrued interest expense related to the $350,000 convertible promissory note.

We have signed a settlement agreement to settle a lawsuit to receive all of the shares of the Old Fashioned Syrup Company which historically represented up to 90% of our revenues. Pursuant to the terms of the settlement agreement, we paid $125,000 and other consideration for the delivery of all of the outstanding shares in the Old Fashioned Syrup Company. We agreed to this amount in consideration for the loans made to Old Fashioned Syrup Company by the defendants in the lawsuit, the initial loan to us, as well as the restructuring efforts undertaken by the defendants during their tenure of management. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free chocolate flavored syrup pursuant to a license agreement with Cumberland Packing Corp. for use of the Sweet 'N Low trademark for its syrup product. Once this agreement is finalized, we will have additional revenues as well as expenses from such business operations. We expect that this will immediately have a major impact on our revenues.

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

As part of our reorganization, during the second quarter of 2003, even though we recommenced operations, we continued to reduce our selling, general and administrative costs. For the three months ended June 30, 2003, these costs amounted to $449,393, as compared to $947,536 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations of $439,622 for the three months ended June 2003 compared to a loss of $887,438 for the three months ended June 30, 2002.

The net effect of reducing costs and renegotiating payables resulted in a loss available to common shareholders for the second quarter ended June 30, 2003 of $522,755. This compares to the comparable period in 2002 of a loss of $ 1,007,785.

We have recently reached a settlement with Velda Farms, LLC. Velda Farms agreed that it would dispose of the balance of the products/ingredients and hard packaging that it was holding without any liability to Championlyte. Furthermore, the $143,000 debt to Velda Farms is to be extinguished. The parties are in the process of signing an agreement confirming same.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at June 30, 2003 was $1,254. All of our funding requirements were paid by use of a $250,000 funding agreement established in January of 2003 (and increased to $350,000) and others established in the second quarter ending June 2003. The first funding agreement is from Advantage Fund I, LLC, which is an entity in which Knightsbridge Capital, LLC and Triple Crown Consulting, Inc., are investors.

Additionally, the investment fund providing the funding agreement is the same investment fund that has entered into the $1,000,000 financing agreement previously mentioned. This $350,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note. As of June 30, 2003, we had drawn against this funding agreement the sum of $251,462. The second funding agreement with Triple Crown Consulting, Inc. resulted in convertible loans made to us that were subsequently converted into our Series IV Convertible Preferred Stock. As of June 30, 2003, there was 93,675 in Series IV preferred stock outstanding and a financing agreement with a firm affiliated with the investment fund to provide up to $500,000 in accounts receivable and purchase order financing. As of June 30, 2003 there was -0- in factored assets funded under this Agreement.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 29, 2003.

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

I, David Goldberg certify that:

1. I have reviewed this quarterly report Amendment No. 1 to Form 10-QSB of Championlyte Holdings, Inc.

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


Dated: September 29, 2003



/s/ David Goldberg
----------------------------------------------
David Goldberg
Principal Executive Officer and
Principal Financial Officer