Form 10QSB
period 2003-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2003-11-17
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

             3450 Park Central Blvd. N. Pompano Beach, FL 33064
                    (Address of Principal Executive Offices)

                                 (866) 438-5983
                           (Issuer's telephone number)

      2999 NE 191st Street, Penthouse 2, North Miami Beach, Florida 33180 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2003: 29,830,645 shares of common stock outstanding, $0.001 par value.


================================================================================

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX
                               SEPTEMBER 30, 2003


                                                                                   Page Number
                                                                                   -----------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet at September 30, 2003 (unaudited)                      F-1

   Consolidated Statements of Operations and Comprehensive Loss for the three
     and nine months ended September 30, 2003 and 2002 (unaudited)                   F-2

   Consolidated Statements of Cash Flows for the nine months ended September 30,
     2003 and 2002 (unaudited)                                                     F-3 - F-4

   Notes to Consolidated Financial Statements                                      F-5 - F-23

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  6,173
   Accounts receivable, net                                          95,017
   Inventory                                                         43,893
   Deposits                                                          16,000
   Prepaid expenses                                                  12,984
                                                                    -------
      TOTAL CURRENT ASSETS                                          174,067
                                                                    -------

Intangible assets, net                                              199,018
Property and equipment, net                                          19,400
                                                                    -------
      TOTAL ASSETS                                                 $392,485
                                                                    -------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                                              $  568,330
   Due to factor                                                     48,522
   Notes payable - related party                                     70,000
   Convertible notes payable                                        565,000
   Accrued expenses                                                 209,357
                                                                  ---------
TOTAL CURRENT LIABILITIES                                         1,461,209
                                                                  ---------

Series II redeemable convertible preferred stock, par value $.01 - authorized
  8,500 shares, 0 shares issued
  and outstanding (liquidation value $0)                                 --
                                                                  ---------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY:
  Series I convertible preferred stock, par value $1.00 - authorized
    1,000,000 shares, 0 shares issued and outstanding                    --
  Series III blank check preferred stock, par value $1.00 -
    authorized 500,000 shares, 0 shares issued and outstanding           --
  Series IV convertible preferred stock, par value $1.00 -
    authorized 250,000 shares, 100,000 shares issued and
    outstanding (liquidation value $100,000)                        100,000
  Common stock, par value $0.001 - authorized 200,000,000
    shares, 28,824,749 shares issued and outstanding                 28,824
  Additional paid-in capital                                     15,237,338
  Deferred services                                                (348,568)
  Deferred compensation                                            (139,677)
  Accumulated deficit                                           (15,946,641)
                                                                -----------
      TOTAL STOCKHOLDERS' DEFICIENCY                             (1,068,724)
                                                                -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $   392,485
                                                                ===========

                      Seeaccompanying notes to consolidated
                        financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                                    --------------------------------          -------------------------------
                                                      2003                  2002                2003                    2002
                                                      ----                  ----                ----                    ----

NET SALES                                        $   171,324           $    241,776          $     189,280            $    871,670
  Cost of sales                                      122,839                140,630                131,024                 519,397
                                                -------------           ------------        ---------------          --------------
      Gross profit                                    48,485                101,146                 58,256                 352,273
                                                -------------           ------------        ---------------          --------------

Selling, general and administrative                1,088,081                470,267              1,761,345               2,513,135
                                                -------------           ------------        ---------------          --------------

Loss from continuing operations
   before other income (expense)                 (1,039,596)               (369,121)            (1,703,089)             (2,160,862)

OTHER INCOME (EXPENSE):
  Investment income                                        -                     13                      -                  11,730
  Loss on sale of fixed asset                              -                 (2,229)                     -                  (2,229)
  Expenses relating to the
     conversion of notes to Series II
     Convertible Preferred Stock                           -                    527                      -                       -
  Licensing revenue                                  157,900                      -                157,900                       -
  Gain on forgiveness of trade
     payable                                          75,906                      -                234,904                       -
   Interest and financing expense                   (232,606)               (16,581)              (430,000)                (16,581)
                                                -------------           ------------        ---------------          --------------
        Other income (expense) net                     1,200                (18,270)               (37,196)                 (7,080)
                                                -------------           ------------        ---------------          --------------

NET LOSS                                        $ (1,038,396)           $  (387,391)        $   (1,740,285)          $  (2,167,942)
                                                =============           ============        ===============          ==============


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC                                           27,927,370              7,542,899             16,534,853               7,522,999
                                                =============           ============        ===============          ==============

BASIC INCOME (LOSS) PER SHARE                      $   (0.04)            $    (0.05)           $     (0.11)            $     (0.29)
                                                =============           ============        ===============          ==============


                     See accompanying notes to consolidated
                        financial statements (unaudited)

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                               2003          2002
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (1,740,285)  $ (2,167,942)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             37,642         52,103
      Operating expenses paid through convertible notes payable                435,832              -
      Issuance of common stock, warrants and options for services
       and financing                                                         1,233,282        141,602
      Loss on sale of fixed asset                                                    -          2,229
Changes in operating assets and liabilities:
      Increase in accounts receivable                                          (59,399)       (90,668)
      Decrease in other receivables                                                  -        100,000
      (Increase) decrease in inventory                                         (43,893)         6,656
      Increase in advances to employees                                              -           (268)
      Decrease in prepaid expenses                                              (5,503)        46,395
      (Decrease) increase in accounts payable                                 (160,172)       550,119
      Increase in due to factor                                                 25,153              -
      Increase in accrued expenses                                              31,374        195,296
                                                                          ------------   ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (245,969)    (1,164,478)
                                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for acquisition of Old Fashioned                               (135,000)             -
     Sale of marketable securities                                                   -        977,598
     Proceeds from the sale of fixed asset                                           -          9,506
                                                                          ------------   ------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                (135,000)       987,104
                                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                               387,071              -
     Payments on notes payable                                                       -         (2,486)
     Proceeds from related party loans                                               -        140,000
     Proceeds from exercise of options                                               -            250
                                                                          ------------   ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                 387,071        137,764
                                                                          ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             6,102        (39,610)
Cash and cash equivalents, beginning of period                                      71         64,326
                                                                          ------------   ------------
Cash and cash equivalents, end of period                                  $      6,173   $     24,716
                                                                          ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

     Cash paid during the year for:
           Interest                                                       $          -   $        527
                                                                          ============   ============
           Income taxes                                                   $          -   $          -
                                                                          ============   ============

                     See accompanying notes to consolidated
                        financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)





                                                                2003          2002
                                                                ----          ----

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of redeemable convertible preferred stock        $  8,229,727   $       --
                                                            ============   ==========
Issuance of common stock for settlements of amounts due     $    176,191   $       --
                                                            ============   ==========
Third party payments charged to balance sheet               $     (9,630)  $       --
                                                            ============   ==========
Conversion of convertible notes payable to Series IV
   Preferred Stock                                          $    100,000   $       --
                                                            ============   ==========
Issuance of common stock for services to be provided        $    650,948   $       --
                                                            ============   ==========
Issuance of options for services to be provided             $    214,250   $       --
                                                            ============   ==========
Issuance of common stock due to options exercised           $      3,334   $       --
                                                            ============   ==========
Conversion of convertible notes payable to common stock     $    148,273   $       --
                                                            ============   ==========
Exercise of options for accrued expenses                    $          -   $    3,300
                                                            ============   ==========





                     See accompanying notes to consolidated
                        financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 -  ORGANIZATION, HISTORY AND NATURE OF BUSINESS

          Championlyte Holdings, Inc. (the "Company") markets sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name and, up to mid December 2002, the Company sold and marketed sugar-free, fat-free, cholesterol-free, flavored syrups through its subsidiary The Old Fashioned Syrup Company, Inc. ("Old Fashioned"). Both of these products are sold to retailers and food service customers throughout the United States.

          In December 2002, a 67% ownership interest in Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002. As a consequence of losing control of such business the Company recorded Old Fashioned as a discontinued business. In July 2003, the Company entered into a Settlement Agreement which returned the 67% ownership interest in Old Fashioned to the Company which became effective August 20, 2003 for $135,000. The acquisition was accounted for under the purchase method of accounting (see Note 5).

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

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and the results of the operations and cash flows for the nine months ended September 30, 2003 and 2002. The results for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 2 -  BASIS OF PRESENTATION (CONT'D)

          Income (loss) per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income
          (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

          Certain amounts have been reclassified and restated in the prior year consolidated financial statements to present them on a basis consistent with the current year.

NOTE 3 -  GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At September 30, 2003, the Company's accumulated deficit was $15,946,641 and its working capital deficiency was $1,287,142. In addition, the Company has had losses from operations of $2,327,610 and $5,569,162 for the years ended December 31, 2002 and 2001, respectively, and as a result, the auditor's report in the December 31, 2002 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

          The Company is aggressively attempting to increase revenues in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that it will be able to increase revenues or to raise additional capital.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

NOTE 5 -  REACQUISITION OF OLD FASHIONED

          In December 2002, the Company had 67% of its ownership of Old Fashioned relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002, which matured on December 14, 2002. The remaining 33% minority interest in Old Fashioned was recorded as having no value since there was no net equity in such business. In addition, due to the lack of control over the minority share of Old Fashioned, lack of cooperation with the successor management, the Company and the Old Fashioned business have not had profitable operations in the last four years, management did not expect any future cash flows from such minority ownership interest in the immediate future.

          On May 28, 2003, the Company filed a complaint against certain parties alleging the fraudulent conveyance of the Company's interest in Old Fashioned. The complaint filed was for monetary damages, injunctive declaratory and equitable relief. The lawsuit further claimed that the Company has suffered irreparable damage and the Company was seeking to rescind the sale of the securities in Old Fashioned to InGlobalVest and restore the Company, Old Fashioned and InGlobalVest to their respective positions prior to the time the transaction was entered.

          On July 21, 2003, the Company reached a settlement with all but one of the Defendants in this matter.

          Pursuant to the terms of a Settlement Agreement, InGlobalVest agreed to deliver any and all stock certificates in Old Fashioned as well

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 5 - REAQUISITION OF OLD FASHIONED (CONT'D)

          as all books and records to the Company's counsel by August 20, 2003. In addition, InGlobalVest agreed to appoint a representative to assist in the change in control and management and agreed to enter into a non-interference agreement with the Company with respect to Old Fashioned. InGlobalVest has warranted and represented to the Company that the financial conditions depicted in the books and records tendered to the Company on July 15, 2003 were true, accurate and complete as of that date to the best of InGlobalVest's knowledge and that no known liabilities were omitted from disclosure in such records. In consideration for the return of Old Fashioned, the Company agreed to pay InGlobalVest $135,000.

          On August 20, 2003, the Settlement Agreement was executed and the Company acquired the common stock of Old Fashioned for $135,000, plus transaction fees of $75,617, making Old Fashioned a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $93,421, which has been allocated to goodwill. The acquisition cost was allocated as follows:

              Historical book value of net assets acquired   $   117,196

              Excess of the purchase price over the fair
                value of net assets                               93,421
                                                             -----------
                                                             $   210,617
                                                             ===========

          The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the nine months ended September 30, 2003 and 2002 assuming the merger occurred on January 1, 2003 and 2002, respectively, is as follows:


                                                2003             2002
                                            -----------     -----------
              Net sales                     $   748,257     $   871,670
                                            ===========     ===========
              Net loss                      $(1,895,530)    $(2,167,942)
                                            ===========     ===========
              Basic loss per share          $      (.11)    $      (.33)
                                            ===========     ===========
              Weighted average shares        16,534,853       7,522,999
                                            ===========     ===========

          These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or 2002, or the future results of operations.

NOTE 6 -  INTANGIBLE ASSETS

          Intangible assets consist of goodwill and a licensing agreement. The capitalized costs of the assets were based on their current market value at the time of the acquisition. Goodwill is not amortized. The licensing agreement is amortized on a straight-line basis over ten years.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 6 - INTANGIBLE ASSETS (CONT'D)

     Intangible assets as of September 30, 2003 is as follows:

                  Licensing agreement                            $  176,000
                  Goodwill                                           93,421
                                                                 -----------
                                                                    269,421

                  Less:  accumulated amortization                   (70,403)
                                                                 -----------
                                                                 $  199,018
                                                                 ==========

     Amortization expense for the nine months ended September 30, 2003 was $0.

NOTE 7 - PROPERTY AND EQUIPMENT

     The property and equipment consists of the following:

     Cooling equipment                                       $      34,199
     Computer software                                              11,017
                                                               -----------
                                                                    45,216
          Less: accumulated depreciation                           (25,816)
                                                               -----------
                                                             $      19,400
                                                               ===========

     Total depreciation expense for the nine months ended September 30, 2003 and 2002 was $7,884 and $10,512.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

      Convertible notes at September 30, 2003, consist of promissory notes to an individual, an investment fund and an investment company. Some of the owners of the investment fund are also shareholders of the company. The notes with the individual and the investment fund were for funds to be disbursed to satisfy obligations of the Company as needed.

      The notes with the individual and investment fund were originated in January 2003, and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The holders of the notes have the right to convert the note, in whole or in part, at any time after the issuance of the notes. In July 2003, the Company amended its convertible note with the investment fund by increasing the maximum borrowing amount to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the maximum borrowing amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective (See Note 17). During the nine months ended September 30, 2003, $148,273 of the note to the investment fund was converted into 1,412,122 shares of the Company's common stock. At September 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated $400,000.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 8   -    CONVERTIBLE NOTES PAYABLE (CONT'D)

      The note with the investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see note 5). The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of September 30, 2003, no payments have been made to the investment company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the Company agreed to issue a total of 1,400,000 shares of its common stock to the investment company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. The shares have been valued at $0.155 per share. As of September 30, 2003, the Company has recorded $15,500 as interest and financing expense related to this agreement and the investment company is owed 100,000 shares of the Company's common stock.

      Interest expense on these notes totaled $19,119 for the nine months ended September 30, 2003, and is included in accrued expenses on the accompanying balance sheet.


NOTE 9 - DUE TO FACTOR

      On August 20, 2003, Old Fashioned entered into an agreement with a financial services company that has common management with the financial advisory firm (see Note 12) for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in the Company's accounts receivables and general intangibles.

      On July 1, 2003, the Company entered into an agreement with a financial services company that has common management with the financial advisory firm (see Note 12) for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in the Company's accounts receivables and general intangibles.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 10 - ACCRUED EXPENSES

      Accrued expenses consist of the following at September 30, 2003:

            Professional Fees                                 $   75,306
            Salaries                                              67,468
            Interest                                               9,482
            Payroll taxes                                         57,101
                                                              ----------
                     Total                                    $  209,357
                                                              ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      Operating leases
      ----------------

      The Company has canceled all operating leases as of December 31, 2002. The Company rented and shared office space with a consultant/shareholder on a month-to-month basis at $1,750 per month. Total rent expense under this arrangement for the nine months ended September 30, 2003 was $15,750. In November 2003, the Company entered into a new lease agreement and relocated their office space. The new agreement requires rental payments of $2,000 per month beginning November 2003 for a period of one year.

      Lack of Insurance
      -----------------

      The Company has not maintained any workman's compensation, disability, or directors' and officers' liability insurance as of September 30, 2003. Management plans to obtain coverage by the end of 2003. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

      Settlements
      -----------

      During the quarter ended September 30, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $389,856. The Company has included these amounts in accounts payable at September 30, 2003.

      Subsequent to the year ended September 30, 2003, the Company entered into settlement agreements with certain vendors. In connection with certain of these settlement agreements, the Company is required to issue 25,000 shares of its common stock and pay $3,000 in cash. The Company is required to pay the vendors an aggregate of $6,716 per month, until the obligation is satisfied.

      In addition to the aforementioned, the Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 12 - STOCKHOLDERS' DEFICIENCY

      Convertible Preferred Stock
      ---------------------------

      The Company is authorized to issue 1,000,000 shares of preferred stock at $.001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. The Company has designated 100,000 shares of convertible preferred stock as Series I. Each outstanding share of Series I Preferred Stock is convertible into 330 shares of common stock. In December 2001 the Series I Preferred Stock was converted into 1,155,000 shares of the Company's common stock.

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

      During the nine months ended September 30, 2003, all holders of the Series II redeemable convertible preferred stock exercised their option and converted 8,229 shares of preferred stock into 5,453,915 shares of common stock pursuant to the preferred stock covenants.

      In April 2003, the Company created two new series of preferred stock as follows: (1) 500,000 shares of Blank Check Series III Preferred Stock ("Series III"), $1.00 par value, and (2) 250,000 shares of Series IV convertible Preferred Stock ("Series IV"), $1.00 par value.

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

         During the nine months ended September 30, 2003, the Company entered into two agreements with Triple Crown Consulting, Inc., a partner in the investment fund, whereby the Company

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 12 - STOCKHOLDERS' DEFICIENCY (CONT'D)

      Convertible Preferred Stock (cont'd)
      ------------------------------------

      agreed to exchange two $50,000 Series B Convertible Promissory Notes between Triple Crown Consulting, Inc. and the Company for funding operations of the Company. The notes were convertible, at the option of the holder, into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). During the nine months ended September 30, 2003, the convertible notes were exchanged for 100,000 shares of Series IV preferred stock, valued at $100,000.

      Marketing Agreement
      -------------------

      On January 20, 2003, the Company entered into a Strategic Marketing Agreement ("SMA") with BevSystems International, Inc. ("BEVI"), another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares equal to $125,000 per month of its common stock to the Company. These shares were to be fully paid and non-assessable and bear no restrictive legend. BEVI was to register these shares prior to each issuance on Form S-8 or some other applicable registration form. The Company was to issue 50,000 shares of its restricted stock per month to BEVI under this agreement. These shares were to carry piggyback registration rights. The Company was also to pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity was entitled to 50% of the profits derived from distributing the other firm's beverage product. The net economic effect of the revenues and expenses from this cross-selling arrangement was to be recorded as a cost or other revenue each month and each reporting period. In February 2003, 50,000 shares of the Company's common stock were issued at a value of eleven cents per share, resulting in an expense of $5,500 to the Company. In connection with the agreement, the Company received 1,715,000 shares of BEVI common stock, valued at $157,900, which is recorded as licensing revenue in the accompanying statement of operations. The Company transferred these shares to two consultants in lieu of cash payment for services rendered, valued at $157,900, which is recorded as consulting expense in the accompanying statement of operations. On May 20, 2003, the Company and BEVI mutually agreed to terminate this agreement.

      Issuance of Stock for Services
      ------------------------------

      In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, were amended in April 2003 and are as follows; (i) a monthly payment of $10,000 per month is due the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, (ii) the

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 12 - STOCKHOLDERS' DEFICIENCY (CONT'D)

      Issuance of Stock for Services (cont'd)
      ---------------------------------------

      Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price exercisable for five years, (iii) various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and (iv) the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. The fair value of the warrant using the Black-Scholes Option Pricing Model was $73,696 and is being amortized to consulting expense over the term of the agreement. The agreement also contained full rachet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $36,848 per share. The firm subsequently agreed to waive the anti-dilution provision of the agreement going forward. During the nine months ended September 30, 2003, the Company expensed $82,908 related to these agreements.

      In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby fees may be due and payable to the business consulting firm for transactions consummated within the subsequent twelve months following the termination of the agreement. The Company issued 400,000 shares of common stock, valued at $44,000 in lieu of cash compensation. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company agreed to issue an additional 1,000,000 shares of the Company's common stock, of which 980,000 shares, valued at $88,200 have been issued as of September 30, 2003. The additional 20,000 shares owed, valued at $1,800 has been accrued at September 30, 2003. During the nine months ended September 30, 2003, the Company expensed $70,500 related to these agreements.

      In February 2003, the Company entered into an agreement with an individual who is an employee of a shareholder. The agreement is for a term of one year and, as compensation, the Company has issued 125,000 shares of the Company's common stock, valued at $13,750 per share, in consideration for consulting services provided and to be provided. During the nine months ended September 30, 2003, the Company expensed $10,313 related to this agreement.

      In March 2003, the Company entered into an agreement wherein the Company agreed to issue 300,000 shares of the Company's common stock at a market value of $21,000, for legal services provided and to be provided. As of September 30, 2003, all 300,000 shares have been issued and the Company expensed $21,000.

      In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 75,000 shares of the Company's common stock with an exercise price of $0.12 per share, which expire two years from the date of issuance. The fair value of the warrants

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 12 - STOCKHOLDERS' DEFICIENCY (CONT'D)

      Issuance of Stock for Services (cont'd)
      ---------------------------------------

      using the Black-Scholes Option Pricing Model was $9,000 and is being amortized to consulting expense of the term of the agreement. The consultant is also entitled to additional warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $0.12 per share to be issued on the six month anniversary of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $3,450. During the nine months ended September 30, 2003, the Company expensed $5,277 related to the agreement.

      In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The term of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500, and an additional 50,000 shares will be issued upon the sixth month anniversary of the agreement. During the nine months ended September 30, 2003, the Company expensed $11,499 related to these agreements.

      In April 2003, the Company entered into an agreement with a consultant for financial planning services. The term of the agreement is for a one-year period. As consideration for the consultant's services to be rendered the Company has issued 2,000,000 shares of the Company's common stock valued at $160,000. During the nine months ended September 30, 2003, the Company expensed $80,000 related to this agreement.

      In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $70,000. This resulted in the Company expensing $35,000 related to this agreement for the nine months ended September 30, 2003.

      In April 2003, the Company entered into an agreement with a consultant for investor relations' services for a period of one year. In exchange for the services to be rendered, the consultant was to receive 1,000,000 shares of the Company's common stock valued at $160,000. The agreement was terminated in August 2003 and the shares reverted back to the Company, therefore the Company recorded no expense related to this agreement.

      In April 2003, the Company entered into an agreement with a consultant for dissemination of information services for a period of thirteen months. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $40,000 and, as per the agreement, is due an additional 100,000 shares, valued at $8,000. The additional 100,000 shares owed have been accrued at September 30, 2003. This resulted in the Company expensing $48,000 related to this agreement for the nine months ended September 30, 2003.

      In April 2003, the Company entered into an agreement with a consultant for financial planning services for a one-year period. In exchange for the services to be rendered, the consultant

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 12 - STOCKHOLDERS' DEFICIENCY (CONT'D)

      Issuance of Stock for Services (cont'd)
      ---------------------------------------

      received 500,000 shares of the Company's common stock valued at $80,000. During the nine months ended September 30, 2003, the Company expensed $33,333 related to this agreement.

      In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $32,200 for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $25,200 per share for future services. The additional shares will vest in 30,000 share increments per month through March 2004. During the nine months ended September 30, 2003, the Company expensed $12,600.

      In April 2003, the Company entered into an agreement with a consultant for marketing services under the 1934 Exchange Act for a period of one year. In exchange for the services to be rendered, the consultant is to receive 1,000,000 shares of the Company's common stock valued at $90,000, of which 500,000 shares have been issued as of September 30, 2003. The additional 500,000 shares owed, valued at $45,000, has been accrued at September 30, 2003. The shares are non-refundable. During the nine months ended September 30, 2003, the Company expensed $90,000 related to this agreement.

      In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of the common stock on a quarterly basis. During the nine months ended September 30, 2003, the Company issued 550,000 shares of its common stock as compensation for services provided by its directors and the officer. The Company expensed $80,000 related to these issuances during the nine months ended September 30, 2003.

      In June 2003, the Company issued 10,000 shares of its common stock in lieu of cash payment for consulting services provided. The shares were valued at $2,800 and were fully expensed during the nine months ended September 30, 2003.

      In July 2003, the Company entered into a one-year advertising agreement with an advertising firm for services to be provided beginning August 1, 2003. The Company agreed to an annual fee of $50,000 to be paid in the Company's common stock. In September 2003, the Company issued the advertising firm 185,185 shares of its common stock as payment for the annual fee. The value of the shares is included in deferred services in the accompanying consolidated balance sheet. During the nine months ended September 30, 2003, the Company expensed $4,167 related to this agreement.

      In July and August 2003, the Company issued 700,000 shares of its common stock to two consultants in lieu of cash payment for consulting service provided. The shares were valued at $127,000 and were fully expensed during the nine months ended September 30, 2003. In October 2003, an additional 600,000 shares of the Company's common stock was issued to one of the consultants in lieu of cash payment for services provided during October 2003.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 12  - STOCKHOLDERS' DEFICIENCY (CONT'D)

      Issuance and Exchange Agreement
      -------------------------------

      In April 2003, the Company entered into an agreement with a corporation, which is under the ownership of shareholders of the Company. The shareholders of the corporation agreed to convert their convertible preferred stock into 1,500,000 shares of the Company's common stock valued at $105,000. The issuance of these shares to the corporation will be used to fulfill past obligations of the Company, which required compensation in the form of unrestricted shares of common stock. The issuance of these shares resulted in the Company expensing $105,000 of consulting fees during the nine months ended September 30, 2003.

      Common Stock Purchase Agreement
      -------------------------------

      In April 2003, a $1,000,000 Common Stock Purchase Agreement was entered into between the Company and an investment fund that has common management with the financial advisory firm ("the Purchaser"). The Agreement is for an aggregate installment payment purchase price of $1,000,000. The purchase price of the common stock is to be calculated based upon the closing price of the common stock on the date that it is placed in escrow. The Purchaser intends on purchasing this common stock in 40 equal installments of $25,000 each. In addition to the purchased stock, the Company shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $25,000 installment. Upon resale of such common shares purchased if the Purchaser does not yield a 30% return on the investment then the Purchaser shall be entitled to utilize the excess escrowed shares to yield the 30% return on the investment by the Purchaser. All escrowed shares not utilized to generate the 30% return shall be returned to the Company's treasury. To date there have been no purchases.

      Issuance of Stock for Settlement of Debt
      ----------------------------------------

      In April 2003, the Company entered into an agreement to settle amounts owed for services related to a prior contract. In February 2003, the Company issued 25,000 shares of com mon stock, valued at $3,750, towards this debt, and in April 2003, the Company, in a separate agreement, agreed to issue 200,000 shares of it's common stock, valued at $16,000, in satisfaction of the remaining debt. In addition, the Company issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants have a term of two years. The fair value of the warrants of $4,000 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and interest and financing expense during the nine months ended September 30, 2003.

      In April 2003, the Company entered into an agreement with a creditor wherein the debt owed of $42,224 was settled by the issuance of 114,118 restricted shares of the Company's common stock as full settlement of the debt.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 12  - STOCKHOLDERS' DEFICIENCY (CONT'D)

      Issuance of Stock For Accrued Compensation
      ------------------------------------------

      The Company was indebted to a former employee in the amount of $44,333. In April 2003, the Company and the former employee entered into an agreement whereby the remaining debt would be settled through the issuance of common stock in lieu of cash payments. Monthly issuances valued at $6,333 would be given to the former employee until the debt has been satisfied. During the nine months ended September 30, 2003, the Company issued 170,000 shares of common stock valued at $29,866 towards the settlement of the debt. During October 2003, the Company issued an additional 67,915 shares of its common stock, valued at $14,468, towards the final settlement of the debt.

NOTE 13 - STOCK OPTION PLANS

      Issuance of Stock Options
      -------------------------

      In February 2002, the Company entered into a formal employment agreement with a key employee of the Company. The agreement terminated on April 30, 2002. The employee, however, qualified to participate in the Company's 1999 Incentive Stock Option Plan and received an option to purchase 100,000 shares of the Company's common stock at $0.10 per share. The employee became fully vested during fiscal 2002. The employee had previously been issued 33,000 shares relating to this agreement and exercised 33,334 in May 2003. The remaining 33,666 options expired unexercised.

      Stock Incentive Plans
      ---------------------

      In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of September 30, 2003 and December 31, 2002, 267,500 options were outstanding under the 1999 Option Plan. As of September 30, 2003 and December 31, 2002, 794,810 and 511,810 non-plan options, respectively, were outstanding.

      The following information summarizes the Company's stock option activity for the nine months ended September 30, 2003:

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 13 - STOCK OPTION PLANS (CONT'D)

      Stock Incentive Plans (cont'd)
      ------------------------------

                                                                       Average
                                                 Number of             Exercise
                                                  Options               Price
                                                ------------          ---------
         Options outstanding at
           beginning of the period              267,500               $   0.98
         Granted                                    -                       -
         Exercised                              (17,500)                (0.004)
         Forfeited                                  -                       -
                                                -------               --------
         Options outstanding at
            end of the period                   250,000               $   0.98
                                                =======               ========

      At September 30, 2003, an aggregate of 250,000 nonqualified stock options were outstanding with exercise prices ranging between $0.60 and $1.38. The options vest upon issuance.

      In February 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan ("2003 Plan"). In May 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #2 ("2003 Plan #2"). In August 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #3 ("2003 Plan #3"). In September 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #4 ("2003 Plan #4"). The plans allow the Board of Directors to grant awards to employees, directors, independent contractors or agents of the Company. Awards may include, but are not limited to, stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the plans. The 2003 Plan, the 2003 Plan #2, the 2003 Plan #3 and the 2003 Plan #4 provide the Board of Directors the right to grant awards up to a total of 1,000,000 shares, 1,500,000 shares, 2,750,000 shares and 2,000,000 shares respectively, of the Company's common stock. In addition, the plans provide the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the plans. As of September 30, 2003, 1,000,000 shares, 1,500,000 shares, 2,302,122 shares and 0 shares of the Company's common stock were issued under the 2003 Plan, 2003 Plan #2, 2003 Plan #3 and 2003 Plan #4, respectively.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 13 - STOCK OPTION PLANS (CONT'D)

      Stock Incentive Plans (cont'd)
      ------------------------------

      accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employees compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

      Grant of Stock Options
      ----------------------

      During the nine months ended September 30, 2003, the President of the Company was granted options pursuant to the June employment agreement to purchase 200,000 shares of the Company's common stock which are separated as follows: 100,000 options are exercisable at $0.25 per share and 100,000 options are exercisable at $0.19 per share. If the employee continues employment with the Company for a period of 90 days following the execution of the agreement, the employee will be granted additional options to purchase an additional 100,000 shares of the Company's common stock in 90 days from the effective date and each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $51,000 and is being amortized to compensation expense over the term of the employment agreement. During the nine months ended September 30, 2003, the Company expensed $6,125 related to these options.

      In March 2003, the President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. Since the employee continued employment with the Company for a period of 90 days following the execution of the agreement, the employee was granted 100,000 additional options to purchase shares of the Company's common stock at $0.33 per share. The options carry a term of two years and became fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $39,500 and is being amortized to compensation expense over the term of the employment agreement. During the nine months ended September 30, 2003, the Company expensed $6,573 related to these options.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 14  - RELATED PARTY TRANSACTIONS (CONT'D)

      Employment Agreements
      ---------------------

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

      In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis.

      In April 2003, the Company amended its employment agreement with its Senior Vice President of Sales ("SVP"), whereby the SVP was granted 150,000 shares of the Company's common stock, valued at $11,250, for past services provided and 1,650,000 shares of the Company's common stock valued at $123,750 for services to be provided over ten months, beginning April 2003. During the nine months ended September 30, 2003, the Company expensed $73,125 related to this agreement.

      In June 2003, the Company entered into formal employment agreements with a key officer/shareholder, the president of the Company. The agreement is for a term of two years. The base salary for the executive is $3,500 per month paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. Should the agreement be renewed, the base salary will increase at a rate of 10% per annum. The employee is also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis. During the nine months ended September 30, 2003, the Company issued 85,000 shares of its common stock as compensation. In October 2003, the Company issued an additional 43,750 shares of its common stock as compensation.

      Settlement Agreement for Repayment of Notes Payable
      ---------------------------------------------------

      On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock for the six months ending June 30, 2003. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the nine months ended September 30, 2003, the Company issued 728,818 shares of its common stock as payment on the first two installments. The Company has recorded $17,500 as interest expense related to the note. On July 2, 2003, the Company amended the settlement agreement whereby the individual agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, the Company issued an additional 413,958 shares of its common stock valued at $124,187. Such amount has been recorded as interest and financing

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 14 - RELATED PARTY TRANSACTIONS (CONT'D)

      Settlement Agreement for Repayment of Notes Payable (cont'd)
      ------------------------------------------------------------

      expense by the Company. In October 2003, the Company issued 269,231 shares of its common stock as payment on the third installment of the debt.

NOTE 15 - SETTLEMENT OF TRADEMARK

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

NOTE 16 - LICENSING AGREEMENT

      In connection with the acquisition of Old Fashioned, the Company reacquired a ten year license agreement, effective January 20, 1999, and as amended in September 1999, with Cumberland Packing Corp. ("Cumberland") for the right to use their "Sweet `N Low" trademark in order to market Old Fashioned's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products. The license agreement has an initial term of ten years, expiring December 31, 2008. The Company has the right to renew the agreement for two additional seven-year terms, so long as the Company is not in default under the agreement. The agreement contains minimum royalties and minimum advertising capital requirements during each year of term, as determined on a calendar year basis. The Company anticipates that it will be able to

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 16 - LICENSING AGREEMENT (CONT'D)

      meet the remaining minimum requirements under the contract throughout its term. However, if the Company fails to meet those requirements, Cumberland has the right to terminate the license.

      In September 1999, the agreement was amended to delete a provision under which Cumberland had been granted a right to either match any offer to sell the Company's shares or receive 10% of the proceeds from any such sale. In lieu thereof, the Company granted Cumberland warrants to purchase 350,000 shares of the Company's common stock at an exercise price per share equal to the greater of $2.50, or 50% of the average closing trading price during the 20 day period prior to the exercise. The warrants expire December 31, 2008. The fair value of the warrants using the Black-Scholes Option Pricing Model was $176,000 and is recorded as licensing agreement in the accompanying consolidated balance sheet. The license agreement is being amortized on a straight-line basis over ten years from the date the warrants were granted. The warrant agreement contains anti-dilution provisions, such that the number of warrants issuable to Cumberland would result in Cumberland obtaining shares of the Company's common stock constituting 6.2893% of the Company's common stock and common stock equivalents outstanding as of the date of exercise of the warrant. As a result of the change in ownership of Old Fashioned in December 2002, the Company does not believe it is subject to the anti-dilution provisions contained in the warrant.

NOTE 17 - SUBSEQUENT EVENTS

      Amendment and Assignment of Convertible Note Payable
      ----------------------------------------------------

      In October 2003, the Company amended its convertible promissory note with the investment fund by increasing the maximum borrowing amount to $400,000 and extending the date to 180 days by which the current registration statement filed with the SEC needs to become effective before penalties from the execution of the amendment. All other terms of the note remained unchanged.

      Subsequent to the amendment of the note, the investment fund assigned $250,000 of the principal amount of the note to two unrelated third parties ("Alpha" and "Gamma"). In connection with the assignment, all security granted by the Company to the investment fund, Alpha and Gamma will be securitized proportionately based on each party's respective interest in the note.

      New convertible promissory notes were executed between the Company and Alpha and Gamma, representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 17 - SUBSEQUENT EVENTS (CONT'D)

      Pursuant to the terms of the notes, the Company was to have filed a registration statement with the SEC on or before February 6, 2003 which was required to have been declared effective on or before April 6, 2003 and remain effective until the maturity date of the notes. Since the Company defaulted on this provision of the notes, the holders may accelerate the due date of the notes. In order to induce the investment fund, Alpha and Gamma to forego from exercising their rights to accelerate the due date of the notes and as security for the repayment of the notes, in October 2003, the Company entered into a Security Agreement with a collateral agent, on behalf of the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures. The investment fund, Alpha and Gamma agreed to forebear for 180 days from October 20, 2003 from the exercise of any of their rights under the notes with respect to the non-registration, so long as the Company is not in default under the provisions of the Security Agreement and the other provisions of the notes.

Aronauer, Goldfarb, Sills & Re, LLP ("AGSR") - On February 4, 2003, we entered into a settlement agreement with AGSR whereby we agreed to settle a debt of $159,913.13 for the sum of $48,000 payable in 12 equal consecutive payments of $4,000 each commencing on March 1, 2003. To date, we are current on all such payments.

Advantage Broadcasting Services/Interep National Radio Sales ("INRS") - On June 5, 2003, we entered into a settlement agreement with INRS whereby we agreed to settle a debt of $44,651.56 for the sum of $13,395.47 in 12 equal consecutive payments of $1,116.29. If we fail to make a payment within 10 days after a notice of default from INRS, INRS shall have the right to collect the original amount of $44,651.56. To date, we are not in default on this obligation.

WQAM - On July 30, 2003, we entered into a settlement agreement with WQAM whereby we agreed to settle a debt of $12,850 for the sum of $5,000. This amount has been paid in full.

Velda Frams, LLC ("Velda") - On August 13, 2003, we entered into a settlement agreement with Velda. We owed Velda $159,913.13 and Velda had $170,000 worth of our products in its possession. Velda agreed to dispose of the balance of our products and we had no obligation on the purchase of such products. We also agreed not to pursue Velda for any breaches of that certain Co-Packer and Distribution Agreement between the parties and to terminate such agreement.

SAB Group, P.A. - On September 17, 2003, we entered into a settlement agreement with SAB Group whereby we agreed to settle a debt of $12,462.50 for the following: (i) the sum of $3,000 in cash and 25,000 shares of our unrestricted common stock. We have satisfied all obligations of this lawsuit.

Crooks Printing Service, Inc. ("CPS") - On September 18, 2003, we entered into a settlement agreement with CPS by agreeing to pay the sum of $6,400 in 4 equal payments of $1,600. Payments commenced on October 1, 2003 and continue on the 1st day of each month for 3 months thereafter. To date, we have made all required payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We market sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name. In April 2003, we formed a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. Net sales revenue for the three months ended September 30, 2003 was $171,324. In the comparable period of 2002, net sales revenue was $241,776. During the third quarter of 2003, we continued in the process of restructuring ourselves, our management team, reformulating our product and creating a new marketing, as well as distribution system. We recommenced our operations during the second quarter 2003 and we reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. We have re-launched our product and have begun manufacturing the product through co-packers and selling it through our distributors.

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

Revenues from operations during the three months ended September 30, 2003 were $171,324 compared to $241,776 for the three months ended September 30, 2002. Revenues from operations during the nine months ended September 30, 2003 were $189,280 compared to $871,670 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 the Company recorded a one time licensing fee of $157,900 which in included in toher income which is included in other income. The decrease in sales was due to our restructuring, including but not limited to, our whole management team as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations during the three months and nine months ended September 30, 2003. We were reformulating our product and ceased distribution of the product until reformulation was complete. We reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future.

Our indebtedness at September 30, 2003 consists of the following:

Notes payable- related party (a)            $ 70,000
Convertible note (b)                         565,000
                                            --------
                                            $635,000

(a) On March 27, 2003, we entered into an agreement to repay a relative of a former employee $140,000 in four equal installments with $35,000 of our common stock based on a 20% reduction to the average closing price of our common stock for the three trading days prior to the issuance date of such common stock for the six months ended June 30, 2003. At our option, we may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. The average stock price, net of the 20% discount, for the quarter ended September 30, 2003 resulted in the Company issuing 572,003 shares of common stock to retire $35,000 in debt.

(b) Convertible notes at September 30, 2003, consist of two promissory notes from an individual and an investment fund, which the financial services firm has common management with. The notes were for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. In July 2003, the Company amended its convertible note with the investment fund by increasing the maximum borrowing amount to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the maximum borrowing amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. The notes are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The holders of the notes have the right to convert the note, in whole or in part, at any time after the issuance of the notes. At September 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated $400,000.

      The note with the investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see note 5). The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of September 30, 2003, no payments have been made to the investment company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the Company agreed to issue a total of 1,400,000 shares of its common stock to the investment company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. The shares have been valued at $0.155 per share. As of September 30, 2003, the Company has recorded $15,500 as interest and financing expense related to this agreement and the investment company is owed 100,000 shares of the Company's common stock.

Interest expense on these notes totaled $232,606 for the nine months ended September 30, 2003, and is included in accrued expenses on the accompanying balance sheet.

As part of our reorganization, during the first nine months of 2003, we substantially reduced our cost of sales. Specifically, we reduced the following:
(i) our spending on cost of goods and ingredients; (ii) label costs; (iii) co-packing fees; and (iv) hard packing (bottles and caps) costs. For the nine months ended September 30, 2003, these costs amounted to $131,024, as compared to $519,397 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations before other income of $2,160,862 for the nine months ended September 30, 2002 to a loss of $1,703,089 for the nine months ended September 30, 2003; and reduce the loss from continuing operations of $369,121 for the three months ended September 30, 2002 to a loss of $1,039,596 for the three months ended September 30, 2003.

Selling, general and administrative expenses decreased from $2,513,135, for the nine months ended September 30, 2002 to $1,761,345 for the nine months ended September 30, 2003. The decrease in selling, general and administrative expenses is primarily the result of decreased payroll and payroll related expenses of approximately $444,000, advertising and marketing expenses of approximately $348,000, and office and office related expenses of approximately $104,000.

Interest and financing expense amounted to $430,000 for the nine months ended September 30, 2003 versus $16,581 for the nine months ended September 30, 2002. Included in interest expense for the nine months ended September 30, 2003 is $152,500 related to the beneficial conversion feature of the $350,000 convertible promissory note entered into by the Company with an investment fund in January 2003, $258,000 in financing expenses and $9,482 in accrued interest expense related to the $565,000 convertible promissory note.

On August 20, 2003, we reacquired the Old Fashioned Syrup Company by completing the terms of the settlement agreement to settle a lawsuit to receive all of the shares of the Old Fashioned Syrup Company which historically represented up to 90% of our revenues. Pursuant to the terms of the settlement agreement, we paid $135,000 and other consideration for the delivery of all of the outstanding shares in the Old Fashioned Syrup Company. We agreed to this amount in consideration for the loans made to Old Fashioned Syrup Company by the defendants in the lawsuit, the initial loan to us, as well as the restructuring efforts undertaken by the defendants during their tenure of management. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free chocolate flavored syrup pursuant to a license agreement with Cumberland Packing Corp. for use of the Sweet 'N Low trademark for its syrup product. Since this agreement is finalized, we will have additional revenues as well as expenses from such business operations.

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

As part of our reorganization, during the third quarter of 2003, even though we recommenced operations, we continued to reduce our selling, general and administrative costs. For the three months ended September 30, 2003, these costs amounted to $1,088,081, as compared to $470,267 for the same period in 2002.

The net effect of reducing costs and renegotiating payables resulted in a loss available to common shareholders for the third quarter ended September 30, 2003 of $1,740,285. This compares to the comparable period in 2002 of a loss of $2,167,942.

We have recently reached a settlement with Velda Farms, LLC. Velda Farms agreed that it would dispose of the balance of the products/ingredients and hard packaging that it was holding without any liability to Championlyte. Furthermore, the $143,000 debt to Velda Farms is to be extinguished. The parties are in the process of signing an agreement confirming same.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at September 30, 2003 was $6,173. All of our funding requirements were paid by use of a $250,000 funding agreement established in January of 2003 (and increased to $400,000) and others established in the second quarter ending June 2003. The first funding agreement is from Advantage Fund I, LLC, which is an entity in which Knightsbridge Capital, LLC and Triple Crown Consulting, Inc., are investors.

Additionally, the investment fund providing the funding agreement is the same investment fund that has entered into the $1,000,000 financing agreement previously mentioned. This $400,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note. As of September 30, 2003, we had drawn against this funding agreement the sum of $400,000. The second funding agreement with Triple Crown Consulting, Inc. resulted in convertible loans made to us that were subsequently converted into our Series IV Convertible Preferred Stock. As of September 30, 2003, there was $100,000 in Series IV preferred stock outstanding and a financing agreement with a firm affiliated with the investment fund to provide up to $500,000 in accounts receivable and purchase order financing. As of September 30, 2003 there was $48,522 in factored assets funded under this Agreement.

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

On July 21, 2003, we reached a settlement with Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provides that Inglobalvest must deliver all shares of the Old Fashioned Syrup Company ("OFSC"), as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we paid Inglobalvest, Inc. the sum of $135,000 as follows: $20,000 upon execution of the settlement agreement and $115,000 on August 20,2003. The $135,000 was based on the settlement figure of $125,000 plus an additional $10,000 paid pursuant to the section of the settlement agreement that allowed for a capital call to facilitate the capital requirements of the Old Fashioned Syrup Company. As part of the settlement, we agreed to the following conditions: (i) Churchill Investments, Inc., which provides factoring for us, has agreed to assign its UCC-1 financing statement for the first $50,000 on our accounts receivable, equipment, inventory and general intangibles which it currently holds as security; (ii) issue a written statement which exculpates Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji from any fraudulent acts in the complaint; (iii) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each and Mr. Valleau will forfeit the balance of his unpaid salary and retire all stock options.

On August 20, 0203, all terms of the settlement agreement were satisfied and we reacquired the Old Fashioned Syrup Company.

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

Item 2.   Changes in            None
          Securities.

Item 3.   Defaults Upon Senior  Not Applicable
          Securities.

Item 4.   Submission of         None
          Matters to a Vote
          of Security
          Holders.

Item 5.   Other Information.    None

UPDATE
Item 6.   Exhibits and Reports  On August 7, 2003, we filed a Form 8-K to
          of Form 8-K.          disclose the settlement of the lawsuit against
                                InGlobalvest.

                                On August 13, 2003, we filed an amended Form
                                8-K for the change in our accountant.

                                On September 19, 2003, we filed a Form 8-K to disclose that we reacquired the Old Fashioned Syrup Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

                           CHAMPIONLYTE HOLDINGS, INC.

Date:  November 14, 2003     By: /s/ David Goldberg
                             --------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman of the Board of
                             Directors