Form 10QSB/A
period 2003-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2003-12-12
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A1

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

                                On September 19, 2003, we filed a Form 8-K to disclose that we reacquired the Old Fashioned Syrup Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 12, 2003.

                           CHAMPIONLYTE HOLDINGS, INC.

Date:  December 12, 2003     By: /s/ David Goldberg
                             --------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman of the Board of
                             Directors