Form 10QSB/A
period 2003-06-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-02-12
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         AMENDMENT NO. 2 TO FORM 10-QSB


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
                                                                                                 ------------

Commitments and contingencies


Stockholders' deficiency:
     Series I convertible preferred stock, par value $1.00 - authorized
          100,000 shares, 0 shares issued and outstanding                                               --
     Series III blank check preferred stock, par value $1.00 - authorized
         500,000 shares, 0 shares issued and outstanding                                                 --
     Series IV convertible preferred stock, par value $1.00 - authorized
        250,000 shares, 93,675 shares issued and outstanding (liquidation value $93,675)               93,675
     Common stock, par value $0.001 - authorized 200,000,000 shares,
       24,570,420 shares issued and outstanding                                                        24,570
     Additional paid-in capital                                                                    14,104,473
     Common stock due for services rendered                                                             8,000
     Deferred services                                                                               (642,971)
     Deferred compensation                                                                             (7,989)
     Accumulated deficit                                                                          (14,908,245)
                                                                                                 ------------
         Total stockholders' deficiency                                                            (1,328,487)
                                                                                                 ------------


         Total liabilities and stockholders' deficiency                                          $     91,014
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


         Convertible notes at June 30, 2003, consist of two promissory notes to an individual and an investment fund. The notes were for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. The individual did not fund the note until April 2003. The notes are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. At June 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated $251,462. The Company has borrowed above their line limit to the investment fund by $1,462. The note was subsequently amended to extend the maturity date to December 31, 2004 and to account for additional borrowings (see Note
         14).


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


(b) Convertible notes at June 30, 2003, consist of two promissory notes from an individual and an investment fund (Advantage Fund I, LLC), which is a related party to the financial services firm (Knightsbridge Holdings, LLC). The notes were for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. The individual did not fund the note until April 2003. The notes are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. At June 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated $251,462. We have borrowed above their line limit to the investment fund by $1,462. The note was subsequently amended to extend the maturity date to December 31, 2004 and to account for additional borrowings.


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

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K. On June 6, 2003, we filed a Form 8-K to disclose the lawsuit against InGlobalvest and other defendants for the return of the Old Fashioned Syrup Company. On August 7, 2003 we filed a Form 8-K disclosing a settlement of the lawsuit against InGlobalvest.

On June 30, 2003, we filed a Form 8-K based on a change in our accountant to Massella Roumbus, LLP. On August 13, 2003, we filed an amended Form 8-K for this change in our accountant.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 9, 2004.

                             CHAMPIONLYTE HOLDINGS, INC.


Date:  February 9, 2004      By: /s/ David Goldberg
                             --------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman of the Board of
                             Directors

                                CERTIFICATION OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, David Goldberg certify that:

1. I have reviewed this quarterly report Amendment No. 2 to Form 10-QSB of Championlyte Holdings, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Championlyte Holdings, Inc. and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to Championlyte Holdings, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the Championlyte Holdings, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the Championlyte Holdings, Inc.'s internal control over financial reporting that occurred during the Championlyte Holdings, Inc.'s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Championlyte Holdings, Inc.'s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Championlyte Holdings, Inc.'s auditors and the audit committee of Championlyte Holdings, Inc.'s board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Championlyte Holdings, Inc.'s ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Championlyte Holdings, Inc.'s internal control over financial reporting.

Dated: February 9, 2004




/s/ David Goldberg
----------------------------------------------
David Goldberg
Principal Executive Officer and
Principal Financial Officer