Form 10QSB/A
period 2003-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-02-12
CIK 1093819

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

We market sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name. In April 2003, we formed a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. Net sales revenue for the three months ended September 30, 2003 was $171,324. In the comparable period of 2002, net sales revenue was $241,776. During the third quarter of 2003, we continued in the process of restructuring ourselves, our management team, reformulating our product and creating a new marketing, as well as distribution system. We recommenced our operations during the second quarter 2003 and we reformulated our product by switching flavor houses (a flavor house is a research and development company for the beverage and food industry that combines ingredients for the purpose of testing flavors for different beverages and foods), reducing sweetener levels, adding flavor and taking out preservatives. We have re-launched our product and have begun manufacturing the product through co-packers and selling it through our distributors.

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

Revenues from operations during the three months ended September 30, 2003 were $171,324 compared to $241,776 for the three months ended September 30, 2002. Revenues from operations during the nine months ended September 30, 2003 were $189,280 compared to $871,670 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 the Company recorded a one time licensing revenue of $157,900 which is included in other income. The decrease in sales was due to our restructuring, including but not limited to, our whole management team as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations during the three months and nine months ended September 30, 2003. We were reformulating our product and ceased distribution of the product until reformulation was complete. We reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future. We also re-acquired the Old Fashioned Syrup Company in August 2003. Prior to the reacquisition, revenues from the Old Fashioned Syrup Company were classified as discontinued operations.


Our indebtedness at September 30, 2003 consists of the following:

Notes payable- related party (a)            $ 70,000
Convertible notes (b)                        565,000
                                            --------
                                            $635,000

(a) On March 27, 2003, we entered into an agreement to repay a relative of a former employee $140,000 in four equal installments with $35,000 of our common stock based on a 20% reduction to the average closing price of our common stock for the three trading days prior to the issuance date of such common stock . At our option, we may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the nine months ended September 30, 2003, we issued 728,818 shares of our common stock as payment on the first two installments. On July 2, 2003, we amended the settlement agreement whereby the individual agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, we issued an additional 413,958 shares of our common stock to the individual. In October 2003, we issued 269,231 shares of our common stock as payment on the third installment of the debt.


(b) Convertible notes at September 30, 2003, consist of promissory notes from an individual, an investment company and an investment fund, which the financial services firm has common management with. The notes with the individual and the investment company are for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. The individual did not fund the note until April 2003. In July 2003, the Company amended its convertible note with the investment fund by increasing the maximum borrowing amount to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the maximum borrowing amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. The notes are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible , in whole or in part, at any time after the issuance of the notes. At September 30, 2003, amounts owed to the individual note holder aggregated $30,000, and amounts owed to the investment fund aggregated $400,000.


The note with the investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of September 30, 2003, no payments have been made to the investment company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, we agreed to issue a total of 1,400,000 shares of our common stock to the investment company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to us. The shares have been valued at $0.155 per share. As of September 30, 2003, we have recorded $15,500 as interest and financing expense related to this agreement and the investment company is owed 100,000 shares of our common stock.



As part of our reorganization, during the first nine months of 2003, we substantially reduced our cost of sales. Specifically, we reduced the following:

(i) our spending on cost of goods and ingredients; (ii) label costs; (iii) co-packing fees; and (iv) hard packing (bottles and caps) costs. For the nine months ended September 30, 2003, these costs amounted to $131,024, as compared to $519,397 for the same period in 2002. The net result of these efforts was to reduce the loss from continuing operations before other income of $2,160,862 for the nine months ended September 30, 2002 to a loss of $1,703,089 for the nine months ended September 30, 2003; and increase the loss from continuing operations of $369,121 for the three months ended September 30, 2002 to a loss of $1,039,596 for the three months ended September 30, 2003..


Selling, general and administrative expenses decreased from $2,513,135, for the nine months ended September 30, 2002 to $1,761,345 for the nine months ended

September 30, 2003 primarily as a result of our focus on our reorganization and reformulation of our product. As part of our reorganization and reformulation, we substantially reduced our operating costs, specifically payroll and payroll related expenses of approximately $444,000, advertising and marketing expenses of approximately $348,000, and office and office related expenses of approximately $104,000. Selling, general and administrative expenses increased from $470,267 for the three months ended September 30, 2002 to $1,088,081 for the three months ended September 30, 2003. The increase in selling, general and administrative expenses is primarily the result of increased consulting fees related to our increased sales and marketing efforts, as well as increased professional fees incurred with our reacquisition of the Old Fashioned Syrup Company.

Interest and financing expense amounted to $430,000 for the nine months ended September 30, 2003 versus $16,581 for the nine months ended September 30, 2002. Interest and financing expense amounted to $232,606 for the three months ended September 30, 2003 versus $16,581 for the three months ended September 30, 2002. Included in interest expense for the nine months ended September 30, 2003 is $152,500 related to the beneficial conversion feature of the $350,000 convertible promissory note entered into by the Company with an investment fund in January 2003, $258,000 in financing expenses and $9,482 in accrued interest expense related to the $565,000 convertible promissory notes.

On August 20, 2003, we reacquired the Old Fashioned Syrup Company by completing the terms of the settlement agreement to settle a lawsuit to receive all of the shares of the Old Fashioned Syrup Company which historically represented up to 90% of our revenues. Pursuant to the terms of the settlement agreement, we paid $135,000 and other consideration for the delivery of all of the outstanding shares in the Old Fashioned Syrup Company. We agreed to this amount in consideration for the loans made to Old Fashioned Syrup Company by the defendants in the lawsuit, the initial loan to us, as well as the restructuring efforts undertaken by the defendants during their tenure of management. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free chocolate flavored syrup pursuant to a license agreement with Cumberland Packing Corp. for use of the Sweet 'N Low trademark for its syrup product. Since this agreement is finalized, we will have additional revenues as well as expenses from such business operations. As a result of the reacquisition, we reclassified our results of operations for the Old Fashioned Syrup Company from discontinued operations to continuing operations.


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

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K. On August 7, 2003, we filed a Form 8-K to disclose the settlement of the lawsuit against InGlobalvest.


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