Form 10QSB/A
period 2003-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-02-20
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          AMENDMENT NO.2 TO FORM 10-QSB


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of January 22, 2004, 30,871,645 shares of common stock outstanding, $0.001 par value.

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


Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.


(b) Changes in internal controls.


Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors in the quarter period ending March 31, 2003 that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


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

                           CHAMPIONLYTE HOLDINGS, INC.





Date:  February 20, 2004             By:  /s/ David Goldberg
                                     --------------------------
                                     David Goldberg
                                     CEO, CFO and President