Form 10KSB/A
period 2002-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-03-01
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-KSB

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

                                   65-0510294

                      (IRS EMPLOYER IDENTIFICATION NUMBER)

            3450 Park Central Blvd., N. Pompano Beach, Florida 33064
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )(ZIP CODE)


                                  (866) 438-5983
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

                           CHAMPIONLYTE PRODUCTS, INC.

       2999 NE 191st Street, Penthouse 2, North Miami Beach, Florida 33180
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 24, 2004, WAS: $6,128,323

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF FEBRUARY 24, 2004 IS: 32,081,803

TRANSFER AGENT AS OF FEBRUARY 24, 2004:


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

We recently reacquired the Old Fashioned Syrup Company. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat free chocolate flavored syrup pursuant to a license agreement with Cumberland Packing Corp. for the use of the Sweet 'N Low trademark for its syrup product.

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

On July 21, 2003, we reached a settlement with Inglobelvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provided that Inglobelvest must deliver all shares of the Old Fashioned Syrup Company ("OFSC"), as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we paid Inglobalvest, Inc. the sum of $135,000 as follows: $20,000 upon execution of the settlement agreement and $115,000 on August 20, 2003. The $135,000 was based on the settlement figure of $125,000 plus an additional $10,000 paid pursuant to the section of the settlement agreement that allowed for a capital call to facilate the capital requirements of the Old Fashioned Syrup Company. As part of the settlement, we agreed to the following conditions: (i) Churchill Investments, Inc., which provides factoring for us, has agreed to assign its UCC-1 financing statement for the first $50,000 on our accounts receivable, equipment, inventory and general intangibles which it currently holds as security; (ii) issue a written statement which exculpates Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji from any fraudulent acts in the complaint; (iii) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each and Mr. Valleau will forfeit the balance of his unpaid salary and retire all stock options.

On August 20, 2003, all terms of the settlement agreement were satisfied and we reacquired the Old Fashioned Syrup Company.


BEVSYSTEMS INTERNATIONAL, INC.

We entered into a Strategic Marketing Agreement ("SMA") in January 2003 with BevSystems International, Inc. ("BEVI") another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares of its common stock to us in an amount equal to $125,000 per month. We agreed to issue 50,000 shares of our restricted stock per month to BEVI under this agreement. These shares carry piggyback registration rights, which do not have an expiration date. We also agreed to pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity was entitled to 50% of the profits derived from distributing the other firm's beverage product. Such agreement has been cancelled by the parties with no additional consideration due to either party. The agreement was cancelled on May 20, 2003. Under the SMA, Bevsystems was issued 50,000 shares of our common stock and we were issued 1,175,000 shares of Bevsystems common stock, which we subsequently transferred to two consultants in lieu of cash payment for services rendered. No money was exchanged pursuant to the SMA.

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

ITEM 2. DESCRIPTION OF PROPERTY

We presently sublease approximately 1,000 square feet of office space at 3450 Park Central Blvd., N. Pompano Beach, Florida. The lease is for a 1 year period commencing November 1, 2003. We pay $2,000 a month.

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

On July 21, 2003, we reached a settlement with Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provides that Inglobalvest must deliver all stock certificates in the Old Fashioned Syrup Company ("OFSC") as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we paid Inglobalvest, Inc. the sum of $135,000 as follows: $20,000 upon execution of the settlement agreement and $115,000 by no later than August 20,2003. The total payment of $135,000 was based on the settlement figure of $125,000 plus an additional $10,000 paid pursuant to the section of the settlement agreement that allowed for a capital call to facilitate the capital requirements of The Old Fashioned Syrup Company. As part of the settlement, we agreed to the following conditions: (i) Churchill Investments, Inc., which provides factoring for us, has agreed to assign its UCC-1 financing statement for the first $50,000 on our accounts receivable, equipment, inventory and general intangibles which it currently holds as security; (ii) issue a written statement which exculpates Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji from any fraudulent acts in the complaint; (iii) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each and Mr. Valleau will forfeit the balance of his unpaid salary and retire all stock options. To date, we paid the full settlement amount. On August 20, 2003, all terms of the settlement agreement were satisfied and we reacquired the Old Fashioned Syrup Company.

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

Other income (expense) for the year ended December 31, 2002 "2002" as compared to the year ended December 31, 2001 "2001" changed for the following reasons: investment income decreased from $234,405 for 2001 to $11,732 for 2002 or 95% due to less cash and marketable securities on hand, since over $5 million of cash and marketable securities were utilized over the last years to fund operations. Gains on sale of investment securities for 2002 of $10,860 compared to none for 2001 is the result of selling the remaining marketable securities on hand from 2001. Interest expense increased mildly from $14,291 in 2001 to $16,278 in 2002 or 14%. The increase in interest expense is primarily the result of the additional short term financing obtained from a related party during 2002.

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

6.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                         December 31,
                                                                 ----------------------------
                                              Useful Life           2002             2001
                                            -----------------    -----------     ------------
          Office Furniture and Equipment        5 Years                  --           80,280
          Coolers                               5 Years              34,199           34,199
          Leasehold Improvements                5 Years                  --           25,873
          Website                               3 Years              11,017               --
          Vehicles                              5 Years                  --          116,676
                                                                 -----------     ------------
                                                                     45,216          257,028
          Accumulated Depreciation                                  (17,932)        ( 77,218)
                                                                 -----------     ------------
                                                                 $   27,284      $   179,810
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

NAME                 AGE       DIRECTOR/POSITION

Marshall Kanner       47       Interim Chief Operating Officer and
                               Director
Thad Kaplan           36       Director
Steven Field          57       Director
David Goldberg        39       Director

The following is a biographical summary of our directors and officers:

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

DAVID GOLDBERG was appointed to our Board of Directors on February 11, 2003. Mr. Goldberg has fifteen years of sales and marketing experience in the real estate and property management industry. From November 1999 to present, Mr. Goldberg has been the Vice President of marketing, sales and distribution for All Star Packaging, a packaging company in the poultry and egg industry. From May 1996 to May 2000, Mr. Goldberg was property manager and leasing agent of Camco Inc. In such capacity, he managed and directed all operations of Camco Inc.'s one million square foot retail industrial portfolio. He also oversaw management of various residential communities and ran the company's daily operations. From August 1995 to May 2000, he was the principal owner of Gold's Gym Fitness & Health Center in Middletown, New York. Mr. Goldberg holds a Bachelor of Science degree in Business Administration from the State University of Delhi, New York.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 24, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name and Address of              Amount and Nature of   Percent of
Beneficial Owner                 Beneficial Ownership   Outstanding Shares(1)
                                 ---------------------  ---------------------
Thad Kaplan                               95,000                  *
David Goldberg                           383,688               1.20%
Steven Field                              66,500                  *
Marshall Kanner                          870,000               2.71%
Eli Greenstein (recently
  appointed) as a director                25,000                  *
Donna Bimbo                                    0                  *
Stedman Walker, Ltd. (2)               2,000,000               6.23%
Alan Posner                            1,690,291               5.27%
Mark Streisfeld(3)                     1,650,000               5.14%
Elaine Streisfeld (4)                  1,640,217               5.11%
All Executive Officers and Directors   1,440,188               4.49%
as a Group (5 Persons)
* - Less Than One Percent

(1) Based on 32,081,803 shares issued and outstanding as of February 24, 2004.

(2) Little Cobbler Corp. Doing business as Stedman Walker, Ltd. Raymond Bloom is a representative of Stedman Walker, Ltd. and has investment control of Stedman Walker, Ltd.

(3) Championlyte Asset Acquisition Corp. has assigned 750,000 of its shares to Mark Streisfeld. This amount is not included in the above ownership amount. If it were, Mr. Streisfeld would own 7.48% of the outstanding shares.

(4) Includes shares also held by Stanley Streisfeld, Elaine Streisfeld's husband. Elaine and Stanley Streisfeld are Mark Streisfeld's parents.


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

(2) As of February 23, 2004


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

(2) As of February 23, 2004


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

(2) As of February 23, 2004

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

(2) As of February 23, 2004

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

As of February 9, 2004, we issued 1,412,007 shares of our common stock to Ms. Streisfeld. This represents repayment of $105,000 of the amount owed. Based on a final payment of $35,000 due on January 1, 2004, we have agreed to issue Ms. Streisfeld an additional 210,000 shares of our common stock.

In January 2003, we retained a financial advisory firm, Knightsbridge Holdings, LLC as a business consultant to assist in a variety of areas relating to our financial, strategic and related development growth. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. In April 2003, the agreement was amended to extend the term of the agreement for a period of 12 months from January 6, 2003. The terms of the agreement, as amended in April 2003, are as follows: a monthly payment of $7,500 per month as of April 1, 2003; a monthly retainer of $10,000 per month as of September 1, 2003. We shall issue a warrant to purchase 2.99% or 526,400 shares of our common stock at 90% of the closing bid price on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to us and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by us. The sliding scale compensation is as follows: Equity Financing: (i) up to $250,000: $10,000 minimum fee; (ii) $250,001-500,000: $20,000 fee; (iii)$500,001
- $5,000,000: 8% of consideration; and (iv) $5,000,000 plus: $400,000 plus 1.5%
of consideration in excess of $5,000,000. Debt Financing: (i) up to $250,000:
$20,000 fee; (ii) $250,001-500,000: $30,000 fee; (iii)$500,001 - $5,000,000: 6%
of consideration; and (iii) $5,000,000 plus: $300,000 plus 3% of consideration in excess of $5,000,000. For any securities issued by or to us, 5% consideration in kind. For any merger or acquisition transaction, the compensation is as follows: (i) up to $500,000: $30,000 minimum fee; (ii) $500,001 - $5,000,000: 5%
of consideration; and (iii) $5,000,000 plus: $250,000 plus 3% of consideration in excess of $5,000,000. If the entity was not introduced by Knightsbridge, Knightsbridge shall only receive 50% of such compensation. The agreement also contained full rachet anti-dilution provisions. In connection with such provision , we issued 526,400 shares of our common stock. Knightsbridge has now waived such anti-dilution provisions.

In January 2003, we originated a promissory note with the Advantage Fund I, LLC, that has common management with Knightsbridge Holdings, LLC. The note was amended on July 2003 and October 16, 2003 increasing the maximum borrowing amount to $350,000, and $400,000, respectively, and extending the maturity date to December 31, 2004. On October 20, 2003, $200,000 of the promissory note was assigned to Alpha Capital Aktiengesellschaft, a non-related third party. On November 3, 2003, $50,000 of the promissory note was assigned to Gamma Opportunity Partners, L.P., a non-related third party

In April 2003, our Board of Directors passed a resolution to compensate our directors and officers an amount equal to 150,000 shares of our common stock on a quarterly basis.

In April 2003, we entered into a $1,000,000 Common Stock Purchase Agreement with an investment fund, the Advantage Fund I, LLC, that has common management with the financial advisory firm, Knightsbridge Holdings, LLC, ("the Purchaser"). The sale is for an aggregate installment payment purchase price of $1,000,000. The purchase price of the common stock is $.07 per share. The Purchaser is required to purchase the common stock in 20 equal installments of $50,000 each. In addition to the purchased stock, we shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $50,000 installment.

On April 4, 2003, Marshall Kanner resigned as our Chairman of our Board of Directors and Interim Chief Operating Officer and accepted the position of non-executive Vice Chairman and member of our Board of Directors. We authorized the issuance of 820,000 shares of our common stock in recognition of his past service and future services. Accordingly, we accrued salary compensation of $32,200 using the stock market and future services value of $.07 per share. Part of the issuance of the 820,000 shares included the issuance of 360,000 shares of our common stock to Mr. Kanner for future services. These shares shall vest on a pro-rata basis in 30,000 share increments each month beginning with April 2003 through March 2004.

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

         Dated: February 23, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                         TITLE                            DATE
                                      -----                            ----

         /s/ David Goldberg                               February 23, 2004
         ---------------------------  President, Principal Financial Officer,
                                      Principal Accounting Officer and Chairman
                                      of the Board of Directors
             DAVID GOLDBERG


         /s/ Steven Field              Director           February 23, 2004
         ---------------------------
             STEVEN FIELD


         /s/ Thad Kaplan               Director           February 23, 2004

         ---------------------------
             THAD KAPLAN


         /s/  Marshall Kanner            Director         February 23, 2004
         ---------------------------
             MARSHALL KANNER

                                CERTIFICATION OF
           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

         I, David Goldberg certify that:

         1. I have reviewed this annual report to Amendment No. 2 to Form 10-KSB of Championlyte Holdings, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Dated:     February 23, 2004

                             /s/ David Goldberg
                             --------------------------------------
                             Principal Executive Officer and
                             Principal Financial Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

              In connection with the accompanying annual report on Amendment No. 2 to Form 10-KSB of Championlyte Holdings, Inc. for the period ended December 31, 2002, David Goldberg, Principal Executive Officer and Principal Financial Officer of Championlyte Holdings, Inc. hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such amended Annual Report on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Amendment No. 2 to Form 10-KSB for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Championlyte Holdings, Inc.

          A signed original of this written statement required by Section 906 has been provided to Championlyte Holdings, Inc. and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.


              CHAMPIONLYTE  HOLDINGS,  INC.

         Dated:  February 23, 2004

         By: David Goldberg
         -------------------------------------
         Principal  Executive Officer and
         Principal  Financial  Officer