Form 10KSB
period 2003-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-03-31
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2003

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

REVENUES FOR YEAR ENDED DECEMBER 31, 2003: $410,351

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 29, 2004, WAS: $4,669,228

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 29, 2004 IS: 32,568,374

TRANSFER AGENT AS OF MARCH 29, 2004:

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

On December 3, 1999, Meridian changed its name to Meridian USA Holdings, Inc. On October 1, 2001, we changed our name to ChampionLyte Products, Inc. and on March 7, 2003 we changed our name to Championlyte Holdings, Inc.

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

We recently reformulated the sports drink with the sweetener Splenda(R), the trade name for Sucralose produced by McNeil Nutritionals, a Johnson & Johnson company. We also switched flavor houses, reduced sweetener levels, added flavor and took out preservatives. ChampionLyte(R) will continue to have no label warnings. The products that currently dominate the market have between 33 and 38 grams of sugar and up to 150 calories in a 20 ounce bottle. ChampionLyte(R), which is available in lemon-lime, orange, fruit punch, pink lemonade and blue raspberry, is a "no guilt" sports drink meaning it provides electrolyte replacement without sugar, fat, calories, preservatives or carbohydrates. ChampionLyte(R) is currently available at a limited number of the nation's mass-market retail locations as well as a limited number of governmental institutions.

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

We recently reacquired the Old Fashioned Syrup Company. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free syrup in three flavors, chocolate, strawberry and vanilla, pursuant to a license agreement with Cumberland Packing Corp. for the use of the Sweet 'N Low trademark for its syrup product.

SUPPLY ARRANGEMENTS

All raw materials for our products are purchased on an as needed basis to fulfill orders. Terms are net 30 days for all suppliers. Each component is purchased from different suppliers. As our inventory levels are depleted by production, we place additional orders with suppliers to keep inventory on hand.

CO-PACKING ARRANGEMENTS

We have finalized agreements with co-packers as of this date and we are researching logistics and geographics to determine where to set additional co-packing arrangements. We commenced our first product run on May 27, 2003 and continue to produce on a monthly basis. The two co-packers we currently work with cover the southeast and northeast of the United States. We have $1 million of liability insurance and the co-packers are responsible for their own liability insurance. The co-packer is paid according to the work they do for us.

We will continue to manufacture and bottle our products under co-packing arrangements. We are currently investigating additional regional co-packing facilities. This process involves us providing the co-packers with proprietary concentrates, formulas, and labels for our products. This work is performed on a per case basis cost.

We have chosen to operate through co-packing arrangements to enable us to produce and deliver our products without the capital costs required to build full-time production facilities. We need not pay employees during down-time in production or to invest capital in inventory or equipment.

We have already commenced our first full production run of all 5 flavors of 20 ounce 12 packs. In addition, we have produced 3 flavors of clear products for a mass merchandiser. Subsequent runs are being scheduled based upon sufficient inventory as well as new distributors being signed. In addition, we expect that further expansion will continue on a regional basis if sales volume increases both on an international and national level.

SALES

Using a distributor network, as well as our in-house sales team, we will utilize our relationship with previous distributors to recapture lost business due to lack of product availability to the market. We will aggressively seek new distributors to expand our business both nationally and internationally.

In order to attain a solid foundation, we will maximize our efforts towards the Southeast region of the United States. Once we have achieved this success, we can then replicate this sales model into other areas such as New York, New Jersey and Connecticut (Northeast). This approach will help us create the model needed to move forward towards our anticipated national distribution of our products.

Our product is distributed through a series of brokers and distributors. A broker, for a fee, will find customers to purchase products from the manufacturer. The broker will not take in product, but is merely a sales conduit. The distributor takes possession of the product and is responsible for payment of the product, whereby the broker, does not take possession of the product, nor is he responsible for payment, as the customer will pay the manufacturer directly. Our in-house sales team is composed of four people with extensive sales backgrounds. Our advertising efforts will be kept to a minimum until distribution is strengthened and our product is visible on shelves to consumers. Our contracts with distributors are all volumetric/performance based contracts.

TARGET CONSUMER

America's number one shopper is "Coach Mom" who buys for herself, her children, and her parents which is three generations of consumers. For Championlyte, the target consumer is the actual people involved in sports, and/or everyday outdoor activities, as well as all who are concerned with calorie intake and those on sugar restricted and/or weight loss diets. In addition, we have the diabetic community with 17 million known diabetics.

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

Our management believes that our products and our network of distributors should enable us to penetrate the retail and food service market. Through our food brokers, we are attempting to place our product in multiple supermarket locations, i.e. next to other sugared drink beverages, as well as health sections, dietetic and diabetic sections.

Our research indicates that no products exist in the market with the same qualities as Championlyte. Therefore, Championlyte would not destroy existing marketplace. Our product would increase sales, not replace sales.

PRIVATE LABEL/LICENSING

Private label opportunities have already presented themselves and others are being sought out. A private label opportunity is when another party wants to produce our product, but distribute it under another name. In addition, we are in the process of pursuing licensing opportunities both domestically and in the foreign markets.

MARKETING

Internal marketing will be done using a grass roots philosophy, with on sight sampling support, in store flyer programs, point of sales print and radio. In an ongoing effort to continue marketing our product, we will be attending trade shows and conventions, conducting in store promos and using collateral materials such as posters, flyers, sell sheets, etc.

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

SARA LEE LICENSE AGREEMENT

We have finalized a license agreement with Sara Lee for the use of the "Champion lyte" name. A lawsuit was commenced by Sara Lee against us. The details of the lawsuit are contained in the "Legal Proceedings" section of this document. On April 1, 2003, the parties to this case signed a settlement agreement. The settlement agreement provides that we will assign the "Champion lyte" trademark to Sara Lee and Sara Lee will grant us an exclusive license of the "Champion lyte" trademark for sugar-free sports drinks only in the United States, Canada and Mexico. The terms of the license agreement are for an initial term of five
(5) years and two renewal terms of (5) years each, subject to us meeting all minimum sales and royalty requirements. If we meet all requirements after the first 3 five year terms, the parties agree to negotiate in good faith for two additional five year terms. Minimum calendar year sales are as follows:

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

The suit alleged the defendants engaged in a fraudulent scheme to deprive us of our principal asset and primary source of revenue for grossly inadequate consideration (only $15,000) without notice of approval of our board of directors, without notice and approval of U.S. Bancorp Investments, Inc. (the holder of our preferred stock), as required by the terms of certain agreements and our amended articles of incorporation, without notice and approval by the shareholders at large as required by Florida statutes for sales of assets of a corporation other than in the regular course of business and in violation of the antifraud provisions of the Florida Securities Investor Protection Act.

On July 21, 2003, we reached a settlement with Inglobelvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji, John Doe #1 and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provided that Inglobelvest must deliver all shares of the Old Fashioned Syrup Company ("OFSC"), as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we paid Inglobalvest, Inc. the sum of $135,000 as follows: $20,000 upon execution of the settlement agreement and $115,000 on August 20, 2003. The $135,000 was based on the settlement figure of $125,000 plus an additional $10,000 paid pursuant to the section of the settlement agreement that allowed for a capital call to facilate the capital requirements of the Old Fashioned Syrup Company. As part of the settlement, we agreed to the following conditions: (i) Churchill Investments, Inc., which provides factoring for us, has agreed to assign its UCC-1 financing statement for the first $50,000 on our accounts receivable, equipment, inventory and general intangibles which it currently holds as security; (ii) issue a written statement which exculpates Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji from any fraudulent acts in the complaint; (iii) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each and Mr. Valleau will forfeit the balance of his unpaid salary and retire all stock options.

On August 20, 2003, all terms of the settlement agreement were satisfied and we reacquired the Old Fashioned Syrup Company.

BEVSYSTEMS INTERNATIONAL, INC.

We entered into a Strategic Marketing Agreement ("SMA") in January 2003 with BevSystems International, Inc. ("BEVI"), another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares of its common stock to us in an amount equal to $125,000 per month. We agreed to issue 50,000 shares of our restricted stock per month to BEVI under this agreement. These shares carry piggyback registration rights, which do not have an expiration date. We also agreed to pay BEVI up to $100,000 per month for services rendered by BEVI relating to the use of their beverage knowledge and distribution resources. Each entity was entitled to 50% of the profits derived from distributing the other firm's beverage product. Such agreement has been cancelled by the parties with no additional consideration due to either party. The agreement was cancelled on May 20, 2003. Under the SMA, Bevsystems was issued 50,000 shares of our common stock and we were issued 1,715,000 shares of Bevsystems common stock, which we subsequently transferred to two consultants in lieu of cash payment for services rendered. No money was exchanged pursuant to the SMA.

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

The suit alleged the defendants engaged in a fraudulent scheme to deprive us of our principal asset and primary source of revenue for grossly inadequate consideration (only $15,000) without notice of approval of our Board of Directors, without notice and approval of U.S. Bancorp Investments, Inc. (the holder of our preferred stock), as required by the terms of certain agreements and our Amended Articles of Incorporation, without notice and approval by the shareholders at large as required by Florida statutes for sales of assets of a corporation other than in the regular course of business and in violation of the antifraud provisions of the Florida Securities Investor Protection Act. The suit further alleged that Posner, acting in concert with Valleau, by and through InGlobalVest and its representatives devised a fraudulent plan to improperly and unlawfully strip us of our ownership and control of our valuable, wholly-owned subsidiary, the Syrup Company, as well as other valuable property, equipment and assets that were owned by the Syrup Company including long-term licensing agreements, specifically Cumberland Farms for the rights to name Sweet'N Low(R) worth hundreds of thousands of dollars.

On July 21, 2003, we reached a settlement with Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji, John Doe #1 and Christopher A. Valleau. We are still attempting to negotiate a settlement with Alan Posner. The settlement agreement provides that Inglobalvest must deliver all stock certificates in the Old Fashioned Syrup Company ("OFSC") as well as its books and records to our legal counsel by August 20, 2003. In consideration for this, we paid Inglobalvest, Inc. the sum of $135,000 as follows: $20,000 upon execution of the settlement agreement and $115,000 by no later than August 20,2003. The total payment of $135,000 was based on the settlement figure of $125,000 plus an additional $10,000 paid pursuant to the section of the settlement agreement that allowed for a capital call to facilitate the capital requirements of The Old Fashioned Syrup Company. As part of the settlement, we agreed to the following conditions: (i) Churchill Investments, Inc., which provides factoring for us, has agreed to assign its UCC-1 financing statement for the first $50,000 on our accounts receivable, equipment, inventory and general intangibles which it currently holds as security; (ii) issue a written statement which exculpates Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji from any fraudulent acts in the complaint; (iii) payment of $3,000 to Christopher A. Valleau in six equal monthly installments of $500 each and Mr. Valleau will forfeit the balance of his unpaid salary and retire all stock options. To date, we paid the full settlement amount. On August 20, 2003, all terms of the settlement agreement were satisfied and we reacquired the Old Fashioned Syrup Company.

On July 1, 2003, we received a letter from the attorney for Diabetes Research Institute Foundation, Inc. providing formal notice of termination of a license agreement that The Old Fashioned Syrup Company entered into and claiming that we owe the following pursuant to such license agreement: (i) an aggregate of $30,000 in base royalties for 2001, 2002 and 2003; (ii) 0.25% of net sales in 2001; 0.50% of net sales in 2002, of all products using the mark "Diabetes Research Institute," as well as late payment charges, which are at a rate of 3% above prime rate. We are presently negotiating a settlement of this claim.

Atico International USA, Inc. ("Atico") claims that we owe it a total of approximately at least $160,873.68 pursuant to an agreement dated February 27, 2002. We believe that we may have counterclaims that are capable of assertion against Atico which may operate as a set off to the claims of Atico. Although litigation has been threatened by Atico, the Company and Atico have been engaged in good faith settlement negotiations since in or about September 2003. Due to the uncertainty, risks, and costs associated with a possible contentious litigation proceeding, we are currently attempting to amicably resolve this dispute with Atico by offering Atico securities of the Company registered pursuant to a Form SB-2 Registration Statement in an amount equivalent to a value of approximately $90,000.00. No definitive settlement agreement has been reached with Atico at this time.

On or about July 20, 2003, Crook Printing Service, Inc. ("Crooks") filed a Complaint against us asking $7,047.94 in damages for alleged goods sold and/or services rendered by Crooks to us in Crooks Printing Service, Inc. v. ChampionLyte, Inc., Case No. 03003740 (County Ct., Broward County, Fla.). We filed a Motion to Dismiss, and eventually settled the case for $6,400.00 payable in four equal monthly installments of $1,600.00 commencing on October 1, 2003. We paid all the required payments due under the Settlement Agreement and the Complaint was dismissed with prejudice on February 5, 2004.

On October 16, 2003, Wainwright, Inc. ("Wainwright") obtained a Final Judgement for $24,000.00 against us in Wainwright, Inc. v. ChampionLyte Products, Inc. f/k/a Meridian USA Holdings, Inc., Case No. CA 03-01995 AD (Fla. Cir. Ct., Palm Beach County). We have engaged in good faith settlement negotiations with Wainwright in an attempt to compromise the Final Judgement. However, all settlement proposals have been summarily rejected by Wainwright, and we will have to pay the Judgement or be subject to various execution precedures by Wainwright.

On or about December 9, 2003, we were served with an Amended Complaint seeking $3,282.30 in damages for alleged breach of contract in Read Exhibition Companies
v. ChampionLyte, Inc., Case No. 2003 CC-021380 (County Ct., Palm Beach County Fla.). We negotiated a settlement which resulted in us agreeing to pay a total of $3,282.30, in monthly installments of $1,641.15 each commencing on February 1, 2004 and concluding on March 1, 2004. We made all of the required payments due under the settlement agreement and this action was dismissed, with prejudice, on February 10, 2004.

On or about January 7, 2004, Mark Streisfeld ("Streisfeld"), our former employee, officer and director, by and through his attorney, transmitted a demand letter to us requesting that we pay him a total of at least $140,000.00 in alleged salary owed to Mr. Streisfeld under an Employment Agreement with us. Specifically, Streisfeld contended that his Employment Agreement was for a term of three years commencing on January 6, 2003. We believe that Streisfeld's employment agreement is terminable at will by either party, and that Streisfeld would be entitled to receive a severance equivalent of two months base salary; provided, however, that he executes a release in favor of us. We memoralized the foregoing positions in a letter to counsel for Streisfeld dated January 9, 2004. To date, Streisfeld has failed to tender the required release to trigger our obligation to pay him the severance described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 30, 2004, our transfer agent records indicated that there were approximately 500 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "CPLY."

From inception until December 13, 1999, the shares traded under the symbol MDHG. On December 13, 1999, we changed our trading symbol to MUSD in connection with the change of our name to Meridian USA Holdings, Inc. In connection with the name change to ChampionLyte Products, Inc., we changed our trading symbol to CPLY. The following table sets forth the high and low bid prices for the common stock since the first quarter of 2002.


            YEAR     QUARTER                    HIGH             LOW

            2002     First                      0.85             0.40
            2002     Second                     0.70             0.35
            2002     Third                      0.45             0.12
            2002     Fourth                     0.45             0.04
            2003     First                      0.24             0.07
            2003     Second                     0.53             0.065
            2003     Third                      0.31             0.13
            2003     Fourth                     0.30             0.12
            2004     First (to March 29, 2004)  0.22             0.13


The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

We paid no dividends with respect to our common stock during 2003 and have no current intention to pay any dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-KSB and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements, and that in light of the significant uncertainities inherent in forward-looking statements the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based. Among the factors that may affect operating results are the following: success of our change in focus, competitive environment, and general economic conditions.

RESULTS OF OPERATIONS

Years Ended December 31,

                            2003          2002
                         ----------   ----------
Net Sales                $  410,351     $951,890
Cost of Goods Sold       $  335,999     $734,539
Gross Profit             $   74,352     $217,351
Selling, General and
Administrative
Expenses                 $2,631,306   $2,550,825



Revenues from operations during the year ended December 31, 2003 were $410,351 as compared to $951,890 for the year ended December 31, 2002. For the year ended December 31 2003, the Company recorded a one-time licensing revenue of $157,900 which is included in other income. The decrease in sales was due to our restructuring, including but not limited to, our whole management team as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations during the first six months of the year and did not begin shipping product until June 2003. We were reformulating our product and ceased distribution of the product until reformulation was complete. We reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future. We also re-acquired the Old Fashioned Syrup Company in August 2003. The operations of Old Fashioned Syrup Company have been included in our operating results for the year ended December 31, 2002 and the period August 20, 2003 (re-acquisition) to December 31, 2003.

Our gross profit margin went from 22% for this year ended December 31, 2002 to 18% for the year ended December 31, 2003. The reduction in our gross profit margin was a direct result of us reformulating our products.

Selling, general and administrative expenses increased from $2,550,825, for the year ended December 31, 2002 to $2,631,306 for the year ended December 31, 2003. The increase in selling, general and administrative expenses is primarily the result of increased consulting fees related to our increased sales and marketing efforts, as well as increased professional fees. These increases were primarily offset by decreases in salary and salary related expenses as well as decreases in advertising, marketing, rent and bad debt expenses.

The net result of these efforts was to increase the loss from operations before other income (expense)of $2,333,474 for the year ended December 31, 2002 to a loss of $2,556,954 for the year ended December 31, 2003.

Gain on forgiveness of trade payables amounted to $363,877 for the year ended December 31, 2003 compared to $0 for the year ended December 31, 2002. This relates to several trade payables that were settled for reduced amounts then had been previously recorded. The Company is still in negotiations with other vendor's in attempts to settle their payables.

Loss on impairment of intangibles amounted to $233,154 for the year ended December 31, 2003 compared to $0 for the year ended December 31, 2002. This resulted from the impairment of licensing agreements and goodwill acquired in the re-acquisition of the Old Fashion Syrup Company. As of December 31, 2003 the Company deemed these intangibles impaired and elected to expense the entire value of them.

Loss on disposal of fixed assets amounted to $15,815 as of December 31, 2003 compared to $0 for the year ended December 31, 2002. This related to several coolers that are no longer useable by the Company.

Interest and financing expense amounted to $602,259 for the year ended December 31, 2003 versus $16,728 for the year ended December 31, 2002. Included in interest expense for the year ended December 31, 2003 is $267,648 related to the beneficial conversion feature of the convertible promissory notes entered into by the Company and $294,264 in interest and financing expenses related to various notes payable.

On August 20, 2003, we reacquired the Old Fashioned Syrup Company by completing the terms of the settlement agreement to settle a lawsuit to receive all of the shares of the Old Fashioned Syrup Company which historically represented up to 90% of our revenues. Pursuant to the terms of the settlement agreement, we paid $135,000 and other consideration for the delivery of all of the outstanding shares in the Old Fashioned Syrup Company. We agreed to this amount in consideration for the loans made to Old Fashioned Syrup Company by the defendants in the lawsuit, the initial loan to us, as well as the restructuring efforts undertaken by the defendants during their tenure of management. The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free flavored syrup pursuant to a license agreement with Cumberland Packing Corp. for use of the Sweet 'N Low trademark for its syrup product. Since this agreement is finalized, we will have additional revenues as well as expenses from such business operations. As a result of the reacquisition, we reclassified our 2002 results of operations for the Old Fashioned Syrup Company from discontinued operations to continuing operations.

In addition, on April 1, 2003 a settlement agreement was entered into for a lawsuit filed against us in 2001 alleging that our trademark corporate name, ChampionLyte, violated the plaintiff's trademark. The terms of the settlement included granting us an exclusive license to use the ChampionLyte mark in connection with the sugar-free drinks in the United States, Mexico and Canada. A licensing agreement providing this mark was established for an initial five-year term, with two additional five-year terms at our option. It requires a royalty of three percent until sales reach $10,000,000 annually. The royalty then increases to five percent on all sales after sales reach $10,000,000 annually and six percent on all sales after sales reach $15,000,000 annually.

The net effect of reducing costs and renegotiating payables resulted in a net loss for the year ended December 31, 2003 of $2,898,192 to a net loss of $2,739,110 for the year ended December 31, 2002.

Basic and diluted earnings per share available to common shareholders was $(.36) for the year ended December 31, 2002 compared to $(.15) for the year ended December 31, 2003.

We have recently reached a verbal settlement, which will be memorialized in writing, with Velda Farms, LLC. Velda Farms agreed that it would dispose of the balance of the products/ingredients and hard packaging that it was holding without any liability to Championlyte. Furthermore, the $143,000 debt to Velda Farms is to be extinguished.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at December 31, 2003 was $2,761. We received financing through notes payable of $1,049,656, of which $135,000 was used for the reacquisition of the Old Fashioned Syrup Company and $911,966 was used for our operating activities.

Convertible notes at December 31, 2003, consist of promissory notes to an individual, an investment fund and three investment companies. Some of the owners of the investment fund are also shareholders of the company. The notes with the individual and the investment fund were for funds to be disbursed to satisfy obligations of the Company as needed.

Detailed matters regarding the notes payable are as follows:

The note with the individual was originated in April 2003 and the note with the investment fund was originated in January 2003. Both bear interest at a rate of 6.5% per annum and are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. The convertible note with the investment fund is $400,000 and is due December 31, 2004. During the year ended December 31, 2003, $148,273 of the funds borrowed under the note to the investment fund was converted into 1,412,122 shares of our common stock. In October and November 2003, the investment fund assigned $250,000 of the principal amount of the note to two unrelated third parties.

At December 31, 2003, amounts owed to the individual note holder aggregated $30,000, amounts owed to the investment fund aggregated $344,512 and amounts owed to two unrelated noteholders aggregated $250,000.

The note with the third investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of December 31, 2003, no payments have been made to the investment company and no amounts related to the cash flow provision were due.

On August 20, 2003, Old Fashioned entered into an agreement with a financial services company that has common management with the financial advisory firm for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in our accounts receivables and general intangibles.

On July 1, 2003, we entered into an agreement with a financial services company that has common management with the financial advisory firm for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in our accounts receivables and general intangibles.

At December 31, 2003, no amounts were due to the financial services company. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

At this time, we are actively seeking additional sources of capital that will enable us to achieve the long-term objectives of nationally marketing the product lines and new distribution system. There can be no assurance that this additional funding will become available. Should such funding not become available we may have to cease operations and liquidate.

FUTURE OUTLOOK

We have finalized our corporate restructure moving Championlyte into a beverage susidiary. We have taken all steps to improve our products and reduce costs by switching flavor houses, reducing sweetener levels, adding additional flavors and removing the preservatives. We reformulated the new product on July 30, 2003. We will continue to focus on the trends of the industry and continue to be innovative to grow our business. These additional changes will require additional financing for us and there can be no assurances that we will obtain any of the additional financing needed to accomplish our plans. If we are unable to secure additional financing to complete our restructuring and implement our plans, we may be forced to cease operations.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2003 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. The following is a description of those accounting policies believed by management to require subjective and complex judgments which could potentially affect reported results.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer. Management believes that adequate controls are in place to ensure compliance with sales arrangements, a substantial history of such performance has been established and historical returns and allowance have not been significant. If actual sales returns and allowances exceed historical amounts, the Company's sales would be adversely affected.

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining the Company's allowance for doubtful accounts based on historical collections experience, current economic trends and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. The Company's net income is directly affected by management's estimate of the collectibility of accounts receivable.

PROVISION FOR SLOW MOVING OBSOLETE INVENTORY

The Company values inventory at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company writes down its inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable then those projected by management, additional inventory write-downs may be required.

LONG-LIVED ASSETS

On a periodic basis, management assesses whether there are any indicators that the value of its long-lived assets may be impaired. An asset's value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

The Company is required to make subjective assessments as to whether there are impairments in the value of its long-lived assets and other investments. The Company's net income is directly affected by management's estimate of impairments. In determining impairment, if any, the Company has adopted SFAS No. 144.

ITEM 7. FINANCIAL STATEMENTS

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX
                                DECEMBER 31, 2003

                                                                                            Page Number
                                                                                            -----------
INDEPENDENT AUDITORS' REPORTS                                                               F-1 to F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet at December 31, 2003                                        F-3

         Consolidated Statement of Operations
           for the years ended December 31, 2003 and 2002                                       F-4

         Consolidated Statement of Changes in Stockholders' Deficiency
           for the years ended December 31, 2003 and 2002                                       F-5

         Consolidated Statement of Cash Flows
           for the years ended December 31, 2003 and 2002                                       F-6

         Notes to Consolidated Financial Statements                                         F-7 to F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders:
ChampionLyte Holdings, Inc.
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheet of ChampionLyte Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of ChampionLyte Holdings, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring consolidated losses from operations, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended December 31, 2002 were audited by another independent auditor whose report was dated March 20, 2003.

MASSELLA & ASSOCIATES, CPA, PLLC

Syosset, New York
March 26, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
ChampionLyte Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ChampionLyte Products, Inc. (formerly known as Meridian USA Holdings, Inc.) and subsidiaries as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChampionLyte Products, Inc. and subsidiaries, for the year ended December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ChampionLyte Products, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                /s/ Radin Glass & Co., LLP
                                                    Radin Glass & Co., LLP
                                                    Certified Public Accountants

New York, New York
March 20, 2003

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                  ASSETS

Current assets:
     Cash and cash equivalents                                                             $           2,761
     Accounts receivable, net                                                                         99,577
     Inventory                                                                                        47,507
     Prepaid expenses and other current assets                                                            25
                                                                                              ---------------
        Total current assets                                                                         149,870

Property and equipment, net                                                                              957
                                                                                              ---------------

        Total assets                                                                       $         150,827
                                                                                              ===============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                                      $         577,987
     Notes payable - related party                                                                    35,000
     Convertible notes payable                                                                       759,512
     Payroll taxes payable                                                                            72,544
     Accrued expenses and other current liabilities                                                  233,528
                                                                                              ---------------
        Total current liabilities                                                                  1,678,571
                                                                                              ---------------

Series II redeemable convertible preferred stock, par value $.01 - authorized
     8,500 shares, 0 shares issued and outstanding (liquidation value $0)                                  -
                                                                                              ---------------

Commitments and contingencies (Note 12)

Stockholders' deficiency:
     Series I convertible preferred stock,  par value $1.00  -  authorized
          100,000 shares, 0 shares issued and outstanding                                                  -
     Series III blank check preferred stock,  par value $1.00  -  authorized
          500,000 shares, 0 shares issued and outstanding                                                  -
     Series IV convertible preferred stock,  par value $1.00  -  authorized
          250,000 shares, 100,000 shares issued and outstanding  (liquidation value $100,000)        100,000
     Common stock, par value $.001 - authorized 200,000,000 shares,
        30,871,645 shares issued and outstanding                                                      30,872
     Additional paid-in capital                                                                   15,706,706
     Unearned services                                                                              (153,800)
     Deferred compensation                                                                          (106,975)
     Accumulated deficit                                                                         (17,104,547)
                                                                                              ---------------
        Total stockholders' deficiency                                                            (1,527,744)
                                                                                              ---------------

        Total liabilities and stockholders' deficiency                                        $      150,827
                                                                                              ===============

                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                                  ------------------------------
                                                                      2003             2002
                                                                  ------------      ------------
Net sales                                                         $    410,351      $    951,890

Cost of goods sold                                                     335,999           734,539
                                                                  ------------      ------------

Gross profit                                                            74,352           217,351

Selling, general and administrative                                  2,631,306         2,550,825
                                                                  ------------      ------------

Loss from operations                                                (2,556,954)       (2,333,474)

Other income (expenses):

Licensing revenue                                                      157,900                --
Gain on forgiveness of trade payables                                  363,877                --
Loss on impairment of intangibles                                     (233,154)               --
Loss on disposal of fixed assets                                       (15,815)               --
Interest and financing expense                                        (602,259)          (16,728)
Other income (expense)                                                 (11,787)               --
Investment income                                                           --            11,732
Gain on sale of investments                                                 --            10,860
                                                                  ------------      ------------

Other income (expenses), net                                          (341,238)            5,864
                                                                  ------------      ------------

Net loss from continuing operations before income tax expense       (2,898,192)       (2,327,610)
Income tax expense                                                          --                --
                                                                  ------------      ------------
Net loss                                                          $ (2,898,192)     $ (2,327,610)
                                                                  ------------      ------------
Series II deemed preferred dividends                                        --          (411,500)
                                                                  ------------      ------------
Net loss available to common shareholders                         $ (2,898,192)     $ (2,739,110)
                                                                  ============      ============
Basic and Diluted Earnings (Loss) Per share                       $      (0.15)     $      (0.36)
                                                                  ============      ============

Weighted average number of common shares
  outstanding - basic and diluted                                   19,824,491         7,528,861
                                                                  ============      ============

                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                          Series IV
                                                                           Common Stock          Convertible Preferred Stock
                                                                    -------------------------     -------------------------
                                                                      Shares         Amount         Shares         Amount
                                                                    ----------     ----------     ----------     ----------
Balance at December 31, 2001                                         7,501,399     $    7,502             --     $       --

Issuance of options for services                                            --             --             --             --

Amortization of deferred compensation                                       --             --             --             --

Effect of change in fair value of available-for-sale securities             --             --             --             --

Exercise of options                                                     58,000             58             --             --

Net loss                                                                    --             --             --             --
                                                                    ----------     ----------     ----------     ----------

Balance at December 31, 2002                                         7,559,399          7,560             --             --

Conversion of Series II redeemable convertible preferred stock       5,453,915          5,454             --             --

Issuance of shares for services rendered                            11,506,585         11,506             --             --

Issuance of shares for settlements of amounts due                    1,751,125          1,751             --             --

Issuance of shares for compensation                                  2,187,665          2,188             --             --

Issuance of shares for directors' fees                                 550,000            550             --             --

Issuance of shares in consideration of convertible note payable        400,000            400             --             --

Exercise of convertible notes payable to common stock                1,412,122          1,412             --             --

Exercise of stock options                                               50,834             51             --             --

Issuance of stock options for services                                      --             --             --             --

Beneficial conversion feature of convertible notes payable                  --             --             --             --

Amortization of unearned services                                           --             --             --             --

Amortization of deferred compensation                                       --             --             --             --

Warrants issued for services rendered                                       --             --             --             --

Warrants issued in settlement of amounts due                                --             --             --             --

Conversion of convertible notes payable to preferred stock                  --             --        100,000        100,000

Net loss                                                                    --             --             --             --
                                                                    ----------     ----------     ----------     ----------

Balance at December 31, 2003                                        30,871,645     $   30,872        100,000     $  100,000
                                                                    ==========     ==========     ==========     ==========

                                                                    Additional                                         Unrealized
                                                                      Paid-in        Deferred         Unearned      Gain on Certain
                                                                      Capital      Compensation       Services        Investments
                                                                    -----------     -----------      -----------      -----------
Balance at December 31, 2001                                        $ 4,926,058     $   (91,602)     $        --      $    12,681

Issuance of options for services                                         50,000         (33,333)              --               --

Amortization of deferred compensation                                        --         124,935               --               --

Effect of change in fair value of available-for-sale securities              --              --               --          (12,681)

Exercise of options                                                       3,492              --               --               --

Net loss                                                                     --              --               --               --
                                                                    -----------     -----------      -----------      -----------

Balance at December 31, 2002                                          4,979,550              --               --               --

Conversion of Series II redeemable convertible preferred stock        8,224,273              --               --               --

Issuance of shares for services rendered                              1,100,393              --         (820,348)              --

Issuance of shares for settlements of amounts due                       315,660              --               --               --

Issuance of shares for compensation                                     201,271        (123,750)              --               --

Issuance of shares for directors fees                                    79,450              --               --               --

Issuance of shares in consideration of convertible note payable          61,600              --               --               --

Exercise of convertible notes payable to common stock                   210,407              --               --               --

Exercise of stock options                                                 3,283              --               --               --

Issuance of stock options for services                                  108,500        (108,500)              --               --

Beneficial conversion feature of convertible notes payable              267,648              --               --               --

Amortization of unearned services                                            --              --          666,548               --

Amortization of deferred compensation                                        --         125,275               --               --

Warrants issued for services rendered                                   150,671              --               --               --

Warrants issued in settlement of amounts due                              4,000              --               --               --

Conversion of convertible notes payable to preferred stock                   --              --               --               --

Net loss                                                                     --              --               --               --
                                                                    -----------     -----------      -----------      -----------

Balance at December 31, 2003                                        $15,706,706     $  (106,975)     $  (153,800)     $        --
                                                                    ===========     ===========      ===========      ===========

                                                                                         Total
                                                                    Accumulated       Stockholders'
                                                                      Deficit          Deficiency
                                                                    ------------      ------------
Balance at December 31, 2001                                        $(11,878,745)     $ (7,024,106)

Issuance of options for services                                              --            16,667

Amortization of deferred compensation                                         --           124,935

Effect of change in fair value of available-for-sale securities               --           (12,681)

Exercise of options                                                           --             3,550

Net loss                                                              (2,327,610)       (2,327,610)
                                                                    ------------      ------------

Balance at December 31, 2002                                         (14,206,355)       (9,219,245)

Conversion of Series II redeemable convertible preferred stock                --         8,229,727

Issuance of shares for services rendered                                      --           291,551

Issuance of shares for settlements of amounts due                             --           317,411

Issuance of shares for compensation                                           --            79,709

Issuance of shares for directors fees                                         --            80,000

Issuance of shares in consideration of convertible note payable               --            62,000

Exercise of convertible notes payable to common stock                         --           211,819

Exercise of stock options                                                     --             3,334

Issuance of stock options for services                                        --                --

Beneficial conversion feature of convertible notes payable                    --           267,648

Amortization of unearned services                                             --           666,548

Amortization of deferred compensation                                         --           125,275

Warrants issued for services rendered                                         --           150,671

Warrants issued in settlement of amounts due                                  --             4,000

Conversion of convertible notes payable to preferred stock                    --           100,000

Net loss                                                              (2,898,192)       (2,898,192)
                                                                    ------------      ------------

Balance at December 31, 2003                                        $(17,104,547)     $ (1,527,744)
                                                                    ============      ============

                 See notes to consolidated financial statements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                                         ----------------------------
                                                                                            2003              2002
                                                                                         -----------      -----------
Cash flows from operating activities:
    Net loss                                                                             $(2,898,192)     $(2,327,610)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                                       58,365           23,712
          Loss on disposal of equipment                                                       15,815          128,814
          Impairment charges for intangibles                                                 233,154               --
          Common stock, options and warrants issued for services and financing             1,809,225           53,550
    Changes in operating assets and liabilities:

       (Increase) decrease in accounts receivable                                            (63,959)          33,766
       Decrease in other receivables                                                              --          100,000
       Increase in inventory                                                                 (47,507)              --
       Increase in advances                                                                       --            2,115
       (Increase) decrease in prepaid expenses and other current assets                       (4,750)          41,567
       Increase in deposits                                                                       --           11,246
       (Decrease) increase in accounts payable                                              (150,514)         713,144
       Decrease in due to factor                                                             (23,369)              --
       Increase in payroll taxes payable                                                      72,544               --
       Increase in accrued expenses and other current liabilities                             87,222           60,030
                                                                                         -----------      -----------
Net cash used in operating activities                                                       (911,966)      (1,159,666)
                                                                                         -----------      -----------

Cash flows from investing activities:
       Cash paid for acquisition of Old Fashioned                                           (135,000)              --
       Proceeds from sale of marketable securities                                                --          990,279
                                                                                         -----------      -----------
Net cash (used in) provided by investing activities                                         (135,000)         990,279
                                                                                         -----------      -----------

Cash flows from financing activities:
       Proceeds from notes payable                                                           549,264               --
       Operating expenses paid through convertible notes payable                             500,392               --
       Proceeds from related party loans                                                          --          140,000
                                                                                         -----------      -----------
Net cash provided by financing activities                                                  1,049,656          140,000
                                                                                         -----------      -----------

Net increase (decrease) in cash                                                                2,690          (29,387)

Cash, beginning of year                                                                           71           29,458
                                                                                         -----------      -----------

Cash, end of year                                                                        $     2,761      $        71
                                                                                         ===========      ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
    Interest expense                                                                     $        --      $        --
                                                                                         ===========      ===========
    Income taxes                                                                         $        --      $        --
                                                                                         ===========      ===========

Noncash investing and financing activities:
    Conversion of redeemable convertible preferred stock
        to common stock                                                                  $ 8,229,727      $        --
                                                                                         ===========      ===========
    Issuance of common stock for settlements of amounts due                              $   299,109      $        --
                                                                                         ===========      ===========
    Assets derived through proceeds from notes payable                                   $   (35,546)     $        --
                                                                                         ===========      ===========
    Conversion of convertible notes to Series IV Preferred Stock                         $   100,000      $        --
                                                                                         ===========      ===========
    Issuance of common stock for services to be provided                                 $   820,348      $        --
                                                                                         ===========      ===========
    Issuance of options for services to be provided                                      $   232,250      $        --
                                                                                         ===========      ===========
    Issuance of common stock due to options exercised                                    $     3,334      $        --
                                                                                         ===========      ===========
    Conversion of convertible notes payable to common stock                              $   148,273      $        --
                                                                                         ===========      ===========

                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

Championlyte Holdings, Inc. (the "Company") markets sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name as well as sugar-free, fat-free, cholesterol-free, flavored syrups through its subsidiary, The Old Fashioned Syrup Company, Inc. ("Old Fashioned"). Both of these products are sold to retailers and food service customers throughout the United States.

In December 2002, a 67% ownership interest in Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002. As a consequence of losing control of such business the Company recorded Old Fashioned as a discontinued business. In July 2003, the Company entered into a Settlement Agreement that returned the 67% ownership interest in Old Fashioned to the Company, which became effective August 20, 2003 for $135,000. The acquisition was accounted for under the purchase method of accounting (see Note 5).

On March 18, 2003, the Company amended its Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 40,000,000 to 200,000,000 shares, and it's preferred stock authorized from 100,000 shares to 2,000,000 shares.

On March 25, 2003, the Company created a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

b. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions.

c. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2003.

d. Marketable securities - Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income (loss), which is a component of stockholders' deficiency. During 2002 all marketable securities were sold at a gain.

e. Accounts Receivable - Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining the Company's allowance for doubtful accounts based on historical collections experience, current economic trends and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

f. Inventory - The Company values inventory at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company writes down its inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable then those projected by management, additional inventory write-downs may be required. At December 31, 2003, inventory of $47,507 consisted of finished goods.

g. Property and equipment - Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the appropriate lease.

h. Intangible assets - Intangible assets consisted of goodwill and a license agreement. The capitalized costs of the assets were based on their current market value at the time of the acquisition. Goodwill was not amortized. The license agreement was amortized on a straight-line basis over ten years. Goodwill valuations have historically been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


i. Revenue recognition - Revenue is recognized according to the terms of the sale arrangement, which is customarily when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer. Management believes that adequate controls are in place to ensure compliance with sale arrangements, a substantial history of such performance has been established and historical returns and allowance have not been significant. If actual sales returns and allowances exceed historical amounts, the Company's sales would be adversely affected.

j. Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2003 and 2002 amounted to $201,838 and $290,647, respectively.

k. Shipping and handling costs - Pursuant to EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," shipping and handling costs incurred by the Company are included in cost of sales. For the years ended December 31, 2003 and 2002, shipping and handling costs were $33,165 and $106,145, respectively. The Company does not currently bill customers for shipping and handling costs.

l. Income taxes - Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

m. Net loss per share - Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities.

n. Concentration of risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

o. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, inventory, accounts payable, accrued expenses and debt approximate fair value based on the short-term maturity of these instruments or interest rates that approximate market.

p. Long-Lived Assets - On a periodic basis, the Company assesses whether there are any indicators that the value of its long-lived assets may be impaired. An asset's value is considered impaired only if the Company's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset. Such cash flow projections consider factors such as expected future operating income, business plans, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

q. Stock-based compensation - The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prospectively for all awards granted, modified, or settled during the year ended December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) issued in December 2002. SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), the alternative method of accounting, under SFAS No. 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


r. Comprehensive income - The Company has adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficiency and in the balance sheet as a component of stockholders' deficiency.

s. Product liability - Accruals for product liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. Receivables for insurance recoveries related to product liability related claims are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. At December 31, 2003, there were no product liability accruals necessary.

t. Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. At December 31, 2003, the Company's accumulated deficit was $17,104,547 and its working capital deficiency was $1,528,701. For the years ended December 31, 2003 and 2002, the Company had a net loss of $2,898,192 and $2,327,610, respectively.

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

During fiscal 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" (FIN No. 45"). FIN No. 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information. FIN No. 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accountant Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections on SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

On August 20, 2003, the Settlement Agreement was executed and the Company acquired the common stock of Old Fashioned for $135,000, plus transaction fees of $75,617, making Old Fashioned a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $133,421, which has been allocated to goodwill. The acquisition cost was allocated as follows:

           Historical book value of net assets acquired $ 77,196 Excess of the purchase price over the fair
                    value of the net assets                  133,421
                                                            --------
                                                            $210,617
                                                            ========


The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the twelve months ended December 31, 2003 and 2002 assuming the merger occurred on January 1, 2003 and 2002, respectively, is as follows:

                                           2003             2002
           Net sales                   $    777,554     $    951,890
                                       ============     ============
           Net loss                    $ (3,050,606)    $ (2,327,610)
                                       ============     ============
           Basic loss per share        $       (.15)    $       (.31)
                                       ============     ============
           Weighted average shares       19,824,491        7,528,861
                                       ============     ============


These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or 2002, or the future results of operations.

As a result of the acquisition of Old Fashioned in 2003, the results of operations for Old Fashioned for the year ended December 31, 2002, previously reported in discontinued operations, has been reclassified and included in loss from continuing operations.


NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following components at December 31, 2003:

              Trade receivables                         $ 104,577
              Less: Allowance for doubtful accounts        (5,000)
                                                        ---------
                                                        $  99,577
                                                        =========

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


There was a $5,000 increase in the Company's allowance for doubtful accounts during the year ended December 31, 2003.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of goodwill and a license agreement. The capitalized costs of the assets were based on their current market value at the time of the acquisition of Old Fashioned. Goodwill was not amortized. The licensing agreement was amortized on a straight-line basis over ten years.


                                   IMPAIRMENT

Subsequent to the acquisition of Old Fashioned, the Company performed its annual assessment of its long-lived assets to determine whether there were any indicators that the value of its intangible assets may be impaired. Based upon management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the intangible assets over its remaining useful lives, it was determined that the assets of Old Fashioned as a reporting unit were impaired. Based upon the assessment, the Company recorded a one-time non-cash charge of $233,154 to write off the carrying value of $133,421 for goodwill and $99,733 for the license agreement. Management's evaluation reflects that Old Fashioned is not currently producing and has not produced significant revenues to sustain its cost of operations. The impairment charge also reflects the fact that Old Fashioned is not currently in compliance with the provision of its license agreement. As such, the license agreement is subject to termination. In addition, the Company's lack of working capital may not enable it to support Old Fashioned cash flows in the future.


                                LICENSE AGREEMENT

In connection with the acquisition of Old Fashioned, the Company reacquired a ten year license agreement, effective January 20, 1999, and as amended in September 1999, with Cumberland Packing Corp. ("Cumberland") for the right to use their "Sweet `N Low" trademark in order to market Old Fashioned's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products. The license agreement has an initial term of ten years, expiring December 31, 2008. The Company has the right to renew the agreement for two additional seven-year terms, so long as the Company is not in default under the agreement. The agreement contains minimum royalties and minimum advertising capital requirements during each year of term, as determined on a calendar year basis. As of December 31, 2003, the Company has not met the minimum advertising capital requirement under the agreement. As such, Cumberland has the right to terminate the license.

Amortization expense related to the license agreement amounted to $5,864 for the year ended December 31, 2003.

In September 1999, the agreement was amended to delete a provision under which Cumberland had been granted a right to either match any offer to sell the Company's shares or receive 10% of the proceeds from any such sale. In lieu thereof, the Company granted Cumberland warrants to purchase 350,000 shares of the Company's common stock at an exercise price per share equal to the greater of $2.50, or 50% of the average closing trading price during the 20 day period prior to the exercise. The warrants expire December 31, 2008. The fair value of the warrants using the Black-Scholes Option Pricing Model was $176,000 and was recorded as licensing agreement. The warrant agreement contains anti-dilution provisions, such that the number of warrants issuable to Cumberland would result in Cumberland obtaining shares of the Company's common stock constituting 6.2893% of the Company's common stock and common stock equivalents outstanding as of the date of exercise of the warrant. As a result of the change in ownership of Old Fashioned in December 2002, the Company does not believe it is subject to the anti-dilution provisions contained in the warrant.


NOTE 8 - PROPERTY AND EQUIPMENT

The property and equipment consists of the following:

                                                  Useful life

               Website                              3 years    $   11,017
               Less: accumulated depreciation                     (10,061)
                                                               ------------
                                                               $      956
                                                               ============


Total depreciation expense for the years ended December 31, 2003 and 2002 was $10,512.

During the year ended December 31, 2003, the Company disposed of coolers that were no longer in use. These assets had a net book value of $15,815 at December 31, 2003. The loss on disposal of $15,815 is included in other income (expense) on the accompanying consolidated statements of operations for the year ended December 31, 2003.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes at December 31, 2003, consist of promissory notes to an individual, an investment fund and three investment companies. Some of the owners of the investment fund are also shareholders of the company. The notes with the individual and the investment fund were for funds to be disbursed to satisfy obligations of the Company as needed.

The note with the individual was originated in April 2003 and the note with the investment fund was originated in January 2003. Both bear interest at a rate of 6.5% per annum and are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. In July 2003, the Company amended its convertible note with the investment fund by increasing the amount of the note to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the convertible note amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. During the year ended December 31, 2003, $148,273 of the funds borrowed under the note to the investment fund was converted into 1,412,122 shares of the Company's common stock. In October and November 2003, the investment fund assigned $250,000 of the principal amount of the note to two unrelated third parties ("Alpha" and "Gamma"). In connection with the assignment, all security granted by the Company to the investment fund, Alpha and Gamma will be securitized proportionately based on each party's respective interest in the note.

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

Pursuant to the terms of the notes, the Company was to have filed a registration statement with the SEC on or before February 6, 2003 that was required to have been declared effective on or before April 6, 2003 and remain effective until the maturity date of the notes. Since the Company defaulted on this provision of the notes, the holders may accelerate the due date of the notes. In October 2003, in order to induce the investment fund, Alpha and Gamma to forego from exercising their rights to accelerate the due date of the notes and as security for the repayment of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures. The investment fund, Alpha and Gamma agreed to forebear for 180 days from October 20, 2003 the exercise of any of their rights under the notes with respect to the non-registration, so long as the Company is not in default under the provisions of the Security Agreement and the other provisions of the notes.

At December 31, 2003, amounts owed to the individual note holder aggregated $30,000, amounts owed to the investment fund aggregated $344,512 and amounts owed to two unrelated noteholders aggregated $250,000. Accrued interest of $1,300, $14,273 and $2,708 due to the individual, investment fund and investment companies, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The beneficial conversion feature of the above convertible notes for the year ended December 31, 2003 amounted to $267,648 and is included in interest and financing expense in the accompanying consolidated statements of operations.

The note with the third investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see note 5). The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of December 31, 2003, no payments have been made to the investment company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the Company agreed to issue a total of 1,400,000 shares of its common stock to the investment company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. The shares have been valued at $0.155 per share. As of December 31, 2003, the Company has recorded $62,000 as interest and financing expense related to this agreement and the investment company was issued 400,000 shares of the Company's common stock. Accrued interest of $3,037 is included in accrued expenses in the accompanying consolidated balance sheet.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 10 - FACTORING

On August 20, 2003, Old Fashioned entered into an agreement with a financial services company that has common management with the financial advisory firm (see Note 13) for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in the Company's accounts receivables and general intangibles.

On July 1, 2003, the Company entered into an agreement with a financial services company that has common management with the financial advisory firm (see Note
13) for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in the Company's accounts receivables and general intangibles.

At December 31, 2003, no amounts were due to the financial services company.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003:

                         Professional fees     $ 63,830
                         Salaries                52,754
                         Interest                21,318
                         Royalties               21,250
                         Other                   74,376
                                               --------
                                               $233,528
                                               ========


NOTE 12 - COMMITMENTS AND CONTINGENCIES

                                OPERATING LEASES

The Company has canceled all operating leases as of December 31, 2002. The Company rented and shared office space with the financial advisory firm on a month-to-month basis at $1,750 per month. In November 2003, the Company entered into a new lease agreement and relocated their office space. The new agreement requires rental payments of $2,000 per month beginning November 2003 for a period of one year. Total rent expense for the years ended December 31, 2003 and 2002 were $23,900, and $67,240, respectively.


                                LACK OF INSURANCE

The Company has not maintained any workman's compensation and disability insurance as of December 31, 2003. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.


                                  PAYROLL TAXES

As of December 31, 2003, the Company owes approximately $73,000 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.


                          CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2003, the Company had two customers whose sales represented 17.0% and 10.6%, respectively, of the Company's net sales. Another customer accounted for more than 10% of the Company's accounts receivable at December 31, 2003. During the year ended December 31, 2003, all sales generated by the Company were from customers located within the United States and all assets held by the Company were located within the United States.

Two co-packers currently produce all of the Company's products. If any of these co-packers were to terminate or fail to renew the Company's contract, or have difficulties in producing beverages for the Company, the ability to produce products may be temporarily negatively affected.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                   SETTLEMENTS

During the year ended December 31, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $351,000. The Company has included approximately $253,000 in accounts payable at December 31, 2003 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessment. During the year ended December 31, 2003, the Company issued 25,000 shares of its common stock valued at approximately $3,750 and made cash payments of approximately $66,000 in settlement of certain actions.

Subsequent to the year ended December 31, 2003, the Company entered into settlement agreements with certain vendors. In connection with these settlement agreements, the Company is required to pay approximately $70,000 in cash.

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

Royalties owed as of December 31, 2003 of $11,250 are included in accrued expenses in the accompanying consolidated balance sheet.

In addition to the aforementioned, the Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.


NOTE 13 - STOCKHOLDERS' DEFICIENCY


                          CONVERTIBLE PREFERRED STOCK

On September 12, 2003, the Company amended its articles of incorporation to authorize the increase in preferred stock from 1,000,000 to 2,000,000 shares and to increase the par value to $1.00, except for 8,500 shares of Series II which have a par value of $.01, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders.

The Company has designated the preferred stock into the following Series:

(i) Series I: 100,000 shares of convertible preferred stock. Each outstanding share of Series I Preferred Stock was convertible into 330 shares of common stock. In December 2001 the Series I Preferred Stock was converted into 1,155,000 shares of the Company's common stock.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


(ii) Series II: On June 16, 2000, the Company amended its articles of incorporation to designate Series II Convertible Preferred Stock ("Series II"). The Series II preferred dividends entitled the holder to a preferred dividend based upon 5% per annum of the liquidation value. Initially the holder could convert each preferred share into the Company's common stock based upon a $1.70 conversion price. The conversion price could be adjusted one year from the date of issuance. Subsequent to the one-year period, the holder could convert the preferred shares into common stock of the Company at a conversion price of the lower of $1.70 or the average of the closing prices of the common stock for the ten-day period ending one year from the date of issuance. Additionally, these shares had the right of mandatory redemption ten years from the date of issuance.

During the quarter ended June 30, 2003, the holders of the Series II preferred stock waived all preferred dividends due and in the future, and agreed to a fixed conversion price of $1.50 to convert to common stock.

During the year ended December 31, 2003, all holders of the Series II redeemable convertible preferred stock exercised their option and converted 8,229 shares of preferred stock into 5,453,915 shares of common stock pursuant to the preferred stock covenants.

(iii) Series III: On September 12, 2003, the Company amended its articles of incorporation and created 500,000 shares of Blank Check Series III Preferred Stock ("Series III"), $1.00 par value.

The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series. At December 31, 2003, there were no Series III preferred stock issued and outstanding.

(iv) Series IV: On September 12, 2003, the Company amended its articles of incorporation and created 250,000 shares of Series IV convertible Preferred Stock ("Series IV"), $1.00 par value. Each share of the Series IV preferred stock is convertible into one share of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company intends to amend its articles of incorporation such that the Series IV preferred stock will be convertible into the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

During the year ended December 31, 2003, the Company entered into two agreements with Triple Crown Consulting, Inc., a partner in the investment fund, whereby the Company agreed to exchange two $50,000 Series B Convertible Promissory Notes between Triple Crown Consulting, Inc. and the Company for funding operations of the Company. During the year ended December 31, 2003, the convertible notes were exchanged for 100,000 shares of Series IV preferred stock, valued at $100,000.


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


                         ISSUANCE OF STOCK FOR SERVICES

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, were amended in April 2003 and are as follows; (i) a monthly payment of $10,000 per month is due the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, (ii) the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price exercisable for five years, (iii) various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and (iv) the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. During the year ended December 31, 2003, the fair value of the warrant using the Black-Scholes Option Pricing Model was $115,808 and has been recorded as consulting expense. The agreement also contained full ratchet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $36,848. The firm subsequently agreed to waive the anti-dilution provision of the agreement going forward. In February 2004, in accordance with the warrant the firm exercised their right to purchase 342,160 shares of the Company's common stock. During the year ended December 31, 2003, in accordance with the contract, the firm was also compensated $13,560 for equity and debt financings, which has been recorded as a financing expense.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby fees may be due and payable to the business consulting firm for transactions consummated within the subsequent twelve months following the termination of the agreement. The Company issued 400,000 shares of common stock, valued at $44,000, in lieu of cash compensation. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company issued an additional 1,000,000 shares of the Company's common stock, valued at $90,000. During the year ended December 31, 2003, the Company expensed $104,000 related to these agreements.

In February 2003, the Company entered into an agreement with an individual who is an employee of a shareholder. The agreement is for a term of one year and, as compensation, the Company has issued 125,000 shares of the Company's common stock, valued at $13,750 per share, in consideration for consulting services provided and to be provided. During the year ended December 31, 2003, the Company expensed $13,750 related to this agreement.

In March 2003, the Company entered into an agreement wherein the Company agreed to issue 300,000 shares of the Company's common stock at a market value of $21,000, for legal services provided and to be provided. As of December 31, 2003, all 300,000 shares have been issued and the Company expensed $21,000.

In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 150,000 shares of the Company's common stock with an exercise price of $0.12 per share, which expire two years from the date of issuance. The fair value of the warrants using the Black-Scholes Option Pricing Model was $19,500 and is being amortized to consulting expense over the term of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $3,450. As of December 31, 2003, the consultant is owed an additional 15,000 shares of the Company's common stock. The additional shares owed, valued at $2,850, are included in accrued expenses in the accompanying consolidated balance sheet. During the year ended December 31, 2003, the Company expensed $12,646 related to the agreement.

In April 2003, the Company entered into an agreement with a consultant for business planning services. The term of the agreement is for a one-year period. As consideration for the consultant's services to be rendered the Company issued 2,000,000 shares of the Company's common stock valued at $160,000. During the year ended December 31, 2003, the Company expensed $120,000 related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $70,000. During the year ended December 31, 2003, the Company expensed $52,500 related to this agreement.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


In April 2003, the Company entered into an agreement with a consultant for dissemination of information services for a period of thirteen months. In exchange for the services to be rendered, the consultant received 600,000 shares of the Company's common stock valued at $48,000. This resulted in the Company expensing $48,000 related to this agreement for the year ended December 31, 2003.

In April 2003, the Company entered into an agreement with a consultant for business planning services for a one-year period. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $80,000. During the year ended December 31, 2003, the Company expensed $53,333 related to this agreement.

In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $17,101 for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $25,200 per share for future services. The additional shares will vest in 30,000 share increments per month through March 2004. During the year ended December 31, 2003, the Company expensed $18,900.

In April 2003, the Company entered into an agreement with a consultant for marketing services under the 1934 Exchange Act for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $90,000, which was non-refundable. During the year ended December 31, 2003, the Company expensed $90,000 related to this agreement.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of the common stock on a quarterly basis. During the year ended December 31, 2003, the Company issued 550,000 shares of its common stock as compensation for services provided by its directors and the officer. As of December 31, 2003, the directors and officer are owed an additional 150,000 shares of the Company's common stock. The additional shares owed, valued at $21,000, are included in accrued expenses in the accompanying consolidated balance sheet. The Company expensed $101,000 related to these issuances during the year ended December 31, 2003.

In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The terms of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500 for each party. As of December 31, 2003, each party is owed an additional 50,000 shares of the Company's common stock. The additional shares owed, valued at $9,500 for each party, are included in accrued expenses in the accompanying consolidate balance sheet. During the year ended December 31, 2003 the Company expensed $39,249 related to these agreements.

In June 2003, the Company issued 10,000 shares of its common stock in lieu of cash payment for consulting services provided. The shares were valued at $2,800 and were fully expensed during the year ended December 31, 2003.

In July 2003, the Company entered into a one-year advertising agreement with an advertising firm for services to be provided beginning August 1, 2003. The Company agreed to an annual fee of $50,000 to be paid in the Company's common stock. During the year ended December 31, 2003, the Company issued the advertising firm 185,185 shares of its common stock as payment for the annual fee. During the year ended December 31, 2003, the Company expensed $16,667 related to this agreement.

During the year ended December 31, 2003, the Company issued 1,325,000 shares of its common stock to two consultants in lieu of cash payment for consulting service provided. The shares were valued at $214,750 and were fully expensed during the year ended December 31, 2003.


                        ISSUANCE AND EXCHANGE AGREEMENT

In April 2003, the Company entered into an agreement with a corporation, which is under the ownership of shareholders of the Company. The shareholders of the corporation agreed to convert their convertible preferred stock into 1,500,000 shares of the Company's common stock valued at $105,000. The issuance of these shares to the corporation will be used to fulfill past obligations of the Company, which required compensation in the form of unrestricted shares of common stock. The issuance of these shares resulted in the Company expensing $105,000 in consulting fees during the year ended December 31, 2003.


                        COMMON STOCK PURCHASE AGREEMENT

In April 2003, a $1,000,000 Common Stock Purchase Agreement was entered into between the Company and an investment fund that has common management with the financial advisory firm ("the Purchaser"). The Agreement is for an aggregate installment payment purchase price of $1,000,000. The Purchaser intends on purchasing this common stock at $.07 per share in 20 equal installments of $50,000 each. In addition to the purchased stock, the Company shall deliver to the designated escrow agent 200% of the number of shares being purchased with each $50,000 installment. To date there have been no purchases.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                    ISSUANCE OF STOCK FOR SETTLEMENT OF DEBT

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the year ended December 31, 2003, the Company issued 998,094 shares of its common stock as payment on the first three installments. The Company has recorded $26,250 as interest expense related to the note. On July 2, 2003, the Company amended the settlement agreement whereby the individual agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, the Company issued an additional 413,958 shares of its common stock valued at $124,187. The Company has recorded such amount as interest and financing expense.

In April 2003, the Company entered into an agreement to settle amounts owed for services related to a prior contract and agreed to issue 200,000 shares of it's common stock, valued at $16,000, in satisfaction of the remaining debt. In addition, the Company issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants have a term of two years. The fair value of the warrants of $4,000 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and interest and financing expense during the year ended December 31, 2003.

In April 2003, the Company entered into an agreement with a creditor wherein the debt owed of $42,224 was settled by the issuance of 114,118 restricted shares of the Company's common stock as full settlement of the debt.

During the year ended December 31, 2003, the Company issued an additional 25,000 shares of its common stock valued at $3,750 for settlement of past payables.


NOTE 14 - STOCK OPTION PLANS


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


                             STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2003, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2003, the Company issued 438,787 shares of its common stock under the 1999 Stock Option Plan in lieu of granting options. As of December 31, 2003, 889,810 non-plan options were outstanding.

The following information summarizes the Company's stock option activity at December 31, 2003:

Employee and Director's Stock Options:

                                                              Weighted
                                                              Average
                                                             Exercise
                                                Options        Price
                                               --------      --------
          Outstanding at December 31, 2001      267,500      $    .98
                   Granted                           --            --
                   Exercised                         --            --
                   Expired or cancelled              --            --
                                               --------      --------

          Outstanding at December 31, 2002      267,500           .98
                   Granted                           --            --
                   Exercised                    (17,500)         .001
                   Expired or cancelled         (30,000)          .87
                                               --------      --------

          Outstanding at December 31, 2003      220,000      $   1.07
                                               ========      ========

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


Non-employee stock options:
---------------------------
                                                             Weighted
                                                              Average
                                                             Exercise
                                                Options       Price
                                               --------      --------
          Outstanding at December 31, 2001      474,810      $    .99
                   Granted                      100,000           .10
                   Exercised                    (58,000)          .06
                   Expired or cancelled          (5,000)         1.00
                                               --------      --------

          Outstanding at December 31, 2002      511,810           .98
                   Granted                      450,000           .22
                   Exercised                    (33,334)          .10
                   Expired or cancelled         (38,666)          .04
                                               --------      --------

          Outstanding at December 31, 2003      889,810      $    .61
                                               ========      ========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                                Outstanding and exercisable
                               --------------------------------------------------------------
                                                  Weighted
                                                   Average        Weighted
                                                  Remaining       Average
                                  Number            Life          Exercise         Number
                                Outstanding       in Years         Price        Exercisable
                               --------------    ------------    -----------    -------------
Range of exercise price:
     $.001 to $.50                   626,000        1.73            .30              626,000
     $.51 to $1.00                   243,810        6.43            .96              243,810
     $1.01 to $1.50                  240,000        4.50            1.46             240,000
                               --------------                                   -------------
                                   1,109,810                                       1,109,810
                               ==============                                   =============



In February 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan ("2003 Plan"). In May 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #2 ("2003 Plan #2"). In August 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #3 ("2003 Plan #3"). In September 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #4 ("2003 Plan #4"). The plans allow the Board of Directors to grant awards to employees, directors, independent contractors or agents of the Company. Awards may include, but are not limited to, stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the plans. The 2003 Plan, the 2003 Plan #2, the 2003 Plan #3 and the 2003 Plan #4 provide the Board of Directors the right to grant awards up to a total of 1,000,000 shares, 1,500,000 shares, 2,750,000 shares and 2,000,000 shares, respectively, of the Company's common stock. In addition, the plans provide the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the plans. As of December 31, 2003, 1,000,000 shares, 1,500,000 shares, 2,600,000 shares and 0 shares of the Company's common stock were issued under the 2003 Plan, 2003 Plan #2, 2003 Plan #3 and 2003 Plan #4, respectively.


NOTE 15 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2003 and 2002, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:


                                                        December 31,
                                                  ------------------------
                                                     2003           2002
                                                  ---------      ---------
     Taxes benefit computed at statutory rate     $(254,000)     $(792,000)
     Losses for which no tax benefit realized       254,000        792,000
                                                  ---------      ---------
     Net income tax benefit                       $      --      $      --
                                                  =========      =========

The Company has a net operating loss carryforward for tax purposes totaling approximately $11,365,000 at December 31, 2003 expiring through the year 2018.

Listed below are the tax effects of the items related to the Company's net tax asset:

                                                         December 31, 2003
                                                         -----------------
        Tax benefit of net operating loss carryforwards     $ 3,994,000
        Valuation allowance                                  (3,994,000)
                                                            -----------
        Net deferred tax asset recorded                     $        --
                                                            ===========

NOTE 16 - RELATED PARTY TRANSACTIONS


                             GRANT OF STOCK OPTIONS

During the year ended December 31, 2003, the President of the Company was granted options pursuant to the June two year employment agreement to purchase 300,000 shares of the Company's common stock which are separated as follows:
100,000 options are exercisable at $0.25 per share and 200,000 options are exercisable at $0.19 per share. The employment agreement entitles the President, as long as he is employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $69,000 and is being amortized to compensation expense over the term of the employment agreement. During the year ended December 31, 2003, the Company expensed $13,952 related to these options.

In March 2003, the President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. Since the employee continued employment with the Company for a period of 90 days following the execution of the agreement, the employee was granted 100,000 additional options to purchase shares of the Company's common stock at $0.33 per share. The options carry a term of two years and became fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $39,500 and is being amortized to compensation expense over the term of the employment agreement. During the year ended December 31, 2003, the Company expensed $12,323 related to these options.


                             EMPLOYMENT AGREEMENTS

In April 2003, the Company entered into a formal employment agreement with a shareholder of the Company and a key officer of the Company's subsidiary, ChampionLyte Beverages, Inc. The term of the agreement is for a period of two years with a base salary of $96,000 for the period beginning on the date of the agreement through June 14, 2003, $108,000 for the period beginning on June 15, 2003 through September 14, 2004, and $120,000 for the period beginning September 15, 2004 through March 14, 2005. The employee is entitled to bonuses as follows: an annual bonus equal to 3% of the Company's annual net pre-tax profits, a personal performance commission based on sales made as a direct result of the employees efforts equal to 1% of gross sales, payable on a quarterly basis.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis. The Board of Directors also includes the President of the Company.

In April 2003, the Company amended its employment agreement with its Senior Vice President of Sales ("SVP"), whereby the SVP was granted 150,000 shares of the Company's common stock, valued at $11,250, for past services provided and 1,650,000 shares of the Company's common stock valued at $123,750 for services to be provided over ten months, beginning April 2003. During the year ended December 31, 2003, the Company expensed $110,250 related to this agreement. In addition, the Company was indebted to the SVP in the amount of $44,333. In April 2003, the Company and the SVP entered into an agreement whereby the remaining debt would be settled through the issuance of common stock in lieu of cash payments. Monthly issuances valued at $6,333 would be given to the SVP until the debt has been satisfied. During the year ended December 31, 2003, the Company issued 237,915 shares of common stock valued at $44,333 in full settlement of the debt.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


In June 2003, the Company entered into formal employment agreements with a key officer/shareholder, the President of the Company. The agreement is for a term of two years. The base salary for the executive is $3,500 per month paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. Should the agreement be renewed, the base salary will increase at a rate of 10% per annum. The employee is also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis. During the year ended December 31, 2003, the Company issued 149,750 shares of its common stock as compensation.


               SETTLEMENT AGREEMENT FOR REPAYMENT OF NOTES PAYABLE

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the year ended December 31, 2003, the Company issued 998,094 shares of its common stock as payment on the first three installments. The Company has recorded $26,250 as interest expense related to the note. On July 2, 2003, the Company amended the settlement agreement whereby the individual agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, the Company issued an additional 413,958 shares of its common stock valued at $124,187. The Company has recorded such amount as interest and financing expense.


NOTE 17 - SUBSEQUENT EVENTS


                                 STOCK ISSUANCES

In January 2004, the Company issued 250,000 shares of its common stock in full settlement of amounts owed to a vendor for services previously rendered.

In February 2004, the financial advisory firm exercised their right, under the warrant, to purchase 342,160 shares of the Company's common stock.

In February 2004, the Company issued 204,110 shares of its common stock in settlement of amounts due, the Company issued 200,000 shares of its common stock in consideration of its convertible note payable with the investment company, 63,888 shares of its common stock to the President of the Company for compensation, issued 150,000 shares of its common stock as compensation for services provided by its directors, and issued 33,000 shares of its common stock for web design services provided.

In March 2004, Alpha exercised and received 178,571 shares of the Company's common stock related to their convertible note payable. In March 2004, the Company issued 275,000 shares of the Company's common stock to legal counsel and another professional.


                                  LEGAL MATTERS

In January 2004, the SVP of the Company was terminated. Subsequently the SVP's counsel has submitted a letter requesting that the SVP is owed $140,000 for the remainder of the term of his employment agreement which was alleged to be an additional two years. The Company and counsel believe the employment agreement is terminable at will by either party and have offered to settle this matter for two months base salary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Massella & Associates, CPA, PLLC independent certified public accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On June 25, 2003, Radin Glass & Co., LLP was dismissed as our independent auditor and we appointed Massella & Associates, CPA, PLLC as our new independent auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 29, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors.

NAME                 AGE        DIRECTOR/POSITION

David Goldberg       42         President, Principal Financial Officer,
                                Principal Accounting Officer and Chairman of the Board of Directors; CEO, Championlyte
                                Beverages, Inc. our subsidiary

Steven Field         57         Director

Thad Kaplan          36         Director

Marshall Kanner      48         Director

Eli Greenstein       62         Director

Donna Bimbo          44         President and Secretary, ChampionLyte
                                Beverages, Inc., our subsidiary


The following is a biographical summary of our directors and officers:

DAVID GOLDBERG was appointed to our Board of Directors on February 11, 2003 and was appointed as our President on April 14, 2003. He was recently appointed our Principal Financial Officer and Principal Accounting Officer. He devotes his full time to Championlyte. He is also the CEO of Championlyte Beverages, Inc., our subsidiary.

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

ELI GREENSTEIN was appointed to our board of directors on December 22, 2003. In May 2000, Mr. Greenstein founded Alldiet, Inc., a Great neck, New York and Boca Raton, Florida based food and beverage brokerage frim that sells and markets sugar-free, low-carbohydrate products to health food and natural product retailers and distributors, drug store , supermarket chains and major diet plans. Mr. Greenstein had been retired prior to opening Alldiet, Inc. after he sold Double G Foods, a food distribution business, in 1992.

DONNA BIMBO was appointed as President and Secretary of our subsidiary, Championlyte Beverage, Inc., on April 16, 2003. She devotes her full time to Championlyte Beverage, Inc. Prior to her employment with us, she had been the Director of International Business for Snapple Beverage Group and the Triarc Group, both based in White Plains, New York from January 1992 until February 2003. The Triarc Group manufactures and distributes Royal Crown Cola and other small bottling products. Specifically, she worked for Snapple from 1992 through 1995. She then worked for Triarc from 1995 through 1997. In 1997 Triarc bought Snapple and she assumed her previous position with Snapple. In 2001, Cadbury Schweppes bought Snapple. In such capacity, she has been responsible for the development of new business as well as the maintenance of the established business base. She assisted in the creation of policies and procedures for Snapple's worldwide operations and was involved in all legal aspects of the worldwide business such as trademarks and negotiation of contracts. She assisted in the establishment of new business in 26 countries. Prior to working in such position, she was the Senior Manager of International Business at Snapple Beverage Corporation in East Meadow, New York since December 1992. Her responsibilities included the management of all activities including all rate negotiations, overseeing all phases of import/export business, FDA regulations and business terms and tariffs.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5's for the year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2003 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the "Named Executive Officers") whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2003.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                              LONG TERM COMPENSATION
                                                                                            RESTRICTED SECURITIES
NAME AND PRINCIPAL                      FISCAL     ANNUAL       STOCK       UNDERLYING        OPTIONS   ALL OTHER
POSITION                                 YEAR      SALARY       BONUS      COMPENSATION       AWARDS  (NO. OF SHARES) COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
David Goldberg, President,               2003        (1)          (1)       $  42,000           -0-      200,000           (1)
Principal Financial Officer
And Principal Accounting Officer

Donna Bimbo, President                   2003    $ 120,000(2)     (2)           (2)             -0-      150,000           (2)
Championlyte Beverage, Inc.(2)

Mr. Goldberg and Ms. Bimbo
were not employed by us
prior to January 1, 2003

Mark Streisfeld,
Former President                         2000    $ 133,334          -0-           -0-           -0-       50,000
And Director                             2001    $ 175,000        1,500           -0-           -0-       20,000
                                         2002    $ 175,000          -0-           -0-           -0-          -0-
Marshall Kanner                          2003    $     -0-          -0-        25,000           -0-          -0-
Former Interim Chief Operating
Officer and Director


(1) Effective June 1, 2003, we entered into a two year employment agreement with our President, Principal Financial Officer and Principal Accounting Officer, David Goldberg. Pursuant to such agreement, Mr. Goldberg is to receive the following consideration for his services:

(i) $3,500 per month of our common stock in the first year; (ii) $4,000 per month of our common stock in the second year;

(iii) Within thirty days of execution of this agreement, Mr Goldberg will receive 100,000 options to purchase our common stock with a term of two years at a price equal to $.25 per share; (iv) If Mr. Goldberg is employed with us for 180 days from the effective date of the Agreement, he shall receive options to purchase an additional 100,000 shares of our common stock and each 90 day period thereafter, he will receive additional options to purchase 100,000 shares of our common stock at an exercise price of 100% of our closing stock price as of such date. The term of each of these options is two years. (v) Mr. Goldberg will also receive a personal performance commission based on sales made as a direct result of his own efforts, equal to 1% of our Gross Sales, payable on a quarterly basis.

(2) Effective April 16, 2003, our wholly owned subsidiary, ChampionLyte Beverages, Inc. entered into a two year employment agreement with Ms. Bimbo. The employment agreement provides for the following compensation:

(i) Annual base salary of: $96,000 pro-rated for the period April 16, 2003-June 14, 2003; (ii) Annual base salary of: $108,000 pro-rated for the period June 14, 2003-September 14, 2003; (iii) Annual base salary of: $120,000 pro-rated for the period September 15, 2003-April 15, 2005; If the employment agreement is renewed on or before March 14, 2005, the base salary shall be no Less than $132,000 per annum. Pursuant to the employment agreement, Ms. Bimbo shall be entitled to the following bonuses:

(i) Option Bonus: 50,000 options to purchase our common stock for a term of 2 years at a price equal to $.10 per share. If Ms. Bimbo is employed for 90 days from execution of the agreement, which she has been, she is entitled to 100,000 additional options to purchase shares of our stock at an exercise price equal to 100% of our closing stock price 90 days after the effective date of her employment agreement. On such date, July 15, 2003, our closing stock price was $.33. The options have a 2 year term and piggyback registration rights. (ii) Stock Bonus: (a) annual bonus equal to 3% of ChampionLyte Beverages annual net pre-tax profits as reported on its annual report. The initial bonus is payable on March 31, 2004; (b) personal performance commission based on sales made as a direct result of Ms. Bimbo's efforts, equal to 1% of Gross Sales, payable on a quarterly basis; (c) override commission of sales personnel reporting to Ms. Bimbo equal to 1/2% of Gross Sales, payable on a quarterly basis.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.


Name and Address of              Amount and Nature of   Percent of
Beneficial Owner                 Beneficial Ownership   Outstanding Shares(1)
                                 ---------------------  ---------------------
Thad Kaplan                               95,000                  *
David Goldberg                           383,688               1.18%
Steven Field                              66,500                  *
Marshall Kanner                          870,000               2.67%
Eli Greenstein (recently
  appointed as a director)                24,999                  *
Donna Bimbo                                    0                  *
Stedman Walker, Ltd. (2)               2,000,000               6.14%
Alan Posner                            1,690,291               5.19%
Mark Streisfeld(3)                     1,650,000               5.07%
Elaine Streisfeld (4)                  1,640,217               5.04%
All Executive Officers and Directors   1,440,188               4.49%
  as a Group (5 Persons)


* - Less Than One Percent

(1) Based on 32,568,374 shares issued and outstanding as of March 30, 2004.

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

(2) As of March 30, 2004


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

(2) As of March 30, 2004


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

(2) As of March 30, 2004

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

(2) As of March 30, 2004

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

As of March 29, 2004, we issued 1,412,052 shares of our common stock to Ms. Streisfeld. This represents repayment of $105,000 of the amount owed. Based on a final payment of $35,000 due on January 1, 2004, we have agreed to issue Ms. Streisfeld an additional 210,000 shares of our common stock.

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

On April 4, 2003, Marshall Kanner resigned as our Chairman of our Board of Directors and Interim Chief Operating Officer and accepted the position of non-executive Vice Chairman and member of our Board of Directors. We authorized the issuance of 820,000 shares of our common stock in recognition of his past service and future services. Accordingly, we accrued salary compensation of $32,200 using the stock market and future services value of $.07 per share. Part of the issuance of the 820,000 shares included the issuance of 360,000 shares of our common stock to Mr. Kanner for future services. These shares vestes on a pro-rata basis in 30,000 share increments each month beginning with April 2003 through March 2004.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.    Financial statements; see index to financial statement and schedules in
      Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.    Exhibits: None

(a) Reports on Form 8-K.

A Form 8-K was filed with the SEC on September 19, 2003 based on Item 2, Acquisition of Assets and amendment to this Form 8-K was filed on November 7, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2003 and December 31, 2002, we were billed approximately $64,291 and $27,500, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $4,800 and $-0-, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred other fees related to services rendered by our principal accountants for the fiscal year ended December 31, 2003 as follows:

Reviews of Form 8-K and Form SB-2 filings and amendments - $36,465

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

Dated: March 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         TITLE                                                   DATE
                             -----                                                   ----
/s/ David Goldberg                                                              March 30, 2004
---------------------------  President, Principal Financial Officer,
     DAVID GOLDBERG          Principal Accounting Officer and Chairman
                             of the Board of Directors


/s/ Steven Field              Director                                          March 30, 2004
---------------------------
    STEVEN FIELD


/s/ Thad Kaplan               Director                                          March 30, 2004
--------------------------
    THAD KAPLAN


/s/ Eli Greenstein            Director                                          March 30, 2004
---------------------------
   ELI GREENSTEIN


                              Director
---------------------------
    MARSHALL KANNER