Form 10QSB
period 2004-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-05-17
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 33,768,545 shares of common stock outstanding, $0.001 par value.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Accounts receivable, net                                                                  $      164,091
     Inventory                                                                                         11,428
                                                                                               --------------
        Total current assets                                                                          175,519

Property and equipment, net                                                                               143
                                                                                               --------------

        Total assets                                                                           $      175,662
                                                                                               ==============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                                          $      551,189
     Due to related party                                                                              10,588
     Convertible notes payable                                                                      1,022,418
     Payroll taxes payable                                                                             93,258
     Accrued expenses and other current liabilities                                                   286,063
                                                                                               --------------
        Total current liabilities                                                                   1,963,516
                                                                                               --------------

Series II redeemable convertible preferred stock, par value $.01 - authorized
     8,500 shares, 0 shares issued and outstanding (liquidation value $0)                                  --
                                                                                               --------------

Commitments and contingency

Stockholders' deficiency:
     Series I convertible preferred stock,  par value $1.00 - authorized
          100,000 shares, 0 shares issued and outstanding                                                  --
     Series III blank check preferred stock,  par value $1.00 - authorized
          500,000 shares, 0 shares issued and outstanding                                                  --
     Series IV convertible preferred stock,  par value $1.00 - authorized
          250,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)          100,000
     Common stock, par value $.001 - authorized 200,000,000 shares,
        32,568,374 shares issued and outstanding                                                       32,568
     Additional paid-in capital                                                                    16,127,233
     Unearned services                                                                                (69,187)
     Deferred compensation                                                                            (70,397)
     Accumulated deficit                                                                          (17,908,071)
                                                                                               --------------
       Total stockholders' deficiency                                                              (1,787,854)
                                                                                               --------------

        Total liabilities and stockholders' deficiency                                         $      175,662
                                                                                               ==============


                 See notes to consolidated financial statements

                 CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                               (Unaudited)     (Unaudited)
Net sales                                                                     $    237,182    $         --

Cost of goods sold                                                                 213,072              --
                                                                              ------------    ------------

Gross profit                                                                        24,110              --

Selling, general and administrative                                                581,964         223,871
                                                                              ------------    ------------

Loss from operations                                                              (557,854)       (223,871)

Other income (expenses):
Gain on forgiveness of trade payables                                               16,809         158,998
Interest and financing expense                                                    (262,479)       (114,261)
                                                                              ------------    ------------

Other income (expenses), net                                                      (245,670)         44,737
                                                                              ------------    ------------

Net loss from continuing operations before income tax expense                     (803,524)       (179,134)
Income tax expense                                                                      --              --
                                                                              ------------    ------------
Net loss                                                                      $   (803,524)   $   (179,134)
                                                                              ============    ============


Basic and Diluted Earnings (Loss) Per share                                   $      (0.03)   $      (0.02)
                                                                              ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                                               31,830,153       8,240,649
                                                                              ============    ============


                See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                            2004            2003
                                                                                        ------------    ------------
                                                                                         (Unaudited)     (Unaudited)
Cash flows from operating activities:
     Net loss                                                                           $   (803,524)   $   (179,134)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                                        814           2,628
            Common stock options, and warrants issued for services and
            financing expenses                                                               474,855         223,526
     Changes in operating assets and liabilities:
        Accounts receivable                                                                  (64,514)             --
        Inventory                                                                             36,079              --
        Prepaid expenses                                                                          25         (44,393)
        Accounts payable                                                                     (26,798)             --
        Accrued expenses and other current liabilities                                        73,594        (155,475)
        Payroll taxes payable                                                                 20,714
                                                                                        ------------    ------------
Net cash used in operating activities                                                      (288,755)       (152,848)
                                                                                        ------------    ------------

                                                                                        ------------    ------------
Cash flows from financing activities:
        Proceeds from convertible notes payable                                              275,406         153,823
        Advances from related party                                                           10,588              --
                                                                                        ------------    ------------
Net cash provided by financing activities                                                    285,994         153,823
                                                                                        ------------    ------------
Net (decrease) increase                                                                       (2,761)            975

Cash, beginning of period                                                                      2,761              71
                                                                                        ------------    ------------

Cash, end of period                                                                     $         --    $      1,046
                                                                                        ============    ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                                   $         --    $         --
                                                                                        ============    ============
     Income taxes                                                                       $         --    $         --
                                                                                        ============    ============

Noncash investing and financing activities:
     Issuance of common stock for settlements of amounts due                            $     21,059    $         --
                                                                                        ============    ============
     Issuance of common stock repayment of notes payable-related party                  $     35,000    $         --
                                                                                        ============    ============
     Conversion of convertible notes payable to common stock                            $     12,500    $         --
                                                                                        ============    ============
     Issuance of common stock for services to be provided                               $     64,691    $         --
                                                                                        ============    ============
     Issuance of options for services to be provided                                    $      4,000    $         --
                                                                                        ============    ============
     Conversion of redeemable preferred stock                                           $         --    $    850,000
                                                                                        ============    ============



                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

NOTE 2 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and the results of the operations and cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003 as included in the Company's report on Form 10-KSB filed on March 31, 2004.


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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At March 31, 2004, the Company's accumulated deficit was $17,908,071 and its working capital deficiency was $1,787,997. In addition, the Company has had losses from operations of $2,898,192 and $2,327,610 for the years ended December 31, 2003 and 2002, respectively, and as a result, the auditor's report in the December 31, 2003 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


On August 20, 2003, the Settlement Agreement was executed and the Company acquired the common stock of Old Fashioned for $135,000, plus transaction fees of $75,617, making Old Fashioned a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $133,421, which was allocated to goodwill.

Subsequent to the acquisition of Old Fashioned, the Company performed its annual assessment of its long-lived assets to determine whether there were any indicators that the value of its intangible assets may be impaired. Based upon management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the intangible assets over its remaining useful lives, it was determined that the assets of Old Fashioned as a reporting unit were impaired. Based upon the assessment, the Company recorded a one-time non-cash charge during the year ended December 31, 2003 to write off the carrying value of $133,421 for goodwill.

The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the three months ended March 31, 2003 is as follows:

                                                      2003

           Net sales                                $     90,458
                                                    ============
           Net loss                                 $   (338,465)
                                                    ============
           Basic loss per share                     $       (.04)
                                                    ============
           Weighted average shares                     8,240,649
                                                    ============

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or the future results of operations.


NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following components at March 31, 2004:

           Trade receivables                         $     169,901
           Less: Allowance for doubtful accounts            (5,000)
                                                     -------------
                                                     $     164,901
                                                     =============

The note with the third investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see note 5). The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. The noteholder has not executed this provision. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


expenditures. To date, no payments have been made to the investment company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the Company agreed to issue a total of 1,400,000 shares of its common stock to the investment company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. The shares have been valued at $0.155 per share. As of March 31, 2004 the Company has recorded $46,500 as interest and financing expense related to this agreement and the investment company was issued 200,000 shares of the Company's common stock. At March 31, 2004, the investment company is owed 100,000 shares of the Company's common stock valued at $15,500. Such amount is included in accrued expenses in the accompanying consolidated balance sheet. Accrued interest of $20,554 is included in accrued expenses in the accompanying consolidated balance sheet.


NOTE 8 - FACTORING

On August 20, 2003, Old Fashioned entered into an agreement with a financial services company that has common management with the financial advisory firm (see Note 11) for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in the Company's accounts receivables and general intangibles.

On July 1, 2003, the Company entered into an agreement with a financial services company that has common management with the financial advisory firm (see Note
11) for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in the Company's accounts receivables and general intangibles.

At March 31, 2004, no amounts were due to the financial services company.


NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2004:

                  Consulting fees         $    56,934
                  Salaries                     67,254
                  Interest                     51,433
                  Royalties                    32,500
                  Other                        77,942
                                          ------------
                                          $   286,063
                                          ============


NOTE 10 - COMMITMENTS AND CONTINGENCIES

                          CONCENTRATION OF CREDIT RISK

For the quarter ended March 31, 2004, the Company had one customer whose sales represented 44% of the Company's net sales. That customer accounted for 64% of the Company's accounts receivable at March 31, 2004. During the quarter ended March 31, 2004, all sales generated by the Company were from customers located within the United States and all assets held by the Company were located within the United States.

Two co-packers currently produce all of the Company's products. If any of these co-packers were to terminate or fail to renew the Company's contract, or have difficulties in producing beverages for the Company, the ability to produce products may be temporarily negatively affected.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                OPERATING LEASES

Prior to November 2003, the Company rented and shared office space with the financial advisory firm on a month-to-month basis at $1,750 per month. In November 2003, the Company entered into a new lease agreement and relocated their office space. The new agreement requires rental payments of $2,000 per month beginning November 2003 for a period of one year. Total rent expense for quarter ended March 31, 2004 $6,000.

                                LACK OF INSURANCE

The Company has not maintained any workman's compensation and disability insurance as of March 31, 2004. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

                                  PAYROLL TAXES

As of March 31, 2004, the Company owes approximately $93,258 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payments as funds become available.


                                   SETTLEMENTS

During the year ended December 31, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $321,000. At March 31, 2004, The Company has included approximately $223,000 in accounts payable at March 31, 2004 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessments. During the quarter ended March 31, 2004 the Company made cash payments of approximately $21,000 in settlement of certain actions.

Subsequent to the year ended December 31, 2003, the Company entered into settlement agreements with certain vendors. In connection with these settlements, the Company is required to pay approximately $99,000 in cash.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


Royalties owed as of March 31, 2004 of $15,000 are included in accrued expenses in the accompanying consolidated balance sheet.

                               LICENSE AGREEMENT

In connection with the acquisition of Old Fashioned, the Company reacquired a ten year license agreement, effective January 20, 1999, and as amended in September 1999, with Cumberland Packing Corp. ("Cumberland") for the right to use their "Sweet 'N Low" trademark in order to market Old Fashioned's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products. The license agreement has an initial term of ten years, expiring December 31, 2008. The Company has the right to renew the agreement for two additional seven-year terms, so long as the Company is not in default under the agreement. The agreement contains minimum royalties and minimum advertising capital requirements during each year of term, as determined on a calendar year basis. As of March 31, 2004, the Company has not met the minimum advertising capital requirement under the agreement. As such, Cumberland has the right to terminate the license. Royalties owed as of March 31, 2004 of $17,500 are included in accrued expenses in the accompanying consolidated balance sheet.

In addition to the aforementioned, the Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

NOTE 11 - STOCKHOLDERS' DEFICIENCY

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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


                         ISSUANCE OF STOCK FOR SERVICES

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, were amended in April 2003 and are as follows; (i) a monthly payment of $10,000 per month is due the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, (ii) the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price exercisable for five years, (iii) various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and (iv) the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. During the quarter ended March 31, 2004, the fair value of the warrant using the Black-Scholes Option Pricing Model was reduced by $21,582 and has been recorded as a credit to consulting expense. The agreement also contained full ratchet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $36,848. The firm subsequently agreed to waive the anti-dilution provision of the agreement going forward. In February 2004, in accordance with the warrant the firm exercised their right to purchase 342,160 shares of the Company's common stock.

In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement is twelve months with a twelve month follow on period, whereby fees may be due and payable to the business consulting firm for transactions consummated within the subsequent twelve months following the termination of the agreement. The Company issued 400,000 shares of common stock, valued at $44,000, in lieu of cash compensation. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company issued an additional 1,000,000 shares of the Company's common stock, valued at $90,000. During the quarter ended March 31, 2004, the Company expensed $22,200 related to these agreements.


In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 150,000 shares of the Company's common stock with an exercise price of $0.12 per share, which expire two years from the date of issuance. The fair value of the warrants using the Black-Scholes Option Pricing Model was $19,500 and is being amortized to consulting expense over the term of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $3,450. As of March 31, 2004, the consultant is owed an additional 15,000 shares of the Company's common stock. The additional shares owed, valued at $2,850, are included in accrued expenses in the accompanying consolidated balance sheet. During the quarter ended March 31, 2004, the Company expensed $6,775 related to the agreement.

In April 2003, the Company entered into an agreement with a consultant for financial planning services. The term of the agreement is for a one-year period. As consideration for the consultant's services to be rendered the Company issued 2,000,000 shares of the Company's common stock valued at $160,000. During the quarter ended March 31, 2004, the Company expensed $40,000 related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $70,000. During the quarter ended March 31, 2004, the Company expensed $17,500 related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for financial planning services for a one-year period. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $80,000. During the quarter ended March 31, 2004, the Company expensed $20,000 related to this agreement.

In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $17,101 for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $25,200 per share for future services. The additional shares will vest in 30,000 share increments per month through March 2004. During the quarter ended March 31, 2004, the Company expensed $6,300.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of the common stock on a quarterly basis. In February 2004, with the addition of another member to the Company's Board of Directors, this amount was increased to 175,000 shares. During the quarter ended March 31, 2004, the Company issued 150,000 shares of its common stock as compensation for services provided by its directors and the officer. As of March 31, 2004, the directors and officer are owed an additional 175,000 shares of the Company's common stock. The additional shares owed, valued at $26,250, are included in accrued expenses in the accompanying consolidated balance sheet. The Company expensed $36,750 related to these issuances during the quarter ended March 31, 2004.

In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The terms of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500 for each party. As of March 31, 2004, each party is owed an additional 50,000 shares of the Company's common stock. The additional shares owed, valued at $9,500 for each party, are included in accrued expenses in the accompanying consolidated balance sheet. During the quarter ended March 31, 2004 the Company expensed $14,250 related to these agreements.

In July 2003, the Company entered into a one-year advertising agreement with an advertising firm for services to be provided beginning August 1, 2003. The Company agreed to an annual fee of $50,000 which was paid through the issuance of 185,185 shares of its common stock. During the quarter ended March 31, 2004, the Company expensed $12,500 related to this agreement.

In January 2004, the Company entered into an agreement wherein the Company agreed to issue 200,000 shares of the Company's common stock at a market value of $37,000 for legal services provided and to be provided. As of March 31, 2004 all 200,000 shares have been issued and the Company expensed $23,881.

In January 2004, the Company entered into a twelve-month agreement wherein the Company agreed to issue 250,000 shares of the Company's common stock with a market value of $48,750 for printing services provided and to be provided. In addition, the Company agreed to issue warrants to purchase 800,000 shares of the Company's common stock. The terms of the warrants are as follows: (1) 400,000 warrants are exercisable at $0.25 per share and are callable by the Company at $0.75 and (2) 400,000 warrants are exercisable at $0.30 per share and are callable by the Company $1.20 per share. The shares underlying the warrants are restricted. The warrants have a term twelve months. The fair value of the 800,000 warrants using the Black-Scholes Option Pricing Model is $12,000 and is being recorded to consulting expenses over the term of the agreement. During the quarter ended March 31, 2004, the Company expensed $9,923 related to the agreement.

In January 2004, the Company entered into a twelve-month agreement with an individual for marketing services to be provided. The individual is to be compensated $2,000 per month, to be paid in shares of the Company's common stock. During quarter ended March 31, 2004 the Company issued 19,900 shares of its common stock, valued at $4,000. At March 31, 2004, the individual is owed an additional 15,230 shares of the Company's common stock, valued at $2,000. Such amount is included in accrued expenses in the accompanying consolidated balance sheet.

In February 2004, the Company issued 108,000 shares of its common stock valued at $20,315 for consulting services provided by certain individuals. During the quarter ended March 31, 2004, the Company expensed $20,315.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

                    ISSUANCE OF STOCK FOR SETTLEMENT OF DEBT

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the three months ended March 31, 2004, the Company issued 184,210 shares of its common stock as final payment. The Company has recorded $8,750 as interest expense related to the note for the three months ended March 31, 2004.


NOTE 12 - STOCK OPTION PLANS

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

                              STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of March 31, 2004 and December 31, 2003, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2003, the Company issued 438,787 shares of its common stock under the 1999 Stock Option Plan in lieu of granting options. As of March 31, 2004 and December 31, 2003, 889,910 non-plan options were outstanding, respectively.

The following information summarizes the Company's stock option activity at March 31, 2004:

Employee and Director's Stock Options:
                                                             Weighted
                                                             Average
                                                             Exercise
                                             Options          Price
                                           ------------    ------------
Outstanding at December 31, 2003                220,000    $       1.07
         Granted                                     --              --
         Exercised                                   --              --
         Expired or cancelled                        --              --
                                           ------------    ------------

Outstanding at March 31, 2004                   220,000    $       1.07
                                           ============    ============

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


Non-employee stock options:
                                                     Weighted
                                                      Average
                                                     Exercise
                                      Options          Price
                                   ------------    ------------
Outstanding at December 31, 2003        889,810    $        .61
         Granted                        100,000             .19
         Exercised                           --              --
         Expired or cancelled                --              --
                                   ------------    ------------

Outstanding at March 31, 2004           989,810    $        .56
                                   ============    ============

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

During the quarter ended March 31, 2004 the Company issued 100,000 common stock options with an exercise price of $0.19 per share to our President. The fair value of the options using the Black-Scholes Options Pricing Model is $4,000.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2003 and 2002, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.



NOTE 13 - RELATED PARTY TRANSACTIONS

                             GRANT OF STOCK OPTIONS

During the three months ended March 31, 2004, the President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock at an exercise price of $0.19 per share. In addition, the President was previously granted options to purchase 300,000 shares of the Company's common stock, which are separated as follows: 100,000 options are exercisable at $0.25 per share and 200,000 options are exercisable at $0.19 per share. The employment agreement entitles the President, as long as he is employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $73,000 and is being amortized to compensation expense over the term of the employment agreement. During the quarter ended March 31, 2004, the Company expensed $10,514 related to these options.


                              EMPLOYMENT AGREEMENTS

In March 2003, The President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. Since the employee continued employment with the Company for a period of 90 days following the execution of this agreement, the employee was granted 100,000 additional options to purchase shares of the Company's common stock at $0.33 per share. The options carry a term of two years and become fully exercisable on the date of grant. The fair market value of the options using the Black-Scholes Option Pricing Model was $39,500 and is being amortized to compensation expense over the term of the employment agreement. During the quarter ended March 31, 2004 the Company expensed $5,312 related to these options.

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


In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis. In February 2004, this was amended to 175,000 shares of the Company's common stock to reflect the addition of a new member to the Company's Board of Directors. The Board of Directors also includes the President of the Company.

In April 2003, the Company amended its employment agreement with its Senior Vice President of Sales ("SVP"), whereby the SVP was granted 150,000 shares of the Company's common stock, valued at $11,250, for past services provided and 1,650,000 shares of the Company's common stock valued at $123,750 for services to be provided over ten months, beginning April 2003. During the three months ended March 31, 2004, the Company expensed $24,750 related to this agreement. In April 2004, the Company and the SVP mutually terminated their relationship. In accordance with the settlement agreement, the Company issued the SVP 100,000 shares of its common stock, valued at $14,500, in full satisfaction of any obligations due to him. Such amount is included in accrued expenses in the accompanying consolidated balance sheet at March 31, 2004.

In June 2003, the Company entered into formal employment agreements with a key officer/shareholder, the President of the Company. The agreement is for a term of two years. The base salary for the executive is $3,500 per month paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. Should the agreement be renewed, the base salary will increase at a rate of 10% per annum. The employee is also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis. During the quarter ended March 31, 2004, the Company issued 63,888 shares of its common stock as compensation to the President.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


               SETTLEMENT AGREEMENT FOR REPAYMENT OF NOTES PAYABLE

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the three months ended March 31, 2004, the Company issued 184,210 shares of its common stock as final payment. The Company has recorded $8,750 as interest expense related to the note for the three months ended March 31, 2004.

NOTE 14 - SUBSEQUENT EVENTS

                                 STOCK ISSUANCES

In April 2004, the Company issued 100,000 shares of its common stock in full settlement of amounts owed to a former employee for services previously rendered.

In April and May 2004, the Company issued 201,213 shares of its common stock for full settlement of amounts owed to a consultant for services and future services in accordance with a new contract.

In May 2004, The Company inadvertently issued 623,958 shares of common stock to a former related third party in error. The Company has subsequently notified the individual of this error and is in the process of obtaining the stock certificate and canceling the shares.

In May 2004, the Company issued 200,000 shares of its common stock in accordance with its agreement with a director as an additional incentive to become a director. The term of his directorship is for a 24-month term.

In May 2004, the Company issued 75,000 shares of its common stock for full settlement of amounts owed to the consultant for services.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report on Form 10-QSB and other statements made by the Company or its representatives that are not strictly historical facts are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 that should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company also assumes no obligation to publicly update or revise its forward-looking statements or to advise of changes in the assumptions and factors on which they are based. Among the factors that may affect operating results are the following: success of our change in focus, competitive environment, and general economic conditions.

RESULTS OF OPERATIONS

Quarter Ended March 31,

                                           2004          2003
                                       ----------   ----------
Net Sales                              $   237,182          --
Cost of Goods Sold                     $   213,072          --
Gross Profit                           $    24,110          --
Selling, General and
Administrative
Expenses                               $   581,964  $  223,871
Net Loss                               $  (803,524) $ (179,134)

Revenues from operations for the three months ended March 31, 2004 were $237,182 compared to $0 for the three months ended March 31, 2003.

The increase in sales was due to our restructuring, including but not limited to, our whole management team as well as reformulating our product and creating a new marketing and distribution system. During the three months ended March 31, 2003, we had nominal operations as we were restructuring which resulted in no sales. We did not begin shipping product until June 2003, when we reformulatted our product.

We reformulated our product by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future. We also re-acquired the Old Fashioned Syrup Company in August 2003.

Our gross profit margin was 10% for the quarter ended March 31, 2004. We did not ship any products for the quarter ended March 31, 2003 due to our restructuring. Our gross profit margin has decreased as a result of increased transportation costs and an inability to take advantage of manufacturer discounts.

Selling, general and administrative expenses increased to $581,964, for the quarter ended March 31, 2004 from $223,871 for the quarter ended March 31, 2003. The increase in selling, general and administrative expenses is primarily the result of increased consulting fees related to our increased sales and marketing efforts, as well as increased professional fees.

The net result of these efforts was to increase the loss from operations before other income (expense)of $557,854 for the quarter ended March 31, 2004 from a loss of $223,871 for the quarter ended March 31, 2003.

Gain on forgiveness of trade payables amounted to $16,809 for the quarter ended March 31, 2004 compared to $158,998 for the quarter ended March 31, 2003. This relates to several trade payables that were settled for reduced amounts then had been previously recorded. We are still in negotiations with other vendor's in attempts to settle our payables.

Interest and financing expense amounted to $262,479 for the quarter ended March 31, 2004 versus $114,261 for the quarter ended March 31, 2003. Included in interest expense for the quarter ended March 31, 2004 is $192,614 related to the beneficial conversion feature of the convertible promissory notes entered into by us and $69,865 in interest and financing expenses related to various notes payable.

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

The net effect of our restructuring resulted in a net loss for the three months ended March 31, 2004 of $803,524 compared to a net loss of $271,381 for the quarter ended March 31, 2003.

Basic and diluted earnings per share available to common shareholders was $(.03) for the quarter ended March 31, 2004 compared to $(.02) for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at March 31, 2004 was $0. We received financing through notes payable of $275,406. Convertible notes at March 31, 2004, consist of promissory notes to an individual, an investment fund and three investment companies. Some of the owners of the investment fund are also shareholders of the company. The notes with the individual and the investment fund were for funds to be disbursed to satisfy our obligations as needed.

Detailed matters regarding the notes payable are as follows:

The note with the individual was originated in April 2003 and the note with the investment fund was originated in January 2003. Both bear interest at a rate of 6.5% per annum and are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. The convertible note with the investment fund is $1,250,000 and is due December 31, 2004. During the quarter ended March 31, 2004 none of the funds borrowed under the note to the investment fund were converted into shares of our common stock.

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha exercised the conversion of $12,500 of its note for 178,571 shares of the Company's common stock.


At March 31, 2004 amounts owed to the individual note holder aggregated $30,000, amounts owed to the investment fund aggregated $619,918 and amounts owed to Alpha and Gamma aggregated $237,500. Accrued interest of $1,787, $22,389 and $6,703 due to the individual, investment fund and investment companies, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with the third investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of March 31, 2004, no payments have been made to the investment company, no amounts related to the cash flow provision were due and the note holder has not converted principal in to common stock of Old Fashioned.

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

At March 31, 2004 no amounts were due to the financial services company. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. The following is a description of those accounting policies believed by management to require subjective and complex judgments which could potentially affect reported results.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since we are responsible for fulfillment, including the acceptability of the products and services ordered by the customer. Management believes that adequate controls are in place to ensure compliance with sales arrangements, a substantial history of such performance has been established and historical returns and allowance have not been significant. If actual sales returns and allowances exceed historical amounts, our sales would be adversely affected.

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining our allowance for doubtful accounts based on historical collections experience, current economic trends and a percentage of our accounts receivable by aging category.

In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our net income is directly affected by management's estimate of the collectibility of accounts receivable.

PROVISION FOR SLOW MOVING OBSOLETE INVENTORY

We value inventory at the lower of cost or market, cost being determined on a first-in, first-out basis. We write down our inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable then those projected by management, additional inventory write-downs may be required.

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

We are required to make subjective assessments as to whether there are impairments in the value of our long-lived assets and other investments. Our net income is directly affected by management's estimate of impairments. In determining impairment, if any, we have adopted SFAS No. 144.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, as of March 31, 2004 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

    Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.    Sara Lee Global Finance LLC v. Championlyte
                              Products, Inc., et, al. In November 2001, Sara
                              Lee Global Finance, LLC ("Sara Lee") commenced an action in United States District Court for the Middle District of North Carolina (Civil Action
                              No. 1:01CV01053) against us seeking to enjoin us from infringing Sara Lee's "Champion" trademark used by Sara Lee's Champion Athleticwear division. Simultaneously, Sara Lee commenced a proceeding in the U.S. Patent & Trademark Office to cancel our trademark registration for the mark
                              ChampionLyte. Sara Lee claimed that our use of the ChampionLyte trademark for our dietary refresher drink infringed Sara Lee's Champion trademark used for various sporting goods and clothing. On April 1, 2003, the parties to this case signed a settlement agreement. In addition to the above- referenced case being dismissed, the case before the United States Patent and Trademark Office was cancelled - TTAB
                              Cancellation No. 92032691. The settlement agreement provides that we will assign the ChampionLyte trademark to Sara Lee and Sara Lee will grant us an exclusive license of the Championlyte trademark for sugar-free sports drinks only in the United States, Canada and Mexico. The terms of the license agreement are for an initial term of five (5) years and two renewal terms of (5) years each, subject to us meeting all minimum sales and royalty requirements. If we meet all requirements after the first 3 five year terms, the parties agree to negotiate in good faith for two additional five year terms. Minimum calendar year sales are as follows: 2003 (measured from 4/1/03 to 3/31/04) -
                              $500,000; 2004 - $750,000; 2005 - $1,000,000;
                              2006 - $1,250,000; 2007 - $1,500,000; there will
                              be renewal for the second 5 years if sales in years 2005-2007 average at least $1,500,000; 2008
                              - 2,000,000; 2009: $2,500,000; 2010 - $3,000,000;
                              2011 - $3,500,000; 2012 - 4,000,000; there will
                              be renewal for the third 5 years if sales in years 2010-2012 average at least $5,000,000; 2013
                              - $5,000,000, 2014 - $6,000,000; 2015 -
                              $7,000,000; 2016 - $8,000,000; and 2017 -

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

                              On October 16, 2003, Wainwright, Inc.
                              ("Wainwright") obtained a Final Judgment for $24,000.00 against us in Wainwright, Inc. v. ChampionLyte Products, Inc. f/k/a Meridian USA Holdings, Inc., Case No. CA 03-01995 AD (Fla. Cir. Ct., Palm Beach County). We have engaged in good faith settlement negotiations with Wainwright in an attempt to compromise the Final Judgment. However, all settlement proposals have been summarily rejected by Wainwright, and we will have to pay the Judgment or be subject to various execution procedures by Wainwright.

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


Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior
        Securities.             Not Applicable

Item 4. Submission of Matters
        to a Vote of Security
        Holders.                None

Item 5. Other Information.      None

Item 6. Exhibits and Reports
        of Form 8-K.            None.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

                             CHAMPIONLYTE HOLDINGS, INC.

Date:  May 17, 2004       By:/s/  David Goldberg
                             ----------------------------
                             David Goldberg
                             CEO, CFO and President