Form 10QSB/A
period 2004-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-05-18
CIK 1093819

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
                                                                              ============    ============


                See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                            2004            2003
                                                                                        ------------    ------------
                                                                                         (Unaudited)     (Unaudited)
Cash flows from operating activities:
     Net loss                                                                           $   (803,524)   $   (179,134)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                                        814           2,628
            Common stock, options and warrants issued for services and
            financing expenses                                                               474,855         223,526
     Changes in operating assets and liabilities:
        Accounts receivable                                                                  (64,514)             --
        Inventory                                                                             36,079              --
        Prepaid expenses                                                                          25         (44,393)
        Accounts payable                                                                     (26,798)             --
        Accrued expenses and other current liabilities                                        73,594        (155,475)
        Payroll taxes payable                                                                 20,714
                                                                                        ------------    ------------
Net cash used in operating activities                                                      (288,755)       (152,848)
                                                                                        ------------    ------------

                                                                                        ------------    ------------
Cash flows from financing activities:
        Proceeds from convertible notes payable                                              275,406         153,823
        Advances from related party                                                           10,588              --
                                                                                        ------------    ------------
Net cash provided by financing activities                                                    285,994         153,823
                                                                                        ------------    ------------
Net (decrease) increase                                                                       (2,761)            975

Cash, beginning of period                                                                      2,761              71
                                                                                        ------------    ------------

Cash, end of period                                                                     $         --    $      1,046
                                                                                        ============    ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                                   $         --    $         --
                                                                                        ============    ============
     Income taxes                                                                       $         --    $         --
                                                                                        ============    ============

Noncash investing and financing activities:
     Issuance of common stock for settlements of amounts due                            $     21,059    $         --
                                                                                        ============    ============
     Issuance of common stock repayment of notes payable-related party                  $     35,000    $         --
                                                                                        ============    ============
     Conversion of convertible notes payable to common stock                            $     12,500    $         --
                                                                                        ============    ============
     Issuance of common stock for services to be provided                               $     64,691    $         --
                                                                                        ============    ============
     Issuance of options for services to be provided                                    $      4,000    $         --
                                                                                        ============    ============
     Conversion of redeemable preferred stock                                           $         --    $    850,000
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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes at March 31, 2004, consist of promissory notes to an individual, an investment fund and three investment companies. Some of the owners of the investment fund are also shareholders of the company. The notes with the individual and the investment fund were for funds to be disbursed to satisfy obligations of the Company as needed.

The note with the individual was originated in April 2003 and the note with the investment fund was originated in January 2003. Both bear interest at a rate of 6.5% per annum and are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. In July 2003, the Company amended its convertible note with the investment fund by increasing the amount of the note to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the convertible note amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. The note was further amended in May 2004 increasing the convertible note amount to $1,250,000 and the investment fund has agreed to waive any penalties for not meeting the required date for the registration statement to be declared effective.

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

Pursuant to the terms of the notes, the Company was to have filed a registration statement with the SEC on or before February 6, 2003 that was required to have been declared effective on or before April 6, 2003 and remain effective until the maturity date of the notes. Since the Company defaulted on this provision of the notes, the holders may accelerate the due date of the notes. In October 2003, in order to induce the investment fund, Alpha and Gamma to forego from exercising their rights to accelerate the due date of the notes and as security for the repayment of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures. The investment fund, Alpha and Gamma agreed to forebear for 180 days from October 16, 2003 the exercise of any of their rights under the notes with respect to the non-registration, so long as the Company is not in default under the provisions of the Security Agreement and the other provisions of the notes. Thereafter, the Company has decided to withdraw its Registration Statement and has requested that Alpha and Gamma waive any penalities provided that the Company's counsel shall issue shares applicable to Rule 144 opinion letters.

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

The beneficial conversion feature of the above convertible notes for the quarter ended March 31, 2004 amounted to $192,614 and is included in interest and financing expense in the accompanying consolidated statements of operations.

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

                              STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of March 31, 2004 and December 31, 2003, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2003, the Company issued 438,787 shares of its common stock under the 1999 Stock Option Plan in lieu of granting options. As of March 31, 2004 and December 31, 2003, 989,810 and 889,910 non-plan options were outstanding, respectively.

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

In April and May 2004, the Company issued 201,213 shares of its common stock for full settlement of amounts owed to a consultant for past services and for future services in accordance with a new contract.

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

The note with the third investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of March 31, 2004, no payments have been made to the investment company, no amounts related to the cash flow provision were due and the note holder has not converted principal into common stock of Old Fashioned.

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

Item 3. Defaults Upon Senior
        Securities.             Not Applicable

Item 4. Submission of Matters
        to a Vote of Security
        Holders.                None

Item 5. Other Information.      None

Item 6. Exhibits and Reports
        of Form 8-K.            None.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 18, 2004.

                             CHAMPIONLYTE HOLDINGS, INC.

Date:  May 18, 2004       By:/s/  David Goldberg
                             ----------------------------
                             David Goldberg
                             CEO, CFO and President