Form 10KSB/A
period 2002-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-07-07
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JULY 6, 2004, WAS: 3,569,023

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JULY 6, 2004
IS: 33,768,545

TRANSFER AGENT AS OF JULY 6, 2004:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION  OF AMENDED  FILING:  THIS  AMENDMENT  NO. 3 TO FORM 10-KSB IS BEING
FILED  TO  INCLUDE  CHANGES  TO  VARIOUS   SECTIONS  OF  THIS  FILING  BASED  ON
CHAMPIONLYTE'S RESPONSE TO COMMENTS RECEIVED IN IT'S FORM SB-2 FILING.

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

Results of Operations (exclusive of discontinued operations)

Years Ended December 31,

                                                  2002                   2001
                                               ----------             ----------
Net Sales                                      $  266,336             $  368,631
Cost of Goods Sold                                165,909                360,754
Gross Profit                                      100,427                  7,877
Selling, General and
Administrative
Expenses                                        1,956,991              4,153,599

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

                                                   Year Ended December 31,
Liquidity                                          2002                2001
----------                                     ------------        -------------
Net Cash (Used in)
    Provided by Operations                     $  (950,132)         $(3,410,540)
Working Capital (deficiency)                   $(1,016,803)         $   882,272

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
                                                                                ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                          2002          2001
                                                      -----------    -----------
NET SALES                                            $   266,336    $   368,631
COST OF GOODS SOLD                                       165,909        360,754
                                                      -----------    -----------
GROSS PROFIT                                             100,427          7,877
SELLING, GENERAL AND ADMINISTRATIVE                    1,956,991      4,153,599
                                                      -----------    -----------
LOSS FROM OPERATIONS                                  (1,856,564)    (4,145,722)
OTHER INCOME (EXPENSE):
  INVESTMENT INCOME                                       11,732        234,405
  INTEREST EXPENSE                                       (16,728)       (14,291)
  GAIN ON SALES OF INVESTMENT                             10,860             --
   EXPENSES RELATING TO CONVERSION OF NOTES TO
   SERIES II PREFERRED STOCK                                  --       (898,605)
                                                      -----------    -----------
OTHER EXPENSES, NET                                        5,863       (678,491)
                                                      -----------    -----------

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX EXPENSE                                   (1,850,700)    (4,824,213)
INCOME TAX EXPENSE                                            --             --
                                                      -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                   (1,850,700)    (4,824,213)
LOSS ON FROM DISCONTINUED OPERATIONS                    (476,910)      (744,949)
                                                      -----------    -----------
NET LOSS                                              (2,327,610)    (5,569,162)
SERIES II DEEMED PREFERRED DIVIDENDS                     411,500        399,965
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS            $(2,739,110)   $(5,969,127)
                                                     ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
LOSS FROM CONTINUING OPERATIONS AVAILABLE
TO SHAREHOLDERS                                      $     (0.30)   $     (0.81)
LOSS FROM DISCONTINUED OPERATIONS                          (0.06)         (0.12)
                                                      -----------    -----------
                                                     $     (0.36)   $     (0.93)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                      7,528,861      6,427,168
                                                     ===========    ===========
OTHER COMPREHENSIVE LOSS:
NET LOSS                                             $(2,327,610)   $(5,569,162)
UNREALIZED GAIN FROM MARKETABLE SECURITIES                    --         12,681
                                                      -----------    -----------
COMPREHENSIVE LOSS                                   $(2,327,610)   $(5,556,481)
                                                     ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                       Series I
                                                                          Common Stock          Convertible Preferred Stock
                                                                    --------------------------   ----------------------
                                                                       Shares        Amount         Shares       Amount
                                                                    ----------      ----------   ----------  ----------
Balance, December 31, 2000                                           6,376,399      $    6,377        3,500  $    3,500
Issuance of common stock for services                                   15,000              15           --          --
Issuance of options for services                                            --              --           --          --
Effect of change in fair value of available-for-sale securities             --              --           --          --
Repurchase of shares in settlement with consultant                     (95,000)            (95)          --          --
Exercise of stock options                                               50,000              50           --          --
Conversion of Series I Preferred Stock                               1,155,000           1,155       (3,500)     (3,500)
Net loss                                                                    --              --           --          --
                                                                    ----------      ----------   ----------  ----------
December 31, 2001                                                    7,501,399           7,502           --          --
Issuance of options for services
Amortization of deferred compensation                                       --
Effect of change in fair value of available-for-sale securities             --
Exercise of options                                                     58,000              58
Net loss
                                                                    ----------      ----------   ----------  ----------
December 31, 2002                                                    7,559,399      $    7,560          $--         $--
                                                                    ==========      ==========   ==========  ==========

                                                                  Additional                         Unrealized
                                                                   Paid-in           Deferred      Gain on Certain
                                                                   Capital         Compensation      Investments
                                                                 -----------         ---------         --------
Balance, December 31, 2000                                       $ 4,590,150         $ (82,891)        $ 60,992
Issuance of common stock for services                                 23,260                --               --
Issuance of options for services                                     330,258            (8,711)              --
Effect of change in fair value of available-for-sale securities           --                --          (48,311)
Repurchase of shares in settlement with consultant                   (24,905)               --               --
Exercise of stock options                                              4,950                --               --
Conversion of Series I Preferred Stock                                 2,345                --               --
Net loss                                                                  --                --               --
                                                                 -----------         ---------         --------
December 31, 2001                                                  4,926,058           (91,602)          12,681
Issuance of options for services                                      50,000           (33,333)
Amortization of deferred compensation                                     --           124,935
Effect of change in fair value of available-for-sale securities                                          (12,681)
Exercise of options                                                    3,492
Net loss
                                                                 -----------         ---------         --------
December 31, 2002                                                $ 4,979,550              $--               $--
                                                                 ===========         =========         ========

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

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                                        ----------------------------
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

Additional financial data on the discontinued operations is as follows;
--------------------------------------------------------------------------------
                                                         Year ended December 31,
--------------------------------------------------------------------------------
                                                           2002           2001
Net Sales from discontinued operations                 $ 685,554      $ 876,476
--------------------------------------------------------------------------------
Loss from operations of discontinued
operations  before income taxes                         (355,167)      (744,949)
--------------------------------------------------------------------------------
Loss  on  disposal  of  discontinued
operations  before income taxes                        $(121,733)     $      --
--------------------------------------------------------------------------------

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

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                               December 31,
                                                        ------------------------
                                        Useful Life       2002             2001
                                        -----------     ----------     ---------
Office Furniture and Equipment              5 Years           --         80,280
Coolers                                     5 Years       34,199         34,199
Leasehold Improvements                      5 Years           --         25,873
Website                                     3 Years       11,017             --
Vehicles                                    5 Years           --        116,676
                                                        --------      ---------
                                                          45,216        257,028
Accumulated Depreciation                                 (17,932)       (77,218)
                                                        --------      ---------
                                                        $ 27,284      $ 179,810
                                                        ========      =========

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

The following tables summarize the Company's fixed stock options activity at December 31, 2001:

                     Employee and Director's Stock Options:

                                                          Weighted Average
                                              Shares       Exercise Price
                                              -------      -------------
Outstanding at December 31, 2000              200,000           1.00
    Granted                                   100,000            .86
    Exercised                                      --             --
    Expired or Cancelled                      (50,000)           .50
                                              -------          -----
Outstanding at December 31, 2001              250,000          $1.04
    Granted
    Exercised                                      --             --
    Expired or Cancelled
                                              -------          -----
Outstanding at December 31, 2002              250,000          $1.04
                                              =======          =====

Non-employee stock options:
                                                            Weighted Average
                                               Shares        Exercise Price
                                                --------     --------------
Outstanding at December 31, 2000               196,000            .71
    Granted                                    338,810           1.06
    Exercised                                  (50,000)           .10
    Expired or Cancelled                       (10,000)          2.27
                                               -------          -----
Outstanding at December 31, 2001               474,810          $ .99
    Granted                                    100,000            .10
    Exercised                                  (58,000)           .06
    Expired or Cancelled                        (5,000)          1.00
                                               -------          -----
Outstanding at December 31, 2002               511,810          $ .98
                                               =======          =====

Information, at date of issuance, regarding stock option grants during the two years ended December 31, 2002 and 2001:

                                                         Weighted-Average  Weighted-Average
                                               Shares       Exercise Price   Fair Value
                                              -------      --------------   ----------
Year ended December 31, 2001:
Exercise price exceeds market price            200,000        $ .98$         .93
Exercise price equals market price              50,000        $1.22$        1.22
Exercise price is less than market price       138,810        $ .45$        1.03

Year ended December 31, 2002:
Exercise price exceeds market price                 --           --           --
Exercise price equals market price                  --           --           --
Exercise price is less than market price       100,000        $ .10$         .50

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

Listed below are the tax effects of the items related to the Company's net tax asset:

                                                           December 31, 2002
                                                             -------------
Tax benefit of net operating loss carryforward               $  3,515,000
Valuation Allowance                                            (3,515,000)
                                                             -------------
Net deferred tax asset recorded                              $         --
                                                             =============

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

                           SUMMARY COMPENSATION TABLE

                                                     LONG-TERM COMPENSATION
                              ANNUAL COMPENSATION    RESTRICTED
SECURITIES
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

                           CHAMPIONLYTE HOLDINGS, INC.

                                     By: /s/ David Goldberg
                                         ---------------------------------------
                                         DAVID GOLDBERG
                                         President, Principal Financial Officer,
                                         Principal Accounting Officer and
                                         Chairman of the Board of Directors
Dated: July 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          TITLE                                           DATE
                              -----                                           ----

/s/ David Goldberg                                                        July 6, 2004
---------------------------   President, Principal Financial Officer,
    DAVID GOLDBERG            Principal Accounting Officer and Chairman
                              of the Board of Directors


/s/ Steven Field              Director                                    July 6, 2004
---------------------------
    STEVEN FIELD

/s/ Thad Kaplan               Director                                    July 6, 2004
---------------------------
    THAD KAPLAN