Form 10QSB/A
period 2003-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2004-07-07
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-QSB

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


          3450 PARK CENTRAL BOULEVARD, N. POMPANO BEACH, FLORIDA 33064
                    (Address of Principal Executive Offices)

                                  (866)438-5983
                           (Issuer's telephone number)
          2999 NE 191ST, PENTHOUSE 3, NORTH MIAMI BEACH, FLORIDA 33180
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 6, 2004: 33,768,545 shares of common stock outstanding, $0.001 par value.

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
                                                                 ============


See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
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

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2003              2002
                                                                    ---------         ---------
                                                                   (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                                          $(179,134)        $(772,766)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     2,628            18,274
      Common stock and options issued for services and interest       223,526            54,857
  Changes in current assets and liabilities:
      Accounts Receivable                                                  --            (1,007)
      Other Receivables                                                    --           100,000
      Inventory                                                            --             1,526
      Advances                                                             --              (268)
      Prepaid expenses                                                (44,393)           21,852
      Accounts payable                                               (109,583)           35,450
      Net liabilities of discontinued operations                      (59,310)               --
      Accrued expenses and other current liabilities                   12,894            (4,388)
  Changes in convertible prefered stock to common stock                   524
                                                                    ---------         ---------
Net cash used in operating activities                                (152,848)         (546,470)
                                                                    ---------         ---------

Cash flows from investing activities:
      Proceeds from sale of marketable securities                          --           624,597
                                                                    ---------         ---------

Net cash used in investing activities                                      --           624,597
                                                                    ---------         ---------

Cash flows from financing activities:
      Principal payments on notes payable                                  --              (811)
      Proceeds from convertible note                                  153,823                --
                                                                    ---------         ---------

Net cash used in financing activities                                 153,823              (811)
                                                                    ---------         ---------

Net increase (decrease) in cash                                           975            77,316

Cash, beginning of year                                                    71            64,326
                                                                    ---------         ---------

Cash, end of period                                                 $   1,046         $ 141,642
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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management as of March 31, 2003, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on July , 2004.

                           CHAMPIONLYTE HOLDINGS, INC.


Date:  July 6, 2004             By:  /s/ David Goldberg
                                     --------------------------
                                     David Goldberg
                                     CEO, CFO and President