Form 10QSB/A
period 2003-06-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-07-07
CIK 1093819

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

                                     ASSETS
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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management as of June 30, 2003, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on July 6, 2004.

                           CHAMPIONLYTE HOLDINGS, INC.





Date:  July 6, 2004      By: /s/ David Goldberg
                             --------------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman
                             of the Board of Directors