Form 10QSB/A
period 2003-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-07-07
CIK 1093819

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

   Consolidated Statements of Operations and Comprehensive Loss for the three
     and nine months ended September 30, 2003 and 2002 (unaudited)                   F-2

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited) F-3 - F-4

   Notes to Consolidated Financial Statements                                      F-5 - F-23

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                     $     6,173
   Accounts receivable, net                                           95,017
   Inventory                                                          43,893
   Deposits                                                           16,000
   Prepaid expenses                                                   12,984
                                                                 -----------
      TOTAL CURRENT ASSETS                                           174,067
                                                                 -----------

Intangible assets, net                                               199,018
Property and equipment, net                                           19,400
                                                                 -----------
      TOTAL ASSETS                                               $   392,485
                                                                 -----------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:


   Accounts payable                                              $   568,330
   Due to factor                                                      48,522
   Notes payable - related party                                      70,000
   Convertible notes payable                                         565,000
   Accrued expenses                                                  209,357
                                                                 -----------
TOTAL CURRENT LIABILITIES                                          1,461,209
                                                                 -----------

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                          ------------------------------      ------------------------------
                                              2003              2002              2003              2002
                                          ------------      ------------      ------------      ------------
NET SALES                                 $    171,324      $    241,776      $    189,280      $    871,670
  Cost of sales                                122,839           140,630           131,024           519,397
                                          ------------      ------------      ------------      ------------
      Gross profit                              48,485           101,146            58,256           352,273
                                          ------------      ------------      ------------      ------------

Selling, general and administrative          1,088,081           470,267         1,761,345         2,513,135
                                          ------------      ------------      ------------      ------------

Loss from continuing operations
   before other income (expense)            (1,039,596)         (369,121)       (1,703,089)       (2,160,862)

OTHER INCOME (EXPENSE):
  Investment income                                 --                13                --            11,730
  Loss on sale of fixed asset                       --            (2,229)               --            (2,229)
  Expenses relating to the
     conversion of notes to Series II
     Convertible Preferred Stock                    --               527                --                --
  Licensing revenue                            157,900                --           157,900                --
  Gain on forgiveness of trade
     payable                                    75,906                --           234,904                --
   Interest and financing expense             (232,606)          (16,581)         (430,000)          (16,581)
                                          ------------      ------------      ------------      ------------
        Other income (expense) net               1,200           (18,270)          (37,196)           (7,080)
                                          ------------      ------------      ------------      ------------

NET LOSS                                  $ (1,038,396)     $   (387,391)     $ (1,740,285)     $ (2,167,942)
                                          ============      ============      ============      ============


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC                                     27,927,370         7,542,899        16,534,853         7,522,999
                                          ============      ============      ============      ============

BASIC INCOME (LOSS) PER SHARE             $      (0.04)     $      (0.05)     $      (0.11)     $      (0.29)
                                          ============      ============      ============      ============

See accompanying notes to consolidated financial statements (unaudited)

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                          2003            2002
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,740,285)     $(2,167,942)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        37,642           52,103
      Operating expenses paid through convertible notes payable           435,832               --
      Issuance of common stock, warrants and options for services
       and financing                                                    1,233,282          141,602
      Loss on sale of fixed asset                                              --            2,229
Changes in operating assets and liabilities:
      Increase in accounts receivable                                     (59,399)         (90,668)
      Decrease in other receivables                                            --          100,000
      (Increase) decrease in inventory                                    (43,893)           6,656
      Increase in advances to employees                                        --             (268)
      Decrease in prepaid expenses                                         (5,503)          46,395
      (Decrease) increase in accounts payable                            (160,172)         550,119
      Increase in due to factor                                            25,153               --
      Increase in accrued expenses                                         31,374          195,296
                                                                      -----------      -----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (245,969)      (1,164,478)
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for acquisition of Old Fashioned                          (135,000)              --
     Sale of marketable securities                                             --          977,598
     Proceeds from the sale of fixed asset                                     --            9,506
                                                                      -----------      -----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                           (135,000)         987,104
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                          387,071               --
     Payments on notes payable                                                 --           (2,486)
     Proceeds from related party loans                                         --          140,000
     Proceeds from exercise of options                                         --              250
                                                                      -----------      -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            387,071          137,764
                                                                      -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        6,102          (39,610)
Cash and cash equivalents, beginning of period                                 71           64,326
                                                                      -----------      -----------
Cash and cash equivalents, end of period                              $     6,173      $    24,716
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

     Cash paid during the year for:
           Interest                                                   $        --      $       527
                                                                      ===========      ===========
           Income taxes                                               $        --      $        --
                                                                      ===========      ===========

See accompanying notes to consolidated financial statements (unaudited).

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                  2003             2002
                                                                  ----             ----
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of redeemable convertible preferred stock         $   8,229,727     $          --
                                                             =============     =============
Issuance of common stock for settlements of amounts due      $     176,191     $          --
                                                             =============     =============
Third party payments charged to balance sheet                $      (9,630)    $          --
                                                             =============     =============
Conversion of convertible notes payable to Series IV
   Preferred Stock                                           $     100,000     $          --
                                                             =============     =============
Issuance of common stock for services to be provided         $     650,948     $          --
                                                             =============     =============
Issuance of options for services to be provided              $     214,250     $          --
                                                             =============     =============
Issuance of common stock due to options exercised            $       3,334     $          --
                                                             =============     =============
Conversion of convertible notes payable to common stock      $     148,273     $          --
                                                             =============     =============
Exercise of options for accrued expenses                     $          --     $       3,300
                                                             =============     =============

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 6 - INTANGIBLE ASSETS (CONT'D)

Intangible assets as of September 30, 2003 is as follows:

Licensing agreement                            $  176,000
Goodwill                                           93,421
                                               ----------
                                                  269,421

Less:  accumulated amortization                   (70,403)
                                               ----------
                                               $  199,018
                                               ==========

Amortization expense for the nine months ended September 30, 2003 was $0.

NOTE 7 - PROPERTY AND EQUIPMENT

The property and equipment consists of the following:

Cooling equipment                              $   34,199
Computer software                                  11,017
                                               ----------
                                                   45,216
     Less: accumulated depreciation               (25,816)
                                               ----------
                                               $   19,400
                                               ==========

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

The following information summarizes the Company's stock option activity for the nine months ended September 30, 2003:

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 13 - STOCK OPTION PLANS (CONT'D)

Stock Incentive Plans (cont'd)

                                                   Average
                                   Number of      Exercise
                                    Options        Price
                                    --------      --------
      Options outstanding at
        beginning of the period      267,500      $   0.98
      Granted                             --            --
      Exercised                      (17,500)       (0.004)
      Forfeited                           --            --
                                    --------      --------
      Options outstanding at
         end of the period           250,000      $   0.98
                                    ========      ========

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, as of September 30, 2003, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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