Form 10QSB
period 2004-06-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-08-16
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 34,589,695 shares of common stock outstanding, $0.001 par value.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS
Current assets:
     Accounts receivable, net                                                                      $     97,651
     Inventory                                                                                           81,515
     Prepaid insurance                                                                                   10,000
                                                                                                   ------------
        Total current assets                                                                            189,166

Property and equipment, net                                                                                  59
                                                                                                   ------------

        Total assets                                                                               $    189,225
                                                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                                              $    630,682
     Due to related party                                                                                33,088
     Convertible notes payable                                                                        1,190,802
     Payroll taxes payable                                                                              105,439
     Accrued expenses and other current liabilities                                                     410,588
                                                                                                   ------------
        Total current liabilities                                                                     2,370,599
                                                                                                   ------------

Series II redeemable convertible preferred stock, par value $.01 - authorized
     8,500 shares, 0 shares issued and outstanding (liquidation value $0)                                    --
                                                                                                   ------------

Commitments and contingency

Stockholders' deficiency:
     Series I convertible preferred stock, par value $1.00 - authorized
          100,000 shares, 0 shares issued and outstanding                                                    --
     Series III blank check preferred stock, par value $1.00 - authorized
          500,000 shares, 0 shares issued and outstanding                                                    --
     Series IV convertible preferred stock, par value $1.00 - authorized
          250,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)            100,000
     Common stock, par value $.001 - authorized 200,000,000 shares,
        33,446,838 shares issued and outstanding                                                         33,446
     Additional paid-in capital                                                                      16,337,692
     Unearned services                                                                                  (79,098)
     Deferred compensation                                                                              (58,238)
     Accumulated deficit                                                                            (18,515,176)
                                                                                                   ------------
        Total stockholders' deficiency                                                               (2,181,374)
                                                                                                   ------------

        Total liabilities and stockholders' deficiency                                             $    189,225
                                                                                                   ============

                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                  For the Three Months Ended           For the Six Months Ended
                                                          June 30,                              June 30,
                                                ------------------------------      ------------------------------
                                                   2004               2003              2004              2003
                                                ------------      ------------      ------------      ------------
                                                (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Net sales                                       $    135,377      $     17,956      $    372,559      $     17,956

Cost of goods sold                                   109,638             8,185           322,710             8,185
                                                ------------      ------------      ------------      ------------

Gross profit                                          25,739             9,771            49,849             9,771

Selling, general and administrative expenses         496,072           449,393         1,078,036           673,264
                                                ------------      ------------      ------------      ------------

Loss from operations                                (470,333)         (439,622)       (1,028,187)         (663,493)

Other income (expenses):

Gain on forgiveness of trade payables                 13,000                --            29,809           158,998
Interest and financing expense                      (149,772)          (83,133)         (412,251)         (197,394)
                                                ------------      ------------      ------------      ------------

Other income (expenses), net                        (136,772)          (83,133)         (382,442)          (38,396)
                                                ------------      ------------      ------------      ------------

Net loss from continuing operations
  before income tax expense                         (607,105)         (522,755)       (1,410,629)         (701,889)
Income tax expense                                        --                --                --                --
                                                ------------      ------------      ------------      ------------
Net loss                                        $   (607,105)     $   (522,755)     $ (1,410,629)     $   (701,889)
                                                ============      ============      ============      ============

Basic and Diluted Earnings (Loss) Per share     $      (0.02)     $      (0.04)     $      (0.04)     $      (0.06)
                                                ============      ============      ============      ============

Weighted average number of common shares
  outstanding - basic and diluted                 32,958,932        13,436,541        32,313,650        10,838,595
                                                ============      ============      ============      ============

                 See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months Ended June 30,
                                                                              -----------------------------------------
                                                                                    2004                    2003
                                                                              ------------------     ------------------
                                                                                  (Unaudited)             Unaudited)
Cash flows from operating activities:
     Net loss                                                                 $       (1,410,629)    $         (701,889)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
            Depreciation and amortization                                                    898                 27,532
            Operating expenses paid through convertible notes payable                         --                344,798
            Common stock, options and warrants issued for services and
                 financing expenses                                                      641,702                530,587
     Changes in operating assets and liabilities:
        Accounts receivable                                                                1,926                (17,956)
        Inventory                                                                        (34,008)               (18,813)
        Prepaid expenses                                                                  (9,975)                    --
        Accounts payable                                                                  52,695               (148,600)
        Accrued expenses and other current liabilities                                   214,857                (14,476)
        Payroll taxes payable                                                             32,895                     --
                                                                              ------------------     ------------------
Net cash (used in) provided by operating activities                                     (509,639)                 1,183
                                                                              ------------------     ------------------

Cash flows from financing activities:
     Proceeds from convertible notes payable                                             473,790                     --
     Advances from related party                                                         33,088
                                                                              ------------------     ------------------
Net cash provided by financing activities                                                506,878                     --
                                                                              ------------------     ------------------

Net (decrease) increase in cash                                                           (2,761)                 1,183
Cash, beginning of period                                                                  2,761                     71
                                                                              ------------------     ------------------

Cash, end of period                                                           $               --     $            1,254
                                                                              ==================     ==================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                         $               --     $               --
                                                                              ==================     ==================
     Income taxes                                                             $               --     $               --
                                                                              ==================     ==================

Noncash investing and financing activities:
     Issuance of common stock for services to be provided                     $          108,191     $          760,948
                                                                              ==================     ==================
     Conversion of convertible notes payable to common stock                  $           42,500     $               --
                                                                              ==================     ==================
     Issuance of common stock for settlements of amounts due                  $           37,797     $          130,234
                                                                              ==================     ==================
     Issuance of common stock repayment of notes payable - related party      $           35,000     $               --
                                                                              ==================     ==================
     Issuance of options for services to be provided                          $            8,000     $            8,500
                                                                              ==================     ==================
     Third party payments charged to balance sheet                            $               --     $           30,339
                                                                              ==================     ==================
     Conversion of convertible notes payable to Series IV Preferred Stock     $               --     $           93,675
                                                                              ==================     ==================
     Issuance of common stock due to options excercised                       $               --     $            3,334
                                                                              ==================     ==================
     Conversion of redeemablepreferred stock                                  $               --     $        7,834,727
                                                                              ==================     ==================

                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


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

On March 17, 2004, the Company created a subsidiary, Be-Lyte Foods, Inc., to engage in the production and sale of low carbohydrate snacks.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of

June 30, 2004 and the results of the operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 and 2003. The results for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2004.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At June 30, 2004, the Company's accumulated deficit was $18,515,176 and its working capital deficiency was $2,181,433. In addition, the Company has had losses from operations of $2,898,192 and $2,327,610 for the years ended December 31, 2003 and 2002, respectively, and as a result, the auditor's report in the December 31, 2003 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


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

The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the six months ended June 30, 2003 is as follows:

                                                   2003

                   Net sales                   $    332,825
                                               ============
                   Net loss                    $   (779,237)
                                               ============
                   Basic loss per share        $       (.07)
                                               ============
                   Weighted average shares       10,838,595
                                               ============

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or the future results of operations.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following components at June 30, 2004:


              Trade receivables                         $ 130,425
              Less: Allowance for doubtful accounts       (32,774)
                                                        ---------
                                                        $  97,651
                                                        =========


NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes at June 30, 2004, consist of promissory notes to an investment fund and four companies. Some of the owners of the investment fund are also shareholders of the Company.

The note with the investment fund was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. In July 2003, the Company amended its convertible note with the investment fund by increasing the amount of the note to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the convertible note amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. The note was further amended in May 2004 increasing the convertible note amount to $1,250,000 and the investment fund has agreed to waive any penalties for not meeting the required date for the registration statement to be declared effective.

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarted ended March 31, 2004, Alpha converted $12,500 of its note into 178,571 shares of the Company's common stock. Towards the end of June 2004, Alpha requested the conversion of $10,000 of its note for 142,857 shares of the Company's common stock. The Company issued and recorded the conversion of the shares in July 2004.

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

In June 2004, the Company received $50,000 from Triple Crown Consulting, Inc., and entered into a $50,000 Series B 6.5% Convertible Promissory Note. The note provides the holder with the right at any time to convert into common stock of the Company as follows: The Conversion Price per share shall be equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or
(2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s)

At June 30, 2004, amounts owed to the investment fund aggregated $768,302, Triple Crown Consulting, Inc. aggregated $50,000 and Alpha and Gamma aggregated $237,500. Accrued interest of $34,286, $0 and $10,563 due to the investment fund, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The beneficial conversion feature of the above convertible notes for the three and six months ended June 30, 2004 amounted to $85,022 and $197,696, respectively and is included in interest and financing expense in the accompanying consolidated statements of operations.

The note with the fourth company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see note 5). The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. The noteholder has not executed this provision. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. To date, no payments have been made to the company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the Company agreed to issue a total of 1,400,000 shares of its common stock to the company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. The shares have been valued at $0.155 per share. For the six months ended June 30, 2004, the Company has recorded $93,000 as interest and financing expense related to this agreement and the company was issued 200,000 shares of the Company's common stock. At June 30, 2004, the company is owed 400,000 shares of the Company's common stock valued at $62,000. Such amount is included in accrued expenses in the accompanying consolidated balance sheet. Accrued interest of $7,088 is included in accrued expenses in the accompanying consolidated balance sheet.

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

At June 30, 2004, no amounts were due to the financial services company.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2004:


                  Consulting fees         $    78,601
                  Salaries                     71,600
                  Interest                    113,933
                  Royalties                    74,375
                  Other                        72,079
                                          ------------
                                          $   410,588
                                          ============


NOTE 10 - COMMITMENTS AND CONTINGENCIES


                          CONCENTRATION OF CREDIT RISK

For the quarter ended June 30, 2004, the Company had two customers whose sales represented 26% and 12% of the Company's net sales. Those customers accounted for 0% of the Company's accounts receivable at June 30, 2004. During the quarter ended June 30, 2004, all sales generated by the Company were from customers located within the United States and all assets held by the Company were located within the United States.

Two co-packers currently produce all of the Company's products. If any of these co-packers were to terminate or fail to renew the Company's contract, or have difficulties in producing beverages for the Company, the ability to produce products may be temporarily negatively affected.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                OPERATING LEASES

Prior to November 2003, the Company rented and shared office space with the financial advisory firm (see Note 11) on a month-to-month basis at $1,750 per month. In November 2003, the Company entered into a new lease agreement and relocated their office space. The new agreement requires rental payments of $2,000 per month beginning November 2003 for a period of one year. Total rent expense for the three and six months ended June 30, 2004 was $6,000 and $12,000, respectively.

                                LACK OF INSURANCE

The Company has not maintained any workman's compensation and disability insurance as of June 30, 2004. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

                                  PAYROLL TAXES

As of June 30, 2004, the Company owes approximately $105,439 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payments as funds become available.

                                   SETTLEMENTS

During the year ended December 31, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $321,000. At June 30, 2004, The Company has included approximately $223,000 in accounts payable at June 30, 2004 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessments.

Subsequent to the year ended December 31, 2003, the Company entered into settlement agreements with certain vendors aggregating approximately $98,000. In connection with these settlements, the Company has paid during the three and six months ended June 30, 2004, approximately $20,000 and $42,000, respectively in payments.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


Royalties owed as of June 30, 2004 of $20,625 are included in accrued expenses in the accompanying consolidated balance sheet.


                                LICENSE AGREEMENT


In connection with the acquisition of Old Fashioned, the Company reacquired a ten year license agreement, effective January 20, 1999, and as amended in September 1999, with Cumberland Packing Corp. ("Cumberland") for the right to use their "Sweet 'N Low" trademark in order to market Old Fashioned's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products. The license agreement has an initial term of ten years, expiring December 31, 2008. The Company has the right to renew the agreement for two additional seven-year terms, so long as the Company is not in default under the agreement. The agreement contains minimum royalties and minimum advertising capital requirements during each year of term, as determined on a calendar year basis. As of June 30, 2004, the Company has not met the minimum advertising capital requirement under the agreement. As such, Cumberland has the right to terminate the license. Royalties owed as of June 30, 2004 of $53,750 are included in accrued expenses in the accompanying consolidated balance sheet.

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

The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series. At June 30, 2004, there were no Series III preferred stock issued and outstanding.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)


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

                         ISSUANCE OF STOCK FOR SERVICES

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the certain common stockholders and are also holders of the Company's common stock. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, were amended in April 2003 and are as follows; (i) a monthly payment of $10,000 per month is due the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, (ii) the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price exercisable for five years, (iii) various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and (iv) the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. During the three and six months ended June 30, 2004 the fair value of the warrant using the Black-Scholes Option Pricing Model was reduced by $18,424 and $33,163, respectively and has been recorded as a credit to consulting expense. The agreement also contained full ratchet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $36,848. The firm subsequently agreed to waive the anti-dilution provision of the agreement going forward. In February 2004, in accordance with the warrant the firm exercised their right to purchase 342,160 shares of the Company's common stock.

In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement was twelve months with a twelve month follow on period, whereby fees may be due and payable to the business consulting firm for transactions consummated within the subsequent twelve months following the termination of the agreement. The Company issued 400,000 shares of common stock, valued at $44,000, in lieu of cash compensation. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company issued an additional 1,000,000 shares of the Company's common stock, valued at $90,000. During the three and six months ended June 30, 2004, the Company expensed $7,500 and $29,700, respectively, related to these agreements.

In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 150,000 shares of the Company's common stock with an exercise price of $0.12 per share, which expire two years from the date of issuance. The fair value of the warrants using the Black-Scholes Option Pricing Model was $19,500 and is being amortized to consulting expense over the term of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $3,450. As of June 30, 2004, the consultant is owed an additional 15,000 shares of the Company's common stock. The additional shares owed, valued at $2,850, are included in accrued expenses in the accompanying consolidated balance sheet. During the three and six months ended June 30, 2004, the Company expensed $317 and $10,092, respectively, related to the agreement.

In April 2003, the Company entered into an agreement with a consultant for financial planning services. The term of the agreement was for a one-year period. As consideration for the consultant's services to be rendered the Company issued 2,000,000 shares of the Company's common stock valued at $160,000. During the quarter ended June 30, 2004, the Company expensed $40,000 related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $70,000. During the quarter ended March 31, 2004 the agreement ended and the Company expensed $17,500 related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for financial planning services for a one-year period. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $80,000. During the three and six months ended June 30, 2004 the Company expensed $6,667 and $26,667, respectively related to this agreement.

In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $17,101 for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $25,200 per share for future services. The additional shares will vest in 30,000 share increments per month through March 2004. During the six months ended June 30, 2004 the Company expensed $6,300.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of its common stock on a quarterly basis. In February 2004, with the addition of another member to the Company's Board of Directors, this amount was increased to 175,000 shares. During the quarter ended March 31, 2004, the Company issued 150,000 shares of its common stock as compensation for services provided by its directors and the officer. As of June 30,2004 the directors and officer are owed an additional 375,000 shares of the Company's common stock. The additional shares owed, valued at $47,250, are included in accrued expenses in the accompanying consolidated balance sheet. The Company expensed $21,000 and $57,750, respectively, related to these issuances during the three and six months ended June 30, 2004.

In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The terms of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500 for each party. As of June 30, 2004, each party is owed an additional 50,000 shares of the Company's common stock. The additional shares owed, valued at $9,500 for each party, are included in accrued expenses in the accompanying consolidated balance sheet. During the three and six months ended June 30, 2004 the Company expensed $9,501 and $23,751, respectively related to these agreements.

In July 2003, the Company entered into a one-year advertising agreement with an advertising firm for services to be provided beginning August 1, 2003. The Company agreed to an annual fee of $50,000 which was paid through the issuance of 185,185 shares of its common stock. During the three and six months ended June 30, 2004, the Company expensed $12,500 and $25,000, respectively, related to this agreement.

In January 2004, the Company entered into an agreement wherein the Company agreed to issue 200,000 shares of the Company's common stock at a market value of $37,000 for legal services provided and to be provided. As of June 30, 2004 all 200,000 shares have been issued and during the six months ended June 30, 2004 the Company expensed $23,881 related to this agreement.

In January 2004, the Company entered into a twelve-month agreement wherein the Company agreed to issue 250,000 shares of the Company's common stock with a market value of $48,750 for printing services provided and to be provided. In addition, the Company agreed to issue warrants to purchase 800,000 shares of the Company's common stock. The terms of the warrants are as follows: (1) 400,000 warrants are exercisable at $0.25 per share and are callable by the Company at $0.75 and (2) 400,000 warrants are exercisable at $0.30 per share and are callable by the Company $1.20 per share. The shares underlying the warrants are restricted. The warrants have a term twelve months. The fair value of the 800,000 warrants using the Black-Scholes Option Pricing Model is $12,000 and is being recorded to consulting expenses over the term of the agreement. During the three and six months ended June 30, 2004 the Company expensed $9,923 and $19,846, respectively related to the agreement.

In January 2004, the Company entered into a twelve-month agreement with an individual for marketing services to be provided. The individual is to be compensated $2,000 per month, to be paid in shares of the Company's common stock. During the six months ended June 30, 2004, the individual was issued 35,130 shares of the Company's common stock, valued at $6,000 related to this agreement.

In April and May 2004, the Company issued 201,213 shares of its common stock valued at $22,000 for full settlement of amounts owed to this individual for services and future services in accordance with a new contract. During the quarter ended June 30, 2004 the Company expensed $10,000 related to this agreement. For the six months ended June 30, 2004, the Company expensed $26,000 related to agreements with this individual.

In February 2004, the Company issued 108,000 shares of its common stock valued at $20,315 for consulting services provided by certain individuals. During the quarter ended March 31, 2004, the Company expensed $20,315.

In April 2004, the Company issued 100,000 shares of its common stock valued at $14,500 in full settlement of amounts owed to a former employee for services previously rendered.

In May 2004, the Company issued 75,000 shares of its common stock valued at $12,000 for consulting services provided by an individual, which were expensed during the quarter ended June 30, 2004.

In May 2004, the Company inadvertently issued 623,958 shares of common stock to a former related third party in error. The Company has subsequently notified the individual of this error and is in the process of obtaining the stock certificate and canceling the shares. These shares are being treated as cancelled as of June 30, 2004.

In May 2004, the Company issued 200,000 shares of its common stock valued at $42,000 in accordance with its agreement with a director as an additional incentive to become a director. The term of his directorship began January 1, 2004 and is for a 24-month term. During the three and six months ended June 30, 2004 the Company has expensed $5,250 and $10,500, respectively for services rendered and $31,500 is recorded as unearned services at June 30, 2004.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                           CONVERSION OF NOTES PAYABLE

In March 2004, Alpha a holder of convertible promissory notes had $12,500 of its promissory notes converted into 178,571 shares of the Company's common stock. Alpha requested the conversion of $10,000 of its note for 142,857 shares of the Company's common stock. The Company issued and recorded the conversion of the shares in July 2004.

In June 2004, an individual holding a $30,000 convertible promissory note requested that the full note and interest payable of $2,238 be converted into 302,251 shares of common stock in accordance with the notes provisions.

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

                    ISSUANCE OF STOCK FOR SETTLEMENT OF DEBT

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the quarter ended March 31, 2004, the Company issued 184,210 shares of its common stock as final payment and has recorded $8,750 as interest expense related to the note.

NOTE 12 - STOCK OPTION PLANS

                              STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of June 30, 2004 and December 31, 2003, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2003, the Company issued 438,787 shares of its common stock under the 1999 Stock Option Plan in lieu of granting options. As of June 30, 2004 and December 31, 2003, 1,014,810 and 889,910 non-plan options were outstanding, respectively.

The following information summarizes the Company's stock option activity at June 30, 2004:

Employee and Director's Stock Options:

                                                              Weighted
                                                              Average
                                                             Exercise
                                             Options          Price
                                           ------------    ------------
Outstanding at December 31, 2003                220,000    $       1.07
         Granted                                     --              --
         Exercised                                   --              --
         Expired or cancelled                        --              --
                                           ------------    ------------

Outstanding at June 30, 2004                    220,000    $       1.07
                                           ============    ============

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

Non-employee stock options:

                                                     Weighted
                                                      Average
                                                     Exercise
                                      Options          Price
                                   ------------    ------------
Outstanding at December 31, 2003        889,810    $        .61
         Granted                        200,000             .17
         Exercised                           --              --
         Expired or cancelled           (75,000)           (.50)
                                   ------------    ------------

Outstanding at June 30, 2004          1,014,810    $        .53
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

During the three and six months ended June 30, 2004 the Company issued 100,000 and 200,000 common stock options with exercise prices ranging from $.14 to $.19 per share to our President. The fair value of the options for the periods using the Black-Scholes Options Pricing Model is $4,000 and $8,000, respectively.

NOTE 13 - INCOME TAXES

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2003 and 2002, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

NOTE 14 - RELATED PARTY TRANSACTIONS

                             GRANT OF STOCK OPTIONS


During the three months ended June 30, 2004, the President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock at an exercise price of $0.14 per share. In addition, the President was previously granted options to purchase 400,000 shares of the Company's common stock, which are separated as follows: 100,000 options are exercisable at $0.25 per share and 300,000 options are exercisable at $0.19 per share. The employment agreement entitles the President, as long as he is employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $77,000 and is being amortized to compensation expense over the term of the employment agreement. During the three and six months ended June 30, 2004, the Company expensed $10,848 and $21,361, respectively related to these options.


                              EMPLOYMENT AGREEMENTS

In March 2003, The President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. Since the employee continued employment with the Company for a period of 90 days following the execution of this agreement, the employee was granted 100,000 additional options to purchase shares of the Company's common stock at $0.33 per share. The options carry a term of two years and become fully exercisable on the date of grant. The fair market value of the options using the Black-Scholes Option Pricing Model was $39,500 and is being amortized to compensation expense over the term of the employment agreement. During the three and six months ended June 30, 2004 the Company expensed $5,312 and $10,625, respectively related to these options.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis. In February 2004, this was amended to 175,000 shares of the Company's common stock to reflect the addition of a new member to the Company's Board of Directors. The Board of Directors also includes the President of the Company.

In April 2003, the Company amended its employment agreement with its Senior Vice President of Sales ("SVP"), whereby the SVP was granted 150,000 shares of the Company's common stock, valued at $11,250, for past services provided and 1,650,000 shares of the Company's common stock valued at $123,750 for services to be provided over ten months, beginning April 2003. During the quarter ended March 31, 2004, the Company expensed $24,750 related to this agreement. In April 2004, the Company and the SVP mutually terminated their relationship. In accordance with the settlement agreement, the Company issued the SVP 100,000 shares of its common stock, valued at $14,500, in full satisfaction of any obligations due to him in April 2004

In June 2003, the Company entered into formal employment agreements with a key officer/shareholder, the President of the Company. The agreement is for a term of two years. The base salary for the executive is $3,500 per month paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. Should the agreement be renewed, the base salary will increase at a rate of 10% per annum. The employee is also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis.

During the six months ended June 30, 2004, the Company issued 63,888 shares of common stock related to the agreement and at June 30, 2004, the President is owed 77,777 shares of common stock valued at $11,000 for compensation, which is included in accrued expenses in the accompanying consolidated balance sheet.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


               SETTLEMENT AGREEMENT FOR REPAYMENT OF NOTES PAYABLE

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the three months ended March 31, 2004, the Company issued 184,210 shares of its common stock as final payment and has recorded $8,750 as interest expense related to the note.

NOTE 15 - SUBSEQUENT EVENTS

                                 STOCK ISSUANCES

In July 2004, the Company issued 1,000,000 shares of its common stock to its President and CEO in satisfaction of $70,000 of loans to the Company.

In July 2004, the Company issued 142,857 shares of its common stock to Alpha to convert $10,000 of its convertible notes. The conversion was requested in June 2004. (See Note 7.)


                                CONVERTIBLE NOTES

In August 2004 an investment fund invested an additional $125,000 pursuant to their convertible note originally dated April 2003 and subsequently amended. (See note 7.)

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

RESULTS OF OPERATIONS


                             Three Months Ended June 30,             Six Months Ended June 30

                               2004               2003               2004               2003
                           -----------        -----------        -----------        -----------
Net Sales                  $   135,377        $    17,956        $   372,559        $    17,956
Cost of Goods Sold         $   109,638        $     8,185        $   322,710        $     8,185
Gross Profit               $    25,739        $     9,771        $    49,849        $     9,771
Selling, General and
Administrative
Expenses                   $   496,072        $   449,393        $ 1,078,036        $   673,264
Net Loss                   $  (607,105)       $  (522,755)       $(1,410,629)       $  (701,889)


Revenues from operations for the three and six months ended June 30, 2004 were $135,377 and $372,559, respectively, compared to $17,956 for the three and six months ended June 30, 2003. The increase in sales was due to our restructuring, including but not limited to, our whole management team, as well as reformulating our product and creating a new marketing and distribution system. During the six months ended June 30, 2003, we had nominal operations as we were restructuring which resulted in limited sales. We did not begin shipping product until June 2003, when we reformulated our product. The Company had lower then expected sales for the three months ended June 30, 2004 due to a reformulation of its syrups. The Company has formed a new subsidiary called Be-Lyte Foods Inc., and is currently exploring products in the low carbohydrate snacks market.

We reformulated our drink products by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future. We also re-acquired the Old Fashioned Syrup Company in August 2003.

Our gross profit margin was 19% and 13% for the three and six months, respectively ended June 30, 2004 compared to 54% and 54% for the three and six months ended June 30, 2003. We shipped only limited products for the three and six months ended June 30, 2003 due to our restructuring. Our gross profit margin has decreased as a result of increased transportation costs and an inability to take advantage of manufacturer discounts.

Selling, general and administrative expenses increased to $496,072, and $1,078,036 for the three and six months ended June 30, 2004, respectively from $449,393 and $673,264 for the three and six months ended June 30, 2003, respectively. The increase in selling, general and administrative expenses is primarily the result of increased consulting fees related to our increased sales and marketing efforts, as well as increased professional fees.

The net result of these efforts was to increase the loss from operations before other income (expense)of $470,333 and $1,028,187 for the three and six months ended June 30, 2004 from a loss of $439,622 and $663,493 for the three and six months ended June 30, 2003, respectively.

Gain on forgiveness of trade payables amounted to $13,000 and $29,809 for the three and six months ended June 30, 2004, respectively compared to $0 and $158,998 for the three and six months ended June 30, 2003, respectively. This relates to several trade payables that were settled for reduced amounts then had been previously recorded. We are still in negotiations with other vendor's in attempts to settle our payables.

Interest and financing expense amounted to $149,772 and $412,251 for the three and six months ended June 30, 2004, respectively versus $83,133 and $197,394 for the three and six months ended June 30, 2003, respectively. Included in interest expense for the three and six months June 30, 2004 is $85,022 and $277,636 related to the beneficial conversion feature of the convertible promissory notes entered into by us and $64,737 and $134,602 in interest and financing expenses related to various notes payable.

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

The net effect of our restructuring resulted in a net loss for the three and six months ended June 30, 2004 of $607,105 and $1,410,629 compared to a net loss of $522,755 and $701,889 for the three and six months ended June 30, 2003.

Basic and diluted loss per share available to common shareholders was $(.02) and $(.04) for the three and six months ended June 30, 2004 compared to $(.04)and $(.06) for the three and six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at June 30, 2004 was $0. We received financing through notes payable of $473,790. Convertible notes at June 30, 2004, consist of promissory notes to an investment fund and four investment companies. Some of the owners of the investment fund are also shareholders of the Company. The notes with the investment fund were for funds to be disbursed to satisfy our obligations as needed.

Detailed matters regarding the notes payable are as follows:

The note with the investment fund was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. The convertible note with the investment fund is $1,250,000 and is due December 31, 2004. During the quarter ended June 30, 2004 none of the funds borrowed under the note to the investment fund were converted into shares of our common stock.

In June 2004, the Company received $50,000 from Triple Crown Consulting, Inc., and entered into a $50,000 Series B 6.5% Convertible Promissory Note. The note provides the holder with the right at any time to convert into common stock of the Company as follows: The Conversion Price per share shall be equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or
(2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha exercised the conversion of $12,500 of its note for 178,571 shares of the Company's common stock. Towards the end of June 2004 Alpha requested the conversion of $10,000 of its note for 142,857 shares of the Company's common stock. The Company issued the shares in July 2004.

In June 2004 amounts owed to an individual note holder aggregating $30,000 plus $2,238 of accrued interest were converted into 302,251 shares of common stock.

At June 30, 2004 amounts owed to the investment fund aggregated $768,302, Triple Crown Consulting, Inc. aggregated $50,000 and Alpha and Gamma aggregated $237,500. Accrued interest of $34,286, $0 and $10,563 due to the investment fund, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with the fourth investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of June 30, 2004, no payments have been made to the investment company, no amounts related to the cash flow provision were due and the note holder has not converted principal in to common stock of Old Fashioned.

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

At June 30, 2004 no amounts were due to the financial services company. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

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

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, as of June 30, 2004 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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


                             CHAMPIONLYTE HOLDINGS, INC.

Date:  August 16, 2004       By:/s/  David Goldberg
                             ----------------------------
                             David Goldberg
                             CEO, CFO and President