Form 10QSB
period 2004-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-11-15
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 2004: 44,213,566 shares of common stock outstanding, $0.001 par value.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  September 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
     Accounts receivable, net                                                                    $     19,880
     Due from related party                                                                             2,525
     Inventory                                                                                         67,599
                                                                                                 ------------
        Total current assets                                                                           90,004

Property and equipment, net                                                                                --
                                                                                                 ------------

        Total assets                                                                             $     90,004
                                                                                                 ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                             ----------------------------------------

Current liabilities:
     Accounts payable                                                                            $    607,250
     Convertible notes payable                                                                      1,198,971
     Payroll taxes payable                                                                            111,717
     Accrued expenses and other current liabilities                                                   387,588
                                                                                                 ------------
        Total current liabilities                                                                   2,305,526
                                                                                                 ------------

Series II redeemable convertible preferred stock, par value $.01-authorized
     8,500 shares, 0 shares issued and outstanding (liquidation value $0)                                  --
                                                                                                 ------------

Commitments and contingency

Stockholders' deficiency:
     Series I convertible preferred stock,  par value $1.00-authorized
          100,000 shares, 0 shares issued and outstanding                                                  --
     Series III convertible preferred stock,  par value $1.00-authorized
          500,000 shares, 165,000 shares issued and outstanding (liquidated value of $165,000)        165,000
     Series IV convertible preferred stock,  par value $1.00-authorized
          250,000 shares, 100,000 shares issued and outstanding  (liquidation value $100,000)         100,000
     Common stock, par value $.001 - authorized 200,000,000 shares,
        43,999,433 shares issued and outstanding                                                       43,999
     Additional paid-in capital                                                                    17,404,317
     Unearned services                                                                                (52,442)
     Deferred compensation                                                                            (44,078)
     Deferred offering costs                                                                         (800,000)
     Accumulated deficit                                                                          (19,032,318)
                                                                                                 ------------
        Total stockholders' deficiency                                                             (2,215,522)
                                                                                                 ------------

        Total liabilities and stockholders' deficiency                                           $     90,004
                                                                                                 ============


                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                  For the Three Months Ended     For the Nine Months Ended
                                                                         September 30,                  September 30,
                                                                ----------------------------    ----------------------------
                                                                   2004             2003           2004             2003
                                                                ------------    ------------    ------------    ------------
                                                                 (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                                                ------------    ------------    ------------    ------------
Net sales                                                       $    160,734    $    171,324    $    533,293    $    189,280

Cost of goods sold                                                   141,687         122,839         464,397         131,024
                                                                ------------    ------------    ------------    ------------

Gross profit                                                          19,047          48,485          68,896          58,256

Selling, general and administrative                                  386,358       1,088,081       1,464,394       1,761,345
                                                                ------------    ------------    ------------    ------------

Loss from operations                                                (367,311)     (1,039,596)     (1,395,498)     (1,703,089)

Other income (expenses):
      Licensing revenue                                                   --         157,900              --         157,900
Gain on forgiveness of trade payables                                     --          75,906          29,819         234,904
Interest and financing expense                                      (155,065)       (232,606)       (567,316)       (430,000)
                                                                ------------    ------------    ------------    ------------

Other income (expenses), net                                        (155,065)          1,200        (537,497)        (37,196)
                                                                ------------    ------------    ------------    ------------

Net loss from continuing operations before income tax expense       (522,376)     (1,038,396)     (1,932,995)     (1,740,285)
Income tax expense                                                        --              --              --              --
                                                                ------------    ------------    ------------    ------------
Net loss                                                        $   (522,376)   $ (1,038,396)   $ (1,932,995)   $ (1,740,285)
                                                                ============    ============    ============    ============

Basic and Diluted Earnings (Loss) Per share                     $      (0.01)   $      (0.04)   $      (0.06)   $      (0.11)
                                                                ============    ============    ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                                 34,838,988      27,927,370      33,247,076      16,534,853
                                                                ============    ============    ============    ============

                 See notes to consolidated financial statements

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                              2004              2003
                                                                            -----------    -----------
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities:
     Net loss                                                               $(1,932,995)   $(1,740,285)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                            957         37,642
           Operating expenses paid through convertible notes payable                 --        435,832
           Common stock, options and warrants issued for services and
                financing expenses                                              759,089      1,233,282
     Changes in operating assets and liabilities:
        Accounts receivable                                                      79,697        (59,399)
        Inventory                                                               (20,092)       (43,893)
        Prepaid expenses                                                             --         (5,503)
        Accounts payable                                                         47,532       (160,172)
        Accrued expenses and other current liabilities                          387,588         31,374
        Due to factor                                                                --         25,153
        Payroll taxes payable                                                    39,173             --
                                                                            -----------    -----------
Net cash (used in) provided by operating activities                            (639,051)      (245,969)
                                                                            -----------    -----------

CASH FLOWS FORM INVESTING ACTIVITIES
     Cash paid for acquisition of Old Fashioned                                      --       (135,000)

Cash flows from financing activities:
     Proceeds from notes payable                                                638,790        387,071
     Advances to related party                                                   (2,500)
                                                                            -----------    -----------
Net cash provided by financing activities                                       636,290        387,071
                                                                            -----------    -----------

Net (decrease) increase in cash                                                  (2,761)         6,102

Cash, beginning of period                                                         2,761             71
                                                                            -----------    -----------

Cash, end of period                                                         $        --    $     6,173
                                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                       $        --    $        --
                                                                            ===========    ===========
     Income taxes                                                           $        --    $        --
                                                                            ===========    ===========

Noncash investing and financing activities:
     Issuance of common stock for services to be provided                   $   108,191    $   760,948
                                                                            ===========    ===========
     Conversion of convertible notes payable to common stock                $    64,331    $        --
                                                                            ===========    ===========
     Issuance of common stock for deferred offering costs                   $   800,000    $        --
                                                                            ===========    ===========
     Issuance of common stock for settlements of amounts due                $   231,797    $   130,234
                                                                            ===========    ===========
     Issuance of common stock repayment of notes payable - related party    $    35,000    $        --
                                                                            ===========    ===========
     Issuance of options for services to be provided                        $    11,000    $     8,500
                                                                            ===========    ===========
     Third party payments charged to balance sheet                          $        --    $    30,339
                                                                            ===========    ===========
     Conversion of convertible notes payable to Series IV Preferred Stock   $        --    $    93,675
                                                                            ===========    ===========
     Issuance of common stock due to options excercised                     $        --    $     3,334
                                                                            ===========    ===========
     Conversion of redeemablepreferred stock                                $        --    $ 7,834,727
                                                                            ===========    ===========

                 See notes to consolidated financial statements

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of

September 30, 2004 and the results of the operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 and 2003. The results for the three and nine months ended Seeptember 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2004.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At September 30, 2004, the Company's accumulated deficit was $19,032,318 and its working capital deficiency was $2,215,522. In addition, the Company has had losses from operations of $2,898,192 and $2,327,610 for the years ended December 31, 2003 and 2002, respectively, and as a result, the auditor's report in the December 31, 2003 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

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

The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the Nine months ended September 30, 2003 is as follows:

                                                   2003

                   Net sales                   $    584,657
                                               ============
                   Net loss                    $(1,901,311)
                                               ============
                   Basic loss per share        $     (.11)
                                               ============
                   Weighted average shares       16,534,853
                                               ============

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or the future results of operations.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following components at September 30, 2004:

              Trade receivables                         $85,295
              Less: Allowance for doubtful accounts     (65,415)
                                                        ---------
                                                        $19,880
                                                        =========
NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes at September 30, 2004, consist of promissory notes to two investment funds and four companies. Some of the owners of the investment fund are also shareholders of the Company. The note with the investment fund was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. In July 2003, the Company amended its convertible note with the investment fund by increasing the amount of the note to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the convertible note amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. The note was further amended in May 2004 increasing the convertible note amount to $1,250,000 and the investment fund has agreed to waive any penalties for not meeting the required date for the registration statement to be declared effective. During the quarter ended September 30, 2004 the investment fund increased the note by $195,000 and determined that it would purchase $165,000 Series III preferred stock through the cancellation of a portion of its existing note (see Note 11).

In August 2004, the investment fund sold a total of $400,000 worth of such Convertible Note to Cornell Capital Partners, LLP. Upon receipt of the funds, The Investment Fund immediately reinvested $165,000 into the Company. In consideration for the $165,000 the Company issued a convertible promissory note dated August 5, 2004. Subsequently, the Company was the investment fund agreed to exchange the $165,000 Note for 165,000 shares of the class of its Preferred Stock known as Series III Preferred Stock, par value $1.00 which has the same rights and privileges as the Company's Series IV Preferred Stock in consideration for the satisfaction of the note.

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha converted $12,500 of its note into 178,571 shares of the Company's common stock. In July 2004, Alpha converted $10,000 of its note for 142,857 shares of the Company's common stock.

Pursuant to the terms of the notes, the Company was to have filed a registration statement with the SEC on or before February 6, 2003 that was required to have been declared effective on or before April 6, 2003 and remain effective until the maturity date of the notes. Since the Company defaulted on this provision of the notes, the holders may accelerate the due date of the notes. In October 2003, in order to induce the investment fund, Alpha and Gamma to forego from exercising their rights to accelerate the due date of the notes and as security for the repayment of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures. The investment fund, Alpha and Gamma agreed to forebear for 180 days from October 16, 2003 the exercise of any of their rights under the notes with respect to the non-registration, so long as the Company is not in default under the provisions of the Security Agreement and the other provisions of the notes. Thereafter, the Company had decided to withdraw its Registration Statement and requested that Alpha and Gamma waive any penalities provided that the Company's counsel shall issue shares applicable to Rule 144 opinion letters.

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

At September 30, 2004, amounts owed to the investment fund aggregated $398,302, Aggregated Cornell Capital $388,169. Triple Crown Consulting, Inc. aggregated $50,000 and Alpha and Gamma aggregated $227,500. Accrued interest of $46,771, $1,083 and $14,259 due to the investment fund, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The beneficial conversion feature of the above convertible notes for the three and nine months ended September 30, 2004 amounted to $83,572 and $281,268, respectively and is included in interest and financing expense in the accompanying consolidated statements of operations.

The note with the fourth company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see note 5). The note matured on October 14, 2004 but was subsequently extended until January 15, 2005 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned.
The noteholder has not executed this provision. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. To date, no payments have been made to the company and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the investment company whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the investment Company agreed to issue a total of 1,400,000 shares of its common stock to the investment company over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. The shares have been valued at $0.155 per share. For the nine months ended September 30, 2004, the Company has recorded $108,500 as interest and financing expense related to this agreement and the investment company was issued 1,000,000 shares of the Company's common stock. At September 30, 2004 the balance due on the note is $135,000.

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

At September 30, 2004, no amounts were due to the financial services company.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2004:

                  Director fees           $   58,625
                  Salaries                    55,754
                  Interest                    55,723
                  Insurance                   14,444
                  Litigation                  17,000
                  Commissions                  4,538
                  Royalties                   80,000
                  Other                      101,753
                                          ------------
                                          $  387,837
                                          ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

                          CONCENTRATION OF CREDIT RISK

For the quarter ended September 30, 2004, the Company had three customers whose sales represented 26%, 18% and 18% of the Company's net sales. Those customers accounted for 21% of the Company's accounts receivable at September 30, 2004. During the quarter ended September 30, 2004, all sales generated by the Company were from customers located within the United States and all assets held by the Company were located within the United States.

Two co-packers currently produce all of the Company's products. If any of these co-packers were to terminate or fail to renew the Company's contract, or have difficulties in producing beverages for the Company, the ability to produce products may be temporarily negatively affected.

                                OPERATING LEASES

Prior to November 2003, the Company rented and shared office space with the financial advisory firm (see Note 11) on a month-to-month basis at $1,750 per month. In November 2003, the Company entered into a new lease agreement and relocated their office space. The new agreement requires rental payments of $2,000 per month beginning November 2003 for a period of one year. Total rent expense for the three and nine months ended September 30, 2004 was $6,000 and $18,000, respectively.

                                LACK OF INSURANCE

The Company has not maintained any workman's compensation and disability insurance as of September 30, 2004. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

                                  PAYROLL TAXES

As of September 30, 2004, the Company owes approximately $111,717 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payments as funds become available.

                                   SETTLEMENTS

During the year ended December 31, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $267,511. At September 30, 2004, The Company has included approximately $267,511 in accounts payable at September 30, 2004 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessments.

Subsequent to the year ended December 31, 2003, the Company entered into settlement agreements with certain vendors aggregating approximately $98,000. In connection with these settlements, the Company has paid during the three and nine months ended September 30, 2004, approximately $24,393 and $66,583, respectively in payments.

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

Royalties owed as of September 30, 2004 of $26,250 are included in accrued expenses in the accompanying consolidated balance sheet.

                                LICENSE AGREEMENT

In connection with the acquisition of Old Fashioned, the Company reacquired a ten year license agreement, effective January 20, 1999, and as amended in September 1999, with Cumberland Packing Corp. ("Cumberland") for the right to use their "Sweet 'N Low" trademark in order to market Old Fashioned's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products. The license agreement has an initial term of ten years, expiring December 31, 2008. The Company has the right to renew the agreement for two additional seven-year terms, so long as the Company is not in default under the agreement. The agreement contains minimum royalties and minimum advertising capital requirements during each year of term, as determined on a calendar year basis. As of September 30, 2004, the Company has not met the minimum advertising capital requirement under the agreement. As such, Cumberland has the right to terminate the license. Royalties owed as of September 30, 2004 of $53,750 are included in accrued expenses in the accompanying consolidated balance sheet.

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

During the quarter ended September 30, 2003, the holders of the Series II preferred stock waived all preferred dividends due and in the future, and agreed to a fixed conversion price of $1.50 to convert to common stock.

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

The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series. At September 30, 2004, there were $165,000 of Series III preferred stock issued and outstanding.

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

During the year ended December 31, 2003, the Company entered into two agreements with Triple Crown Consulting, Inc., a partner in the investment fund, whereby the Company agreed to exchange two $50,000 Series B Convertible Promissory Notes between Triple Crown Consulting, Inc. and the Company for 100,000 shares of Series IV preferred stock, valued at $100,000.

On September 23, 2004, the Company designated 165,000 shares of the class of its Series III Preferred Stock, par value $1.00, to the Investment Fund pursuant to a Promissory Note with the Company dated August 5, 2004. The rights, preferences, and privileges of the Series III Preferred Stock are relative to those of the Series IV Preferred Stock, par value $1.00, designated to Triple Crown Consulting, Inc. Such shares are based on a convertible promissory note entered into between the Company and the Investment Fund on August 5, 2004. At the option of the Investment Fund, each outstanding share of Series III Preferred Stock is convertible into one share of common stock.

                         ISSUANCE OF STOCK FOR SERVICES

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the certain common stockholders and are also holders of the Company's common stock. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, were amended in April 2003 and are as follows; (i) a monthly payment of $10,000 per month is due the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, (ii) the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 80% of the closing bid price exercisable for five years, (iii) various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and (iv) the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. During the nine months ended September 30, 2004, the fair value of the warrant using the Black-Scholes Option Pricing Model was reduced by $33,163, respectively and has been recorded as a credit to consulting expense. The agreement also contained full ratchet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $36,848. The firm subsequently agreed to waive the anti-dilution provision of the agreement going forward. In February 2004, in accordance with the warrant the firm exercised their right to purchase 342,160 shares of the Company's common stock.

In January 2003, the Company engaged a business consulting firm to assist in a variety of areas relating to strategic and related development growth of the Company. The term of the engagement was twelve months with a twelve month follow on period, whereby fees may be due and payable to the business consulting firm for transactions consummated within the subsequent twelve months following the termination of the agreement. The Company issued 400,000 shares of common stock, valued at $44,000, in lieu of cash compensation. The agreement was subsequently amended on April 15, 2003 to extend the term of the contract for one year from the date of amendment. In consideration for the additional services to be provided, the Company issued an additional 1,000,000 shares of the Company's common stock, valued at $90,000. During the three and nine months ended September 30, 2004, the Company expensed $150 and $29,850, respectively, related to these agreements.

In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 150,000 shares of the Company's common stock with an exercise price of $0.12 per share, which expire two years from the date of issuance. The fair value of the warrants using the Black-Scholes Option Pricing Model was $19,500 and is being amortized to consulting expense over the term of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $3,450. As of September 30, 2004, the consultant is owed an additional 15,000 shares of the Company's common stock. The additional shares owed, valued at $2,850, are included in accrued expenses in the accompanying consolidated balance sheet. During the three and nine months ended September 30, 2004, the Company expensed $3,063 and $10,938, respectively, related to the agreement.

In April 2003, the Company entered into an agreement with a consultant for financial planning services. The term of the agreement was for a one-year period. As consideration for the consultant's services to be rendered the Company issued 2,000,000 shares of the Company's common stock valued at $160,000. During the quarter ended June 30, 2004 the agreement ended and the Company expensed $40,000 related to this agreement

In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $70,000. During the quarter ended March 31, 2004 the agreement ended and the Company expensed $17,500 related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for financial planning services for a one-year period. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $80,000. During the quarter ended June 30, 2004 the agreement ended and the Company expensed $26,667 related to this agreement

In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $17,101 for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $25,200 per share for future services. The additional shares vested in 30,000 share increments per month through March 2004. During the nine months ended September 30, 2004 the Company expensed $6,300.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of its common stock on a quarterly basis. In February 2004, with the addition of another member to the Company's Board of Directors, this amount was increased to 175,000 shares. During the quarter ended March 31, 2004, the Company issued 150,000 shares of its common stock as compensation for services provided by its directors and the officer. As of September 30,2004 the directors and officer are owed an additional 550,000 shares of the Company's common stock. The additional shares owed, valued at $58,525, are included in accrued expenses in the accompanying consolidated balance sheet. The Company expensed $21,000 and $23,375, respectively, related to these Services during the three and nine months ended September 30, 2004.

In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The terms of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500 for each party. As of September 30, 2004, each party is owed an additional 50,000 shares of the Company's common stock. The additional shares owed, valued at $9,500 for each party, are included in accrued expenses in the accompanying consolidated balance sheet. During the three and nine months ended September 30, 2004 the Company expensed $0 and $23,751, respectively related to these agreements.

In July 2003, the Company entered into a one-year advertising agreement with an advertising firm for services to be provided beginning August 1, 2003. The Company agreed to an annual fee of $50,000 which was paid through the issuance of 185,185 shares of its common stock. During the three and nine months ended September 30, 2004, the Company expensed $8,333 and $33,333, respectively, related to this agreement.

In January 2004, the Company entered into an agreement wherein the Company agreed to issue 200,000 shares of the Company's common stock at a market value of $37,000 for legal services provided and to be provided. As of September 30, 2004 all 200,000 shares have been issued and during the nine months ended September 30, 2004 the Company expensed $23,881 related to this agreement.

In January 2004, the Company entered into a twelve-month agreement wherein the Company agreed to issue 250,000 shares of the Company's common stock with a market value of $48,750 for printing services provided and to be provided. In addition, the Company agreed to issue warrants to purchase 800,000 shares of the Company's common stock. The terms of the warrants are as follows: (1) 400,000 warrants are exercisable at $0.25 per share and are callable by the Company at $0.75 and (2) 400,000 warrants are exercisable at $0.30 per share and are callable by the Company $1.20 per share. The shares underlying the warrants are restricted. The warrants have a term twelve months. The fair value of the 800,000 warrants using the Black-Scholes Option Pricing Model is $12,000 and is being recorded to expenses over the term of the agreement. During the three and nine months ended September 30, 2004 the Company expensed $6,923 and $32,769, respectively related to the agreement.

In January 2004, the Company entered into a twelve-month agreement with an individual for marketing services to be provided. The individual is to be compensated $2,000 per month, to be paid in shares of the Company's common stock. During the nine months ended September 30, 2004, the individual was issued 35,130 shares of the Company's common stock, valued at $6,000 related to this agreement.

In April and May 2004, the Company issued 201,213 shares of its common stock valued at $22,000 for full settlement of amounts owed to this individual for services and future services in accordance with a new contract. During the quarter ended September 30, 2004 the Company expensed $6,000 related to this agreement. For the nine months ended September 30, 2004, the Company expensed $22,000 related to agreements with this individual.

In February 2004, the Company issued 108,000 shares of its common stock valued at $20,315 for consulting services provided by certain individuals during the quarter ended March 31, 2004.

In April 2004, the Company issued 100,000 shares of its common stock valued at $14,500 in full settlement of amounts owed to a former employee for services previously rendered.

In May 2004, the Company issued 75,000 shares of its common stock valued at $12,000 for consulting services provided by an individual, which were expensed during the quarter ended June 30, 2004.

In May 2004, the Company inadvertently issued 623,958 shares of common stock to a former related third party in error. The Company has subsequently received these shares back in August, 2004.

In May 2004, the Company issued 200,000 shares of its common stock valued at $42,000 in accordance with its agreement with a director as an additional incentive to become a director. The term of his directorship began January 1, 2004 and is for a 24-month term. During the three and nine months ended September 30, 2004 the Company has expensed $5,250 and $15,750, respectively for services rendered and $26,250 is recorded as unearned services at September 30, 2004.

In July 2004, the Company issued 1,000,000 shares of its common stock to its President and CEO in satisfaction of $70,000 of loans to the Company.

                   ISSUANCE OF STOCK RELATED TO CAPITAL RAISE

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at it's discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Championlyte for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of it's common stock valued at $790,000 to Cornell Capital Partners as a commitment fee and we issued 105,263 shares of our common stock values at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering costs on the consolidated balance sheet at September 30, 2004.

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

In July 2004, Alpha converted an additional $10,000 of its note for 142,857 shares of the Company's common stock.

In August Cornell Capital Partners holders of convertible promissory notes had $11,831 of its promissory notes converted into 188,686 shares of the Company's common stock.

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

NOTE 12 - STOCK OPTION PLANS

                              STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of June 30, 2004 and December 31, 2003, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2003, the Company issued 438,787 shares of its common stock under the 1999 Stock Option Plan in lieu of granting options. As of September 30, 2004 and December 31, 2003, 1,114,810 and 889,910 non-plan options were outstanding, respectively.

The following information summarizes the Company's stock option activity at September 30, 2004:

Employee and Director's Stock Options:

                                                            Weighted
                                                             Average
                                                            Exercise
                                             Options          Price
                                           ------------    ------------
Outstanding at December 31, 2003                220,000    $       1.07
         Granted                                     --              --
         Exercised                                   --              --
         Expired or cancelled                        --              --
                                           ------------    ------------

Outstanding at September 30, 2004               220,000    $       1.07
                                           ============    ============

Non-employee stock options:

                                                     Weighted
                                                      Average
                                                     Exercise
                                      Options          Price
                                   ------------    ------------
Outstanding at December 31, 2003        889,810    $        .61
         Granted                        300,000             .14
         Exercised                           --              --
         Expired or cancelled           (75,000)           (.50)
                                   ------------    ------------

Outstanding at September 30, 2004     1,114,810    $        .53
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

During the three and nine months ended September 30, 2004 the Company issued 100,000 and 300,000 common stock options with exercise prices ranging from $.10 to $.19 per share to our President. The fair value of the options for the periods using the Black-Scholes Options Pricing Model is $3,000 and $11,000, respectively.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

                             GRANT OF STOCK OPTIONS

During the three months ended September 30, 2004, the former President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock at an exercise price of $0.10 per share. In addition, the President was previously granted options to purchase 400,000 shares of the Company's common stock, which are separated as follows: 100,000 options are exercisable at $0.25 per share, and 300,000 options are exercisable at $0.19 per share, and 100,000 options are exerciasable at $.14 per share. The employment agreement entitles the President, as long as he is employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $77,000 and is being amortized to compensation expense over the term of the employment agreement. During the three and nine months ended September 30, 2004, the Company expensed $11,848 and $33,207, respectively related to these options.

                              EMPLOYMENT AGREEMENTS

In March 2003, The former President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. Since the employee continued employment with the Company for a period of 90 days following the execution of this agreement, the employee was granted 100,000 additional options to purchase shares of the Company's common stock at $0.33 per share. The options carry a term of two years and become fully exercisable on the date of grant. The fair market value of the options using the Black-Scholes Option Pricing Model was $39,500 and is being amortized to compensation expense over the term of the employment agreement. Effective September 14, 2004, the Company terminated its President and Secretary of Championlyte Beverages, Inc., our wholly-owned subsidiary. During the three and nine months ended September 30, 2004 the Company expensed $5,312 and $15,937, respectively related to these options.

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

During the nine months ended September 30, 2004, the Company issued 63,888 shares of common stock related to the agreement and at September 30, 2004, the President is owed 231,422 shares of common stock valued at $23,000 for compensation, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

NOTE 15 - SUBSEQUENT EVENTS

                                CONVERTIBLE NOTES

In October 2004, Cornell Capital a holder of convertible promissory notes had $10,000 of its promissory notes converted into 214,133 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

                             Three Months Ended September 30,      Nine Months Ended September 30,

                               2004               2003               2004               2003
                           -----------        -----------        -----------        -----------
Net Sales                  $   160,734      $  171,324_          $ 533,293       $   189,280
Cost of Goods Sold         $   141,687      $  122,839           $ 464,397       $   131,024
Gross Profit               $    19,047      $   48,485           $  68,896       $    58,256
Selling, General and
Administrative
Expenses                   $   386,358     $ 1,088,081           $ 1,464,394     $ 1,703,089
Net Loss                   $  (522,376)    $(1,038,396)          $(1,932,995)    $(1,740,285)

Revenues from operations for the three and nine months ended September 30, 2004 were $160,734 and $533,293 respectively, compared to $171,324 and $189,280 for the three and nine months ended September 30, 2003. The increase in sales was due to our restructuring, including but not limited to, our whole management team, as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations as we were during the first six months of 2003 do to a restructuring which resulted in limited sales. We did not begin shipping product until June 2003, when we reformulated our product. The Company had lower then expected sales for the three months ended September 30, 2004 due to a reformulation of its syrups. The Company has formed a new subsidiary called Be-Lyte Foods Inc., and is currently exploring products in the low carbohydrate snacks market.

We reformulated our drink products by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future. We also re-acquired the Old Fashioned Syrup Company in August 2003.

Our gross profit margin was 12% and 13% for the three and nine months, respectively ended September 30, 2004 compared to 28% and 31% for the three and nine months ended September 30, 2003. We shipped only limited products for the three and nine months ended September 30, 2003 due to our restructuring. Our gross profit margin has decreased as a result of increased transportation costs and an inability to take advantage of manufacturer discounts.

Selling, general and administrative expenses decreased to $386,358, and $1,464,394 for the three and nine months ended September 30, 2004, respectively from $1,088,081 and $1,761,345 for the three and nine months ended September 30, 2003, respectively. The decrease in selling, general and administrative expenses is primarily the result of decreased consulting and professional fees.

The net result of these efforts was to decrease the loss from operations before other income (expense)of $367,311 and $1,395,498 for the three and nine months ended September 30, 2004 from a loss of $1,039,596 and $1,703,089 for the three and nine months ended September 30, 2003, respectively.

Gain on forgiveness of trade payables amounted to $0 and $29,809 for the three and nine months ended Septemebr 30, 2004, respectively compared to $75,906 and $234,904 for the three and nine months ended September 30, 2003, respectively. This relates to several trade payables that were settled for reduced amounts then had been previously recorded. We are still in negotiations with other vendor's in attempts to settle our payables.

Interest and financing expense amounted to $155,065 and $567,316 for the three and nine months ended September 30, 2004, respectively versus $232,606 and $430,000 for the three and nine months ended September 30, 2003, respectively. Included in interest expense for the three and nine months September 30, 2004 is $83,571 and $361,207 related to the beneficial conversion feature of the convertible promissory notes entered into by us and $71,494 and $206,109 in interest and financing expenses related to various notes payable.

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

The net effect of our restructuring resulted in a net loss for the three and nine months ended September 30, 2004 of $522,376 and $1,932,995 compared to a net loss of $1,038,396 and $1,740,285 for the three and nine months ended September 30, 2003.

Basic and diluted loss per share available to common shareholders was $(.01) and $(.06) for the three and nine months ended September 30, 2004 compared to $(.06)and $(.11) for the three and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at September 30, 2004 was $0. We received financing through notes payable of $638,790. Convertible notes at September 30, 2004, consist of promissory notes to an investment fund and four investment companies. Some of the owners of the investment fund are also shareholders of the Company. The notes with the investment fund were for funds to be disbursed to satisfy our obligations as needed.

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

An Investment Fund the Holder of a Series A Convertible Note from the Company which has been amended at various times from January 7, 2003 to March 2004 for the full amount of $1,250,000. Of such amount $50,000 was previously sold by the Investment Fund to an independent third party. In August 2004, the investment fund sold a total of $400,000 worth of such Convertible Note to Cornell Capital Partners, LLP. Upon receipt of the funds, The Investment Fund immediately reinvested $165,000 into the Company. In consideration for the $165,000 the Company issued a convertible promissory note dated August 5, 2004. Pursuant to this Note, The Company issued 165,000 shares of the class of its Preferred Stock known as Series III Preferred Stock, par value $1.00 which has the same rights and privileges as the Company's Series IV Preferred Stock in consideration for the satisfaction of the note.

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

At September 30, 2004 amounts owed to two investment funds aggregated $978,146, Triple Crown Consulting, Inc. aggregated $50,000 and Alpha and Gamma aggregated $227,500. Accrued interest of $39,412, $1,083 and $14,259 due to the investment funds, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with the fourth investment company, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 the note was subsequently extended to January 15, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of September 30, 2004, no payments have been made to the investment company, no amounts related to the cash flow provision were due and the note holder has not converted principal in to common stock of Old Fashioned.

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

At September 30, 2004 no amounts were due to the financial services company. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Championlyte for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, we issued 8,315,789 shares of our common stock valued at $790,000 to Cornell Capital Partners as a commitment fee and we issued 105,263 shares of our common stock values at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred financing fees on the consolidated balance sheet at September 30, 2004.

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

Item 2. Changes in Securities.

On July 9, 2004, we issued 142,857 shares of our common stock to Alpha Capital AG pursuant to the conversion of a promissory note. The conversion represented repayment of $10,000 of principal of the promissory note. Therefore, the issuance was valued at $10,000 or $.07 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Alpha Capital AG was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in
Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Alpha Capital AG had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On July 9, 2004, we issued 1,000,000 shares of our common stock to David Goldberg, our principal officer and director pursuant to the conversion/full satisfaction of $70,000 of loans made by Mr. Goldberg to us. Therefore, the issuance was valued at $70,000 or $.07 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mr. Goldberg was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in
Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Goldberg had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On July 29, 2004, we issued 302,251 shares of our common stock to Joan Ann Forniero pursuant to the conversion of a promissory note. The conversion represented repayment of $30,000 of principal and $2,238 of interest of the promissory note. Therefore, the issuance was valued at $32,238 or $.1066 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Ms. Forniero was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Ms. Forniero had the necessary investment intent as required by Section 4(2) since she agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for the above transaction.

On August 27, 2004, we issued 188,686 shares of our common stock to Cornell Capital Partners LP pursuant to the conversion of a promissory note. The conversion represented repayment of $11,830.60 of principal of the promissory note. Therefore, the issuance was valued at $11,830.60 or $.06 per share. Our shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Cornell Capital Partners LP was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Cornell Capital Partners LP had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On September 13, 2004, we issued 800,000 shares of our common stock to Latitude Asset Investments Corp. pursuant to the conversion of a promissory note. The conversion represented repayment of $124,000 of principal of the promissory note. Therefore, the issuance was valued at $124,000 or $.155 per share. Our shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Latitude Asset Investments Corp. was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Latitude Asset Investments Corp. had the necessary investment intent as required by
Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3. Defaults Upon Senior
        Securities.             Not Applicable

Item 4. Submission of Matters
        to a Vote of Security
        Holders.                None

Item 5. Other Information.      None

Item 6. Exhibits and Reports
        of Form 8-K.            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

                                                    CHAMPIONLYTE HOLDINGS, INC.

Date:  November 15, 2004                            By:/s/  David Goldberg
                                                    ----------------------------
                                                    David Goldberg
                                                    CEO, CFO and President