Form 10QSB/A
period 2004-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2004-11-16
CIK 1093819

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

The purpose of this amendment is to include the required certifications (Exhibits 31 and 32) inadvertently omitted in the original Form 10-QSB filing on November 15, 2004.

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

                                                    CHAMPIONLYTE HOLDINGS, INC.

Date:  November 16, 2004                            By:/s/  David Goldberg
                                                    ----------------------------
                                                    David Goldberg
                                                    CEO, CFO and President