Form 10KSB/A
period 2002-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2005-03-18
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 4 TO FORM 10-KSB

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

            3450 Park Central Blvd., N. Pompano Beach, Florida 33064
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JULY 6, 2004, WAS: 3,569,023

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JULY 6, 2004
IS: 33,768,545

TRANSFER AGENT AS OF JULY 6, 2004:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION  OF AMENDED  FILING:  THIS  AMENDMENT  NO. 4 TO FORM 10-KSB IS BEING
FILED  TO  INCLUDE  CHANGES  TO  VARIOUS   SECTIONS  OF  THIS  FILING  BASED  ON
CHAMPIONLYTE'S RESPONSE TO COMMENTS RECEIVED IN IT'S FORM SB-2 FILING. SPECIFICALLY, WE HAVE ADDED A SECTION ON CONTROLS AND PROCEDURES

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

David Goldberg, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

David Goldberg, our principal executive officer and principal financial officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarterly period ending December 31, 2002, and there were no such control actions taken during the quarterly period ending December 31, 2002.


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

                           CHAMPIONLYTE HOLDINGS, INC.

                                     By: /s/ David Goldberg
                                         ---------------------------------------
                                         DAVID GOLDBERG
                                         President, Principal Financial Officer,
                                         Principal Accounting Officer and
                                         Chairman of the Board of Directors
Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          TITLE                                           DATE
                              -----                                           ----

/s/ David Goldberg                                                        March 15, 2005
---------------------------   President, Principal Financial Officer,
    DAVID GOLDBERG            Principal Accounting Officer and Chairman
                              of the Board of Directors


/s/ Steven Field              Director                                    March 15, 2005
---------------------------
    STEVEN FIELD

/s/ Thad Kaplan               Director                                    March 15, 2005
---------------------------
    THAD KAPLAN


/s/ Eli Greenstein            Director                                    March 15, 2005
---------------------------
    ELI GREENSTEIN