Form 10QSB/A
period 2003-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2005-03-18
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         AMENDMENT NO. 4 TO FORM 10-QSB

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2005: 51,001,129 shares of common stock outstanding, $0.001 par value.

EXPLANATION OF AMENDED FILING: This amended Form 10-QSB is being filed based on comments received by us from the SEC pursuant to our Form SB-2 filing. The revisions include, but are not limited to revising the explanations in our results of operations, liquidity and financial condition in the Management's Discussion and Analysis section; and revising certain language in our disclosure controls and procedures.

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
                                            --------
                                            $635,000

(a) On March 27, 2003, we entered into an agreement to repay a relative, Elaine Streisfeld, of a former employee, Mark Streisfeld, $140,000 in four equal installments with $35,000 of our common stock based on a 20% reduction to the average closing price of our common stock for the three trading days prior to the issuance date of such common stock . At our option, we may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the nine months ended September 30, 2003, we issued 728,818 shares of our common stock as payment on the first two installments. On July 2, 2003, we amended the settlement agreement whereby Ms. Streisfeld agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, we issued an additional 413,958 shares of our common stock to Ms. Streisfeld. In October 2003, we issued 269,231 shares of our common stock as payment on the third installment of the debt.

(b) Convertible notes at September 30, 2003, consist of promissory notes from an individual, Joan Ann Forniero ("Forniero") an investment company, Latitude Asset Investments Corp. ("Latitude") and an investment fund, (Advantage Fund I, LLC ("Advantage") which the financial services firm has common management with. The notes with Forniero and Advantage are for a maximum borrowing of $250,000 each, with funds to be disbursed to satisfy obligations of the Company as needed. The notes were originated in January 2003, and bear interest at a rate of 6.5% per annum. Forniero did not fund the note until April 2003. In July 2003, the Company amended its convertible note with Advantage by increasing the maximum borrowing amount to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the maximum borrowing amount to $400,000 and extending the date by which the current registration statement filed with the SEC needs to become effective. The notes are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible , in whole or in part, at any time after the issuance of the notes. At September 30, 2003, amounts owed to Forniero aggregated $30,000, and amounts owed to Advantage aggregated $400,000.

The note with Latitude, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of September 30, 2003, no payments have been made to Latitude and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with Latitude whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, we agreed to issue a total of 1,400,000 shares of our common stock to Latitude over the term of the note. Such shares will be held in escrow and 100,000 shares per month will be disbursed until the note is paid in full. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to us. The shares have been valued at $0.155 per share. As of September 30, 2003, we have recorded $15,500 as interest and financing expense related to this agreement and Latitude is owed 100,000 shares of our common stock.

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

Interest and financing expense amounted to $430,000 for the nine months ended September 30, 2003 versus $16,581 for the nine months ended September 30, 2002. Interest and financing expense amounted to $232,606 for the three months ended September 30, 2003 versus $16,581 for the three months ended September 30, 2002. Included in interest expense for the nine months ended September 30, 2003 is $152,500 related to the beneficial conversion feature of the $350,000 convertible promissory note entered into by the Company with Advantage in January 2003, $258,000 in financing expenses and $9,482 in accrued interest expense related to the $565,000 convertible promissory notes.

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

Additionally, Advantage is the same investment fund that has entered into the $1,000,000 financing agreement previously mentioned. This $400,000 financing arrangement is secured by a Series A 6.5% Convertible Promissory Note. As of September 30, 2003, we had drawn against this funding agreement the sum of $400,000. As of September 30, 2003, we owed $135,000 to Latitude Asset Investment Corp. and $30,000 to Joan Ann Forniero. In addition, we owed $70,000 to a related party, Elaine Streisfeld. The funding agreement with Triple Crown Consulting, Inc. resulted in convertible loans made to us that were subsequently converted into our Series IV Convertible Preferred Stock. As of September 30, 2003, there was $100,000 in Series IV preferred stock outstanding and a financing agreement with Churchill Investments, Inc., firm affiliated with Advantage, to provide up to $500,000 in accounts receivable and purchase order financing. As of September 30, 2003 there was $48,522 in factored assets funded under this Agreement.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of September 30, 2003, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending September 30, 2003, and there were no such control actions taken during the quarterly period ending September 30, 2003.

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

On September 19, 2003, we filed a Form 8-K to disclose that we reacquired the Old Fashioned Syrup Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

                           CHAMPIONLYTE HOLDINGS, INC.





Date: March 15, 2005      By: /s/ David Goldberg
                             --------------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman
                             of the Board of Directors