Form 10KSB/A
period 2003-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2005-03-18
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 29, 2004, WAS: $4,669,228

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 29, 2004 IS: 32,568,374

TRANSFER AGENT AS OF MARCH 29, 2004:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION OF AMENDED FILING: THIS AMENDMENT NO. 4 TO FORM 10-KSB IS BEING FILED TO INCLUDE CHANGES TO VARIOUS SECTIONS OF THIS FILING BASED ON CHAMPIONLYTE'S RESPONSE TO COMMENTS RECEIVED IN IT'S FORM SB-2 FILING. THE REVISIONS INCLUDE, BUT ARE NOT LIMITED TO, REVISING THE EXPLANATIONS IN OUR RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION; CHANGES TO THE EXECUTIVE COMPENSATION SECTION; CHANGES TO THE SECTION "CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING"; AND THE ADdITION OF CERTAIN EXHIBITS.

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

Convertible notes at December 31, 2003, consist of promissory notes to an individual, Joan Ann Forniero ("Forniero"), an investment fund, Advantage Fund I, LLC ("Advantage") and three investment companies Alpha Capital AG ("Alpha"), Gamma Opportunity Capital Partners, LP ("GAmma") and Latitude Asset Investments Corp. ("Latitude"). Some of the owners of the investment fund are also shareholders of the company. The notes with the individual, Forniero and the investment fund, Advantage were for funds to be disbursed to satisfy obligations of the Company as needed.

Detailed matters regarding the notes payable are as follows:

The note with the individual Forniero was originated in April 2003 and the note with the investment fund Advantage was originated in January 2003. Both bear interest at a rate of 6.5% per annum and are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. The convertible note with the investment fund is $400,000 and is due December 31, 2004. During the year ended December 31, 2003, $148,273 of the funds borrowed under the note to the investment fund Advantage was converted into 1,412,122 shares of our common stock. In October and November 2003, the investment fund Advantage assigned $250,000 of the principal amount of the note to two unrelated third parties Alpha and Gamma.

At December 31, 2003, amounts owed to the individual note holder Forniero aggregated $30,000, amounts owed to the investment fund Advantage aggregated $344,512, amounts owed to two unrelated noteholders Alpha and Gamma aggregated $250,000, and amounts owed to Latitude Asset Investment Corp. aggregated $135,000.

The note with the third investment company, Latitude, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of December 31, 2003, no payments have been made to Latitude and no amounts related to the cash flow provision were due.

On August 20, 2003, Old Fashioned entered into an agreement with a financial services company, Churchill Investments, Inc. that has common management with the financial advisory firm for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in our accounts receivables and general intangibles.

On July 1, 2003, we entered into an agreement with a financial services company, Churchill Investments, Inc. that has common management with the financial advisory firm for the factoring of accounts receivable and purchase order financing services. The agreement states no limitation on the volume with a total facility available of $500,000. The discount schedule related to the factored receivables is as follows: 0-45 days, 4 points; 46-60 days, an additional 2 points; 61-75 days, an additional 2 points, and an additional 2 points for each succeeding 15 days. The agreement bears an indefinite term and provides for a security interest in our accounts receivables and general intangibles.

At December 31, 2003, no amounts were due to the financial services company, Churchill Investments, Inc. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

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

a) Previous Independent Auditors:

(i) On June 25, 2003, Radin Glass & Co, LLP was dismissed as our independent auditor and Massella Roumbos LLP (now known as Massella & Associates, CPA, PLLC was appointed as our new independent auditor.

(ii) During the two most recent fiscal years and interim period subsequent to December 31, 2002, there have been no disagreements with Radin Glass & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(iii) Radin Glass & Co, LLP 's report on the financial statements for the year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles but included an explanatory paragraph reflecting an uncertainty because the realization of a major portion of our assets was dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raised substantial doubt about our ability to continue as a going concern.

(iv) Radin Glass & Co, LLP furnish us with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter to the SEC dated June 25, 2003, was filed as an Exhibit to our Form 8-K filed on August 13, 2003 (SEC File No. 000-28223).

(v) During the two most recent fiscal years and the interim period subsequent to December 31, 2002, there have been no reportable events with Radin Glass & Co., LLP as set forth in Item 304(a)(i)(v) of Regulation S-K.

(b) New Independent Accountants:

(i) We engaged, Massella Roumbos LLP (now known as Massella & Associates, CPA, PLLC as our new independent auditors as of June 25, 2003. Prior to such date, we did not consult with Massella Roumbos LLP regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Massella Roumbos LLP, or (iii) any other matter that was the subject of a disagreement between us and our former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.


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

Changes in internal controls

David Goldberg, our principal executive officer and principal financial officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarterly period ending December 31, 2003, and there were no such control actions taken during the quarterly period ending December 31, 2003.

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

STEVEN FIELD was appointed to our Board of Directors on February 11, 2003. Mr. Field has manufacturing and management experience. He is experienced in reorganization situations. Mr. Field's last position from June 2000 until September 2001 was with Security Plastics, a 43 year-old company seeking bankruptcy protection under Chapter 11. Security Plastics was in the plastic injection molding business. It filed for bankruptcy in September 2001. Mr. Field was engaged as the Acting Chief Operating Officer and Assistant to the President, assisting in the design and guiding the company through a reorganization.

From 1993 to 1998 he was employed by Serta Mattress Co. as the Director, Vice President of Manufacturing. His position with Serta was to consolidate the operations from 25 manufacturing locations to 17, while increasing productivity and bringing outsourced products in-house. He was involved in the packaging and sale of the company to a Triarc Group Subsidiary. He has sales and marketing experience and uses his accounting background to assist in analysis of financial information and decision-making processes. Mr. Field has a Bachelor of Science degree in Accounting and has taken graduate level courses in manufacturing, management and processes as well as various seminars.

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

ELI GREENSTEIN was appointed to our board of directors on December 22, 2003. In May 2000, Mr. Greenstein founded Alldiet, Inc., a Great Neck, New York and Boca Raton, Florida based food and beverage brokerage firm that sells and markets sugar-free, low-carbohydrate products to health food and natural product retailers and distributors, drug stores, supermarket chains and diet plans. Mr. Greenstein had been retired prior to opening Alldiet, Inc. after he sold Double G Foods, a food distribution business, in 1992.

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

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                              LONG TERM COMPENSATION
                                                                              OTHER           RESTRICTED SECURITIES        ALL
NAME AND PRINCIPAL                      FISCAL     ANNUAL                     ANNUAL          STOCK     UNDERLYING        OTHER
POSITION                                 YEAR      SALARY       BONUS      COMPENSATION       AWARDS  OPTIONS/SARS(#)  COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
David Goldberg, President,               2003        (1)          (1)       $  42,000           -0-      200,000           (1)(3)
Principal Financial Officer
And Principal Accounting Officer

Donna Bimbo, President                   2003    $ 120,000(2)     (2)           (2)             -0-      150,000           (2)
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

(3) Mr. Goldberg received 225,000 shares during 2003 based on his position as our Chairman of the Board of Directors.

STOCK OPTIONS

The following table sets forth information with respect to stock options granted to our named executive officers during fiscal year 2003:

                        OPTION/SAR GRANTS IN FISCAL 2003
                               (INDIVIDUAL GRANTS)


                        NUMBER OF              % OF TOTAL OPTIONS/SARs
                   SECURITIES UNDERLYING         GRANTED TO EMPLOYEES        EXERCISE        EXPIRATION
NAME               OPTIONs/SARs GRANTED          IN FISCAL YEAR 2003           PRICE            DATE
David Goldberg            100,000                        28.57%                $.25        June 30, 2005
David Goldberg            100,000                        28.57%                  (1)       November 26, 2005
Donna Bimbo                50,000                        14.29%                $.10        March 15, 2005
Donna Bimbo               100,000                        28.57%                  (2)       June 13, 2005

(1) The exercise price is equal to 100% of our closing stock price on November 27, 2003.

(2) The exercise price is equal to 100% of our closing stock price that was $.28 on June 14, 2003.

The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options projected at the 2003 fiscal year end: None

Directors Compensation

Each director is compensated 25,000 shares per quarter. In addition, the Chairman of the Board of Directors (presently, David Goldberg) is compensated an additional 50,000 shares per quarter.

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

3.    Exhibits:

         3.1(a)   Certificate of Incorporation (1)

         3.1(b)   Articles of Amendment to Articles of Incorporation (1)

         3.1(c)   Articles of Incorporation of Championlyte Beverages, Inc. (1)

         3.2      By-Laws(1)

         4.1      2003 Stock Incentive Plan #4 (1)

         10.1 Agreement between Knightsbridge Holdings, LLC doing business as Knightsbridge Capital and us dated January 6, 2003 and amendment dated April 7, 2003 (1)

         10.2 Advantage Fund I, LLC $250,000 Promissory Note dated January 2003; amendment dated July 3, 2003 (increase to $350,000); amendment dated October 16, 2003 (increase to $400,000); $200,000 Assignment to Alpha Capital Aktiengesellschaft; Gamma Opportunity $50,000 Promissory Note dated November 3, 2003; Alpha Capital $200,000 Promissory Note dated October 20, 2003; $50,000 Assignment to Gamma Opportunity Capital Partners, L.P.
                  (1)

         10.3 Triple Crown Consulting Promissory Notes each in the amount of $50,000 dated April 15, 2003 and June 30, 2003; and Series IV Preferred Stock Letters dated April 18, 2003 and July 2, 2003
                  (1)

         10.4     Dave Goldberg Employment Agreement effective June 1, 2003 (1)

         10.5 Donna Bimbo Employment Agreement with Championlyte Beverages, Inc (our wholly owned subsidiary) effective March 15, 2003 (1)

         10.6 Settlement Agreement with Sara Lee Corporation effective April 1, 2003 (1)

         10.7 License Agreement with Sara Lee Global Finance, L.L.C. effective April 1, 2003 (not fully executed) (1)

         10.8 Strategic Marketing Agreement between BevSystems International, Inc. and us dated January 20, 2003 (1)

         10.9     Inglobalvest, Inc. Lawsuit Settlement Agreement (1)

         10.10 Latitude Investment Corp. $135,000 Promissory Note dated August 15, 2003 (1)

         10.11 Churchill Investments, Inc. Financing Agreement dated June 30, 2003 with Championlyte Beverages, Inc. (1)

         10.12 Churchill Investments, Inc. Financing Agreement dated August 20, 2003 with the Old Fashioned Syrup Company (1)

         21.1     Subsidiaries of ChampionLyte Holdings, Inc. (1)

(1) Incorporated by reference to Championlyte's SB-2 Registration Statement (SEC File No. 333-105956).

(a)   Reports on Form 8-K.

A Form 8-K was filed with the SEC on September 19, 2003 based on Item 2, Acquisition of Assets and amendment to this Form 8-K was filed on November 7, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit

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


/s/ Steven Field              Director                                          March 15, 2005
---------------------------
    STEVEN FIELD


/s/ Thad Kaplan               Director                                          March 15, 2005
--------------------------
    THAD KAPLAN


/s/ Eli Greenstein            Director                                          March 15, 2005
---------------------------
   ELI GREENSTEIN