Form 10QSB/A
period 2004-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2005-03-18
CIK 1093819

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

EXPLANATION OF AMENDED FILING: This amended Form 10-QSB is being filed based on comments received by us from the SEC pursuant to our Form SB-2 filing. The revisions include, but are not limited to, revising the explanations in our results of operations, liquidity and financial condition in the Management's Discussion and Analysis section

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

Our gross profit margin was 10% for the quarter ended March 31, 2004. We did not ship any products for the quarter ended March 31, 2003 due to our restructuring. The Company resumed shipping of its products in June 2003.

Selling, general and administrative expenses increased to $581,964, for the quarter ended March 31, 2004 from $223,871 for the quarter ended March 31, 2003. The increase in selling, general and administrative expenses is primarily the result of increased consulting fees related to our increased sales and marketing efforts, as well as increased professional fees and payroll.

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

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at March 31, 2004 was $0. We received financing through notes payable of $275,406. Convertible notes at March 31, 2004, consist of promissory notes to an individual, Joan Ann Forniero, an investment fund Advantage Fund I, LLC and three investment companies Alpha Capital AG, Gamma Opportunity Capital Partners, L.P. and Latitude Asset Investment Corp. Some of the owners of the investment fund Advantage Fund I, LLC are also shareholders of the company. The notes with the individual Joan Ann Forniero, and the investment fund Advantage Fund I, LLC were for funds to be disbursed to satisfy our obligations as needed.

Detailed matters regarding the notes payable are as follows:

The note with the individual Joan Ann Forniero, was originated in April 2003 and the note with the investment fund, Advantage Fund I, LLC was originated in January 2003. Both bear interest at a rate of 6.5% per annum and are convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The notes are convertible, in whole or in part, at any time after the issuance of the notes. The convertible note with the investment fund Advantage Fund I, LLC is $1,250,000 and is due December 31, 2004. During the quarter ended March 31, 2004 none of the funds borrowed under the note to the investment fund, Advantage Fund I, LLC, were converted into shares of our common stock.

The Company has promissory notes with two unrelated third parties Alpha Capital AG ("Alpha") and Gamma Opportunity Capital Partners, LP ("Gamma") , representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha exercised the conversion of $12,500 of its note for 178,571 shares of the Company's common stock.

At March 31, 2004 amounts owed to the individual note holder Joan Ann Forniero aggregated $30,000, amounts owed to the investment fund, Advantage Fund I, LLC, aggregated $619,918, amounts owed to Alpha and Gamma aggregated $237,500, and amounts owed to Latitude Asset Investment Corp. aggregated $135,000. Accrued interest of $1,787, $22,389 and $6,703 due to the individual, Joan Ann Forniero, investment fund, Advantage Fund I, LLC, and investment companies Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with the third investment company, Latitude Asset Investment Corp. for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of March 31, 2004, no payments have been made to the investment company, Latitude Asset Investment Corp. no amounts related to the cash flow provision were due and the note holder has not converted principal into common stock of Old Fashioned.

At March 31, 2004 no amounts were due to the financial services company Churchill Investments, Inc. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

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

(b) Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending March 31, 2004, , and there were no such control actions taken during the quarterly period ending March 31, 2004.


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

                             CHAMPIONLYTE HOLDINGS, INC.

Date:  March 15, 2005        By:/s/  David Goldberg
                             ----------------------------
                             David Goldberg
                             CEO, CFO and President