Form 10QSB/A
period 2004-06-30
CHAMPIONLYTE HOLDINGS INC
filed 2005-03-18
CIK 1093819

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

Our gross profit margin was 19% and 13% for the three and six months, respectively ended June 30, 2004 compared to 54% and 54% for the three and six months ended June 30, 2003. We shipped only limited products for the three and six months ended June 30, 2003 due to our restructuring and reformulation. We resumed shipping our products in June 2003. Due to nominal sales for the three and six months ended June 30, 2003, and reformulation and product development costs, we incurred a higher than usual gross profit margin.

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

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at June 30, 2004 was $0. We received financing through notes payable of $473,790. Convertible notes at June 30, 2004, consist of promissory notes to an investment fund, Advantage Fund I, LLC and four investment companies (Triple Crown Consulting, Inc.; Alpha Capital AG; Gamma Opportunity Capital Partners, L.P. and Latitude Asset Investment Corp.). Some of the owners of the investment fund Advantage Fund I, LLC are also shareholders of the Company. The notes with the investment fund Advantage Fund I, LLC were for funds to be disbursed to satisfy our obligations as needed.

Detailed matters regarding the notes payable are as follows:

The note with the investment fund Advantage Fund I, LLC was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. The convertible note with the investment fund Advantage Fund I, LLC is $1,250,000 and is due December 31, 2004. During the quarter ended June 30, 2004 none of the funds borrowed under the note to the investment fund Advantage Fund I, LLC were converted into shares of our common stock.

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

The Company has promissory notes with two unrelated third parties Alpha Capital AG ("Alpha") and Gamma Opportunity Capital Partners, L.P. ("Gamma") representing representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by ..80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha exercised the conversion of $12,500 of its note for 178,571 shares of the Company's common stock. Towards the end of June 2004 Alpha requested the conversion of $10,000 of its note for 142,857 shares of the Company's common stock. The Company issued the shares in July 2004.

In June 2004 amounts owed to an individual note holder, Joan Ann Forniero, aggregating $30,000 plus $2,238 of accrued interest were converted into 302,251 shares of common stock.

At June 30, 2004 amounts owed to the investment fund, Advantage Fund I, LLC aggregated $768,302, Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $237,500, and Latitude Asset Investment Corp. aggregated $135,000. Accrued interest of $34,286, $0 and $10,563 due to Advantage Fund I, LLC, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with the fourth investment company, Latitude Asset Investment Corp., for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of June 30, 2004, no payments have been made to the investment company, Latitude Asset Investment Corp. no amounts related to the cash flow provision were due and the note holder has not converted principal in to common stock of Old Fashioned.

At June 30, 2004 no amounts were due to the financial services company, Churchill Investments, Inc. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of June 30, 2004 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosue in our periodic filings.

(b)   Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending June 30, 2004, , and there were no such control actions taken during the quarterly period ending June 30, 2004.

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