Form 10QSB/A
period 2004-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2005-03-18
CIK 1093819

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

EXPLANATION OF AMENDED FILING: This amended Form 10-QSB is being filed based on comments received by us from the SEC pursuant to our Form SB-2 filing. The revisions include, but are not limited to, revising the explanations in our results of operations, liquidity and financial condition in the Mangement's Discussion and Analysis section.

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

CASH FLOWS FROM INVESTING ACTIVITIES
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
                                                        ---------
                                                        $19,880
                                                        =========
NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes at September 30, 2004, consist of promissory notes to two investment funds and four companies. Some of the owners of the investment fund are also shareholders of the Company. The note with the investment fund was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. In July 2003, the Company amended its convertible note with the investment fund by increasing the amount of the note to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the convertible note amount to $400,000 and extending the date by which the withdrawn registration statement filed with the SEC needed to become effective. The note was further amended in May 2004 increasing the convertible note amount to $1,250,000 and the investment fund has agreed to waive any penalties for not meeting the required date for the registration statement to be declared effective. This is no longer applicable since the registration statement has been withdrawn. During the quarter ended September 30, 2004 the investment fund increased the note by $195,000 and determined that it would purchase $165,000 Series III preferred stock through the cancellation of a portion of its existing note (see Note 11).

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

Pursuant to the terms of the notes, the Company was to have filed a registration statement with the SEC on or before February 6, 2003 that was required to have been declared effective on or before April 6, 2003 and remain effective until the maturity date of the notes. Since the Company defaulted on this provision of the notes, the holders may accelerate the due date of the notes. In October 2003, in order to induce the investment fund, Alpha and Gamma to forego from exercising their rights to accelerate the due date of the notes and as security for the repayment of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures. The investment fund, Alpha and Gamma agreed to forebear for 180 days from October 16, 2003 the exercise of any of their rights under the notes with respect to the non-registration, so long as the Company is not in default under the provisions of the Security Agreement and the other provisions of the notes. Thereafter, the Company had decided to withdraw its Registration Statement and requested that Alpha and Gamma waive any penalties provided that the Company's counsel shall issue shares applicable to Rule 144 opinion letters. This was agreed to by the parties.

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

At September 30, 2004, amounts owed to the investment fund aggregated $398,302, Cornell Capital aggregated $388,169. Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $227,500 and amounts owed to Latitude Asset Investment Corp. aggregated $135,000. Accrued interest of $46,771, $1,083 and $14,259 due to the investment fund, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

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

                   ISSUANCE OF STOCK RELATED TO CAPITAL RAISE

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at it's discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Championlyte for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of it's common stock valued at $790,000 to Cornell Capital Partners as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering costs on the consolidated balance sheet at September 30, 2004.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Revenues from operations for the three and nine months ended September 30, 2004 were $160,734 and $533,293 respectively, compared to $171,324 and $189,280 for the three and nine months ended September 30, 2003. The increase in sales was due to our restructuring, including but not limited to, our whole management team, as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations as we were during the first six months of 2003 do to a restructuring which resulted in limited sales. We did not begin shipping product until June 2003, when we reformulated our products. The Company had lower then expected sales for the three months ended September 30, 2004 due to a reformulation of its syrups. The Company has formed a new subsidiary called Be-Lyte Foods Inc., and is currently exploring products in the low carbohydrate snacks market. The Company did not ship any syrup in September 2004 due to a reformulation of the products. The Company began shipping the reformulated products in October 2004.

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

Selling, general and administrative expenses decreased to $386,358, and $1,464,394 for the three and nine months ended September 30, 2004, respectively from $1,088,081 and $1,761,345 for the three and nine months ended September 30, 2003, respectively. The decrease in selling, general and administrative expenses is primarily the result of decreased consulting and professional fees and of a reduction in payroll expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at September 30, 2004 was $0. We received financing through notes payable of $638,790. Convertible notes at September 30, 2004, consist of promissory notes to an investment fund, Advantage Fund I, LLC, and four investment companies Alpha Capital AG, Gamma Opportunity Capital Partners, L.P., Latitude Asset Investments Corp. and Cornell Capital Partners, LLP. Some of the owners of the investment fund are also shareholders of the Company. The notes with the investment fund Advantage Fund I, LLC were for funds to be disbursed to satisfy our obligations as needed.

Detailed matters regarding the notes payable are as follows:

The note with the investment fund, Advantage Fund I, LLC, was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. The convertible note with the investment fund, Advantage Fund I, LLC, is $1,250,000 and is due December 31, 2004. During the quarter ended June 30, 2004 none of the funds borrowed under the note to the investment fund, Advantage Fund I, LLC, were converted into shares of our common stock.

Advantage Fund I, LLC, is the holder of a Series A Convertible Note from the Company which has been amended at various times from January 7, 2003 to March 2004 for the full amount of $1,250,000. Of such amount $50,000 was previously sold by the investment fund, Advantage Fund I, LLC, to an independent third party. In August 2004, the investment fund, Advantage Fund I, LLC, sold a total of $400,000 worth of such convertible note to Cornell Capital Partners, LLP. Upon receipt of the funds, The investment fund Advantage Fund I, LLC immediately reinvested $165,000 into the Company. In consideration for the $165,000 the Company issued a convertible promissory note dated August 5, 2004. Pursuant to this Note, The Company issued 165,000 shares of the class of its Preferred Stock known as Series III Preferred Stock, par value $1.00 which has the same rights and privileges as the Company's Series IV Preferred Stock in consideration for the satisfaction of the note.

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

The Company has promissory notes with two unrelated third parties, Alpha Capital AG ("Alpha") and Gamma Opportunity Capital Partners, L.P. ("Gamma") representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha exercised the conversion of $12,500 of its note for 178,571 shares of the Company's common stock. Towards the end of June 2004 Alpha requested the conversion of $10,000 of its note for 142,857 shares of the Company's common stock. The Company issued the shares in July 2004.

In June 2004 amounts owed to an individual note holder, Joan Ann Forniero, aggregating $30,000 plus $2,238 of accrued interest were converted into 302,251 shares of common stock.

At September 30, 2004 amounts owed to two investment funds, Advantage Fund I, LLC and Cornell Capital Partners, LLP. aggregated $786,471, Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $227,500 and amounts owed to Latitude Asset Investment Corp. aggregated $135,000. Accrued interest of $39,412, $1,083 and $14,259 due to the investment funds, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with the fourth investment company, Latitude Asset Investments Corp., for $135,000 was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004 the note was subsequently extended to January 15, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of September 30, 2004, no payments have been made to the investment company, Latitude Asset Investments Corp. no amounts related to the cash flow provision were due and the note holder has not converted principal in to common stock of Old Fashioned.

At September 30, 2004 no amounts were due to the financial services company, Churchill Investments, Inc. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of Championlyte for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, we issued 8,315,789 shares of our common stock valued at $790,000 to Cornell Capital Partners as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred financing fees on the consolidated balance sheet at September 30, 2004.

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

(b) Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending September 30, 2004, and there were no such control actions taken during the quarterly period ending September 30, 2004.

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

Atico International USA, Inc. ("Atico") claims that we owe it a total of approximately at least $160,873.68 pursuant to an agreement dated February 27, 2002. We believe that we may have counterclaims that are capable of assertion against Atico which may operate as a set off to the claims of Atico. Although litigation has been threatened by Atico, the Company and Atico have been engaged in good faith settlement negotiations since in or about September 2003. Due to the uncertainty, risks, and costs associated with a possible contentious litigation proceeding, we are currently attempting to amicably resolve this dispute with Atico. No definitive settlement agreement has been reached with Atico at this time.

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

                                                    CHAMPIONLYTE HOLDINGS, INC.

Date:  March, 15 2005                                By:/s/  David Goldberg
                                                    ----------------------------
                                                    David Goldberg
                                                    CEO, CFO and President