Form 10KSB
period 2004-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2005-04-22
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2004

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

            3450 Park Central Blvd., N. Pompano Beach, Florida 33064
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES ) (ZIP CODE)

                                 (954) 465-9707
                (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

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

REVENUES FOR YEAR ENDED DECEMBER 31, 2004: $690,511

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 20, 2005, WAS: $751,275

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 20, 2005 IS: 36,106,110

TRANSFER AGENT AS OF APRIL 20, 2005:

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

In December 2002, a 67% ownership interest in Old Fashioned was relinquished as part of a foreclosure action on a $15,000 advance made to us in November 2002. As a consequence of losing control of such business, we recorded Old Fashioned as a discontinued business. In July 2003, we entered into a Settlement Agreement that returned the 67% ownership interest in Old Fashioned to us, which became effective August 20, 2003 for $135,000. The acquisition was accounted for under the purchase method of accounting.

On March 18, 2003, we amended our Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 40,000,000 to 200,000,000 shares, and our preferred stock authorized from 100,000 shares to 2,000,000 shares.

On March 25, 2003, we created a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. On March 17, 2004, we created a subsidiary, Be-Lyte Foods, Inc., to engage in the production and sale of low carbohydrate snacks. This subsidiary has been on hold until financing is available.

In August 2004, we signed a $20M Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. This agreement was terminated in April 2005 and shares issued to Cornell Capital Partners, L.P. were cancelled. The parties to the agreement are in the process of signing a new agreement.

On April 11, 2005, David Goldberg loaned us an additional $53,058.16 for back payroll tax liability.

In March 2005, we signed a non-binding letter of intent with Specialized Services, Inc. ("SSI") whereby we would receive $500,000 and SSI would become our wholly owned subsidiary.


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

The Old Fashioned Syrup Company manufactures and sells a sugar-free, fat-free syrup in three flavors, chocolate, strawberry and vanilla. In October 2004, we ceased production of the Old Fashioned Syrup Company in order to reformulate the product.

SUPPLY ARRANGEMENTS

All raw materials for our products are purchased on an as needed basis to fulfill orders. Terms are net 30 days for all suppliers. Each component is purchased from different suppliers. As our inventory levels are depleted by production, we place additional orders with suppliers to keep inventory on hand.

CO-PACKING ARRANGEMENTS

We have finalized agreements with co-packers as of this date and we are researching logistics and geographics to determine where to set additional co-packing arrangements. We commenced our first product run on May 27, 2003 and continue to produce on a monthly basis. The two co-packers we currently work with cover the southeast and northeast of the United States. As of December 31, 2004, we had $1 million of liability insurance and the co-packers are responsible for their own liability insurance. The co-packer is paid according to the work they do for us. Our liability insurance lapsed in early 2005.

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

On December 1, 2004 our license agreement with Cumberland Packing corporation for use of their Sweet 'n Low trademark was amicably terminated. Cumberland agreed to waive all of its rights to accrued and unpaid royalties in exchange for our relinquishing all rights provided for by the license agreement.

We have currently reformulated the syrup and found a new co-packer. We are currently awaiting financing to commence operations again.


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

EMPLOYEES

As of December 31, 2004, we employed three people on a full-time basis. We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004, we were subleasing approximately 1,000 square feet of office space at 3450 Park Central Blvd., N. Pompano Beach, Florida. The lease is for a 1 year period commencing November 1, 2003. We pay $2,000 a month. In March 2005, we were moved from our office. We intend to occupy temporary office space in the future.

ITEM 3. LEGAL PROCEEDINGS

Championlyte Holdings, Inc. f/k/a Championlyte Products, Inc. v. Inglobalvest, Inc., Steve Sherb, Barry Patterson, Uche Osuji, John Doe No. 1, Alan Posner and Christopher A. Valleau, Case No. 502003CA005662AFXXOCAF (Florida Circuit Court Palm Beach County). On or about May 28, 2003, we filed a complaint in the Circuit Court for the Fifteenth Judicial Circuit of Palm Beach County, Florida against the above-named defendants for monetary damages, injunctive, declaratory and other equitable relief, and Demand for Jury Trial. The complaint alleges, among other things, that Defendants Alan Posner, our former Chairman and Chief Executive Officer, Christopher A. Valleau, our former principal financial officer and Director, and the other defendants named above engaged in a fraudulent scheme to deprive us of our controlling ownership interest in The Old Fashioned Syrup Company, Inc. ("Syrup") for the grossly inadequate consideration of $15,000. After filing the lawsuit, defendants, Inglobalvest, Inc., Steve Sherb, Barry Patterson and Uche Osuji worked with us to achieve a mutually satisfactory resolution of the dispute that resulted in us reclaiming control of the Syrup company. As part of the settlement reached with Inglobalvest, and Messrs. Sherb, Patterson and Osuji, the claims asserted against them were dismissed, with prejudice, and we agreed that Inglobalvest, and Messrs. Sherb, Patterson and Osuji should be considered fully exonerated from any fraudulent or wrongful acts or liabilities in connection with the complaint. This statement does not apply to Messrs. Valleau and Posner. While we have agreed, as part of the settlement reached with Mr. Valleau, to dismiss the complaint against him, without prejudice, the complaint against Mr. Posner is still pending. Posner has asserted counterclaims against us for alleged conversion of securities and breach of employment contract. We are currently engaged in ongoing settlement negotiations with Posner to resolve all claims between the parties. We have reached a verbal agreement with Posner, in principle wherein Posner shall execute a stock assignment separate from certificate to transfer 800,000 shares of the Championlyte shares to us and full general release and dismissal with prejudice of our claims against Mr. Posner. A draft of a written settlement agreement is currently being exchanged between the parties for execution.

Atico International USA, Inc. ("Atico") claims that we owe it a total of approximately at least $160,873.68 pursuant to an agreement dated February 27, 2002. We believe that we may have counterclaims that are capable of assertion against Atico which may operate as a set off to the claims of Atico. Although litigation has been threatened by Atico, we have been engaged with Atico in good faith settlement negotiations since in or about September 2003. Due to the uncertainty, risks, and costs associated with a possible contentious litigation proceeding, we are currently attempting to amicably resolve this dispute with Atico in a share amount equivalent to a value of approximately $90,000.00. No definitive settlement agreement has been reached with Atico at this time.

On October 16, 2003, Wainwright, Inc. ("Wainwright") obtained a Final Judgment for $24,000.00 against us in Wainwright, Inc. v. ChampionLyte Products, Inc. f/k/a Meridian USA Holdings, Inc., Case No. CA 03-01995 AD (Fla. Cir. Ct., Palm Beach County). We have engaged in good faith settlement negotiations with Wainwright in an attempt to compromise the Final Judgment. We settled the case for $15,000 payable in monthly installments commencing on May 31, 2004 with the final payment made on January 31, 2005. We have requested that Wainwright file a Satisfaction of Judgment with the Circuit Court.

On July 1, 2003, we received a letter from the attorney for Diabetes Research Institute Foundation, Inc. providing formal notice of termination of a license agreement that The Old Fashioned Syrup Company entered into and claiming that we owe the following pursuant to such license agreement: (i) an aggregate of $30,000 in base royalties for 2001, 2002 and 2003; (ii) 0.25% of net sales in 2001; 0.50% of net sales in 2002, of all products using the mark "Diabetes Research Institute," as well as late payment charges, which are at a rate of 3% above prime rate. We negotiated a settlement of $17,000, payable in installments of $1,500 per month. As of April 13, 2005, we presently still owe the sum of $3,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2004, our transfer agent records indicated that there were 484 shareholders of record of our common stock owning 44,421,899 shares. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "CPLY."


The following table sets forth the high and low bid prices for the common stock since the first quarter of 2003.

YEAR     QUARTER                    HIGH             LOW

2003     First                      0.24             0.07
2003     Second                     0.53             0.065
2003     Third                      0.31             0.13
2003     Fourth                     0.30             0.12
2004     First                      0.225            0.136
2004     Second                     0.25             0.111
2004     Third                      0.13             0.06
2004     Fourth                     0.105            0.035

2005     First                      0.06             0.025


The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

We paid no dividends with respect to our common stock during 2004 and have no current intention to pay any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenues from operations for the year ended December 31, 2004 were $690,511, compared to $410,351 for the year ended December 31, 2003. The increase in sales was due to our increased sales effort, as well as reformulating our product and creating a new marketing and distribution system. We had nominal operations as we were during the first six months of 2003 do to a restructuring which resulted in limited sales. We did not begin shipping product until June 2003, when we reformulated our products. The Company had lower then expected sales for the year ended December 31 2004. This was mainly do to the Company ceasing the distribution of its Old Fashioned Syrup in October 2004. The Company has formed a new subsidiary called Be-Lyte Foods Inc., and is currently exploring products in the low carbohydrate snacks market.

We reformulated our drink products by switching flavor houses, reducing sweetener levels, adding flavor and taking out preservatives. Since we have reformulated our product, we expect to increase sales in the future.

Our gross profit margin was 14% for the year ended December 31, 2004 compared to 18% for the year ended December 31, 2003. We shipped only limited products for first six months of 2003 due to our restructuring. Our gross profit margin has decreased as a result of increased transportation costs and an inability to take advantage of manufacturer discounts.

Selling, general and administrative expenses decreased to $1,532,875 for the year ended December 31, 2004 from $2,631,306 for the year ended December 31, 2003. The decrease in selling, general and administrative expenses is primarily the result of decreased consulting and professional fees and of a reduction in payroll expenses.

The net result of these efforts was to decrease the loss from operations before other income (expense) to $1,434,908 for the year ended December 31, 2004 compared to $2,556,954 for the year ended December 31, 2003.

Gain on forgiveness of trade payables amounted to $34,809 for the year ended December 31, 2004 compared to $363,877 for the year ended December 31, 2003. This relates to several trade payables that were settled for reduced amounts then had been previously recorded. We are still in negotiations with other vendor's in attempts to settle our payables.

Interest and financing expense amounted to $634,205 for the year ended December 31, 2004 compared to $602,259 for the year ended December 31, 2003. Included in interest expense for the year ended December 31, 2004 is $ 269,741 related to the beneficial conversion feature of the convertible promissory notes and warrants entered into by us and $364,464 in interest and financing expenses related to various notes payable.

The net effect resulted in a net loss for the year ended December 31, 2004 of $2,034,304 compared to a net loss of $2,898,192 for the year ended December 31, 2003.

Basic and diluted loss per share available to common shareholders was $.06 for the year ended December 31, 2004 compared to $.15 for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at December 31, 2004 was $0. We received financing through notes payable of $740,490. Convertible notes at December 31, 2004, consist of promissory notes to an investment fund, Advantage Fund I, LLC, and four investment companies Alpha Capital AG, ("Alpha") Gamma Opportunity Capital Partners, L.P. ("Gamma"), Latitude Asset Investments Corp. ("Latitude") and Cornell Capital Partners, LLP. ("Cornell"). The promissory notes are currently in default since December 31, 2004. As of today, none of the promissory note holders have sent default notices or attempted to accelerate payment on the promissory notes. Some of the owners of the investment fund are also shareholders of the Company. The notes with Advantage were for funds to be disbursed to satisfy our obligations as needed.

Detailed matters regarding the notes payable are as follows:

The note with Advantage was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of our common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. The convertible note with Advantage is $1,250,000 and is due December 31, 2004.

Advantage is the holder of a Series A Convertible Note from the Company that has been amended at various times from January 7, 2003 to March 2004 for the full amount of $1,250,000. Of such amount $50,000 was previously sold by Advantage to an independent third party. In August 2004, Advantage sold a total of $400,000 worth of such convertible note to Cornell. Upon receipt of the funds, Advantage immediately reinvested $165,000 into the Company. In consideration for the $165,000 the Company issued a convertible promissory note dated August 5, 2004. Pursuant to this Note, the Company issued 165,000 shares of the class of its Preferred Stock known as Series III Preferred Stock, par value $1.00 which has the same rights and privileges as the Company's Series IV Preferred Stock in consideration for the satisfaction of the note.

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

The Company has promissory notes with two unrelated third parties, Alpha and Gamma representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha exercised the conversion of $12,500 of its note for 178,571 shares of the Company's common stock. Towards the end of July 2004 Alpha requested the conversion of $10,000 of its note for 142,857 shares of the Company's common stock.

In June 2004 amounts owed to an individual note holder, Joan Ann Forniero, aggregating $30,000 plus $2,238 of accrued interest were converted into 302,251 shares of common stock.

At December 31, 2004 amounts owed to Advantage and Cornell amounted to $470,002 and $368,169, respectively. Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $227,500 and amounts owed to Latitude aggregated $135,000. Accrued interest of $50,203, $10,296 and $14,592 due to the investment funds, Triple Crown Consulting, Inc., and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The note with Latitude for $135,000 was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matures on October 14, 2004, but was subsequently extended to January 15, 2004 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. As of December 31, 2004 no payments have been made to Latitude, no amounts related to the cash flow provision were due and the note holder had not converted principal in to common stock of Old Fashioned. In January 2005, Latitude holders of Convertible promissory notes had $135,000 promissory notes converted into 5,500,000 shares of the Company's common stock.

At December 31, 2004 no amounts were due to the financial services company, Churchill Investments, Inc. At this time, the Old Fashioned Syrup Company and the Company each have $500,000 available based on the above facilities.

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company requests advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of common stock of the Company for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of our common stock valued at $790,000 to Cornell as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering fees on the consolidated balance sheet at December 31, 2004. The Agreement with Cornell was terminated on April 15, 2005 and the 8,315,789 shares were cancelled.

At this time, we are actively seeking additional sources of capital that will enable us to achieve the long-term objectives of nationally marketing the product lines and new distribution system. There can be no assurance that this additional funding will become available. Should such funding not become available we may have to cease operations and liquidate.

CONVERSION OF NOTES PAYABLE

In March 2004, Alpha, a holder of a convertible promissory note, had $12,500 of its promissory note converted into 178,571 shares of the Company's common stock.

In June 2004, an individual, Joan Ann Forniero, holding a $30,000 convertible promissory note requested that the full note and interest payable of $2,238 be converted into 302,251 shares of common stock in accordance with the notes provisions.

In July 2004, Alpha converted an additional $10,000 of its note for 142,857 shares of the Company's common stock.

In August 2004, Cornell, holders of convertible promissory notes, had $11,831 of its promissory notes converted into 188,686 shares of the Company's common stock.

In December 2004, Cornell, holders of convertible promissory notes, converted $20,000 of its promissory notes into 422,466 shares of our common stock.


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

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2004 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. The following is a description of those accounting policies believed by management to require subjective and complex judgments which could potentially affect reported results.

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

ITEM 7. FINANCIAL STATEMENTS


                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX
                              DECEMBER 31, 2004 and 2003


                                                                    Page Number

                                                                    -----------

INDEPENDENT AUDITORS' REPORTS                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2004                       F-2

Consolidated Statement of Operations
 for the years ended December 31, 2004 and 2003                        F-3

Consolidated Statement of Changes in Stockholders' Deficiency
 for the years ended December 31, 2004 and 2003                        F-4

 Consolidated Statement of Cash Flows
  for the years ended December 31, 2004 and 2003                       F-5

 Notes to Consolidated Financial Statements                        F-7 to F-22

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of:
ChampionLyte Holdings, Inc. and Subsidiaries
Pompano Beach, FL

We have audited the accompanying consolidated balance sheet of ChampionLyte Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and the related statement of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of ChampionLyte Holdings, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years then ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MASSELLA & ASSOCIATES, CPA, PLLC

Syosset, New York
April 15, 2005

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets:

      Accounts receivable, net                                      $     9,553
      Inventory                                                          57,464
                                                                    -----------
           Total current assets                                          67,017

Property and equipment, net                                                  --
                                                                    -----------

           Total assets                                             $    67,017
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

      Cash overdraft                                                $    11,277
      Accounts payable                                                  582,940
      Due to officer                                                      8,088
      Convertible notes payable                                       1,250,672
      Payroll taxes payable                                              74,509
      Accrued expenses and other current liabilities                    421,741
                                                                    -----------
           Total current liabilities                                  2,349,227
                                                                    -----------

Series II redeemable convertible preferred stock,
    par value $.01 - authorized  8,500 shares, 0 shares
    issued and outstanding (liquidation value $0)                            --
                                                                    -----------

Commitments and contingencies

Stockholders' deficiency:

      Series I convertible preferred stock, par value $1.00
            -- authorized 100,000 shares, 0
            shares issued and outstanding                                    --
      Series III convertible preferred stock,  par value $1.00
            -- authorized 500,000 shares, 165,000 shares
            issued and outstanding (liquidated value of $165,000)       165,000
      Series IV convertible preferred stock,  par value $1.00
            -- authorized 250,000 shares, 100,000 shares
            issued and outstanding  (liquidation value $100,000)        100,000
      Common stock, par value $.001 - authorized 200,000,000 shares,
           44,421,899 shares issued and outstanding                      44,422
      Additional paid-in capital                                     17,410,588
      Unearned services                                                 (34,119)
      Deferred compensation                                             (29,250)
      Deferred offering costs                                          (800,000)
      Accumulated deficit                                           (19,138,851)
                                                                    -----------

           Total stockholders' deficiency                            (2,282,210)
                                                                    -----------

           Total liabilities and stockholders' deficiency           $    67,017
                                                                    ===========


        The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                   ----------------------------
                                                        2004           2003
                                                   ------------    ------------
Net sales                                          $    690,511    $    410,351

Cost of goods sold                                      592,544         335,999
                                                   ------------    ------------

Gross profit                                             97,967          74,352

Selling, general and administrative                   1,532,875       2,631,306
                                                   ------------    ------------

Loss from operations                                 (1,434,908)     (2,556,954)

Other income (expenses):

Licensing revenue                                            --         157,900
Gain on forgiveness of trade payables                    34,809         363,877
Loss on impairment of intangibles                            --        (233,154)
Loss on disposal of fixed assets                             --         (15,815)
Interest and financing expense                         (634,205)       (602,259)
Other income (expenses)                                      --         (11,787)
                                                   ------------    ------------


Other income (expenses), net                           (599,396)       (341,238)
                                                   ------------    ------------

Net loss from continuing operations
 before income tax expense                           (2,034,304)     (2,898,192)
Income tax expense                                           --              --
                                                   ------------    ------------
Net loss                                           $ (2,034,304)   $ (2,898,192)
                                                   ============    ============


Basic and diluted earnings (loss) per share        $      (0.06)   $      (0.15)
                                                   ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                    36,028,793      19,824,491
                                                   ============    ============


        The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                   CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                              Series II           Series III
                                                                                              Convertible         Convertible
                                                                     Common Stock          Preferred Stock      Preferred Stock
                                                                 ---------------------  ---------------------- ------------------
                                                                   Shares     Amount      Shares      Amount    Shares    Amount
                                                                 -----------  --------  ----------  ---------- --------  --------
December 31, 2002                                                 7,559,399   $ 7,560           -   $       -        -   $     -

Conversion of Series II redeemable convertible preferred stock    5,453,915     5,454           -           -        -         -

Issuance of shares for services rendered                         11,506,585    11,506           -           -        -         -

Issuance of shares for settlements of amounts due                 1,751,125     1,751           -           -        -         -

Issuance of shares for compensation                               2,187,665     2,188           -           -        -         -

Issuance of shares to directors                                     550,000       550           -           -        -         -

Issuance of shares in consideration of convertible note payable     400,000       400           -           -        -         -

Conversion of convertible notes payable to common stock           1,412,122     1,412           -           -        -         -

Exercise of options                                                  50,834        51           -           -        -         -

Issuance of options for services                                          -         -           -           -        -         -

Beneficial conversion feature of convertible notes payable                -         -           -           -        -         -

Amortization of unearned services                                         -         -           -           -        -         -

Amortization of deferred compensation                                     -         -           -           -        -         -

Warrants issued for services rendered                                     -         -           -           -        -         -

Warrants issued in settlement of amounts due                              -         -           -           -        -         -

Conversion of convertible notes payable to preferred stock                -         -           -           -        -         -

Net loss                                                                  -         -           -           -        -         -
                                                                 -----------  --------  ----------  ---------- --------  --------

Balance December 31, 2003                                        30,871,645    30,872           -           -        -         -

Issuance of shares for services rendered                            787,863       788           -           -        -         -

Issuance of shares to directors                                     150,000       150           -           -        -         -

Conversion of convertible notes payable to common stock           1,419,041     1,419           -           -        -         -

Election to repay loan advances from chief executive officer      1,000,000     1,000           -           -        -         -

Beneficial conversion feature of convertible notes payable                -         -           -           -        -         -

Common stock issued for commitment fees                           8,421,052     8,421           -           -        -         -

Common stock issued for accrued expenses payable                  1,266,500     1,266           -           -        -         -

Issuance of options and warrants for services                             -         -           -           -        -         -

Common stock issued for compensation                                163,888       164           -           -        -         -

Cashless exercise of warrants                                       342,160       342           -           -        -         -

Conversion of convertible notes payable to preferred stock                -         -           -           -  165,000   165,000

Amortization of unearned services                                         -         -           -           -        -         -

Amortization of deferred compensation                                     -         -           -           -        -         -

Net loss                                                                  -         -           -           -        -         -

                                                                 -----------  --------  ----------  ---------- --------  --------
Balance December 31, 2004                                        44,421,899   $44,422           -   $       -  165,000  $165,000
                                                                 ===========  ========  ==========  ========== ========  ========


                                                                       Series IV
                                                                      Convertible
                                                                    Preferred Stock      Additional
                                                                  --------------------     Paid-in     Deferred     Unearned
                                                                   Shares     Amount       Capital   Compensation   Services
                                                                  ---------  ----------  -----------  -----------  ----------
December 31, 2002                                                        -   $       -   $4,979,550   $        -   $       -

Conversion of Series II redeemable convertible preferred stock           -           -    8,224,273            -           -

Issuance of shares for services rendered                                 -           -    1,100,393            -    (820,348)

Issuance of shares for settlements of amounts due                        -           -      315,660            -           -

Issuance of shares for compensation                                      -           -      201,271     (123,750)          -

Issuance of shares to directors                                          -           -       79,450            -           -

Issuance of shares in consideration of convertible note payable          -           -       61,600            -           -

Conversion of convertible notes payable to common stock                  -           -      210,407            -           -

Exercise of options                                                      -           -        3,283            -           -

Issuance of options for services                                         -           -      108,500     (108,500)          -

Beneficial conversion feature of convertible notes payable               -           -      267,648            -           -

Amortization of unearned services                                        -           -            -            -     666,548

Amortization of deferred compensation                                    -           -            -      125,275           -

Warrants issued for services rendered                                    -           -      150,671            -           -

Warrants issued in settlement of amounts due                             -           -        4,000            -           -

Conversion of convertible notes payable to preferred stock         100,000     100,000            -            -           -

Net loss                                                                 -           -            -            -           -
                                                                  ---------  ----------  -----------  -----------  ----------

Balance December 31, 2003                                          100,000     100,000   15,706,706     (106,975)   (153,800)

Issuance of shares for services rendered                                 -           -      164,245            -    (108,191)

Issuance of shares to directors                                          -           -       31,350            -           -

Conversion of convertible notes payable to common stock                  -           -      128,900            -           -

Election to repay loan advances from chief executive officer             -           -       69,000            -           -

Beneficial conversion feature of convertible notes payable               -           -      313,067            -           -

Common stock issued for commitment fees                                  -           -      791,579            -           -

Common stock issued for accrued expenses payable                         -           -      202,281            -           -

Issuance of options and warrants for services                            -           -       26,000      (14,000)          -

Common stock issued for compensation                                     -           -       24,836            -           -

Cashless exercise of warrants                                            -           -      (47,376)           -           -

Conversion of convertible notes payable to preferred stock               -           -            -            -           -

Amortization of unearned services                                        -           -            -            -     227,872

Amortization of deferred compensation                                    -           -            -       91,725           -

Net loss                                                                 -           -            -            -           -

                                                                  ---------  ----------  -----------  -----------  ----------
Balance December 31, 2004                                          100,000   $ 100,000   $17,410,588  $  (29,250)  $ (34,119)
                                                                  =========  ==========  ===========  ===========  ==========

                                                                   Deferred                     Total
                                                                   Offering   Accumulated    Stockholders'
                                                                    Costs       Deficit       Deficiency
                                                                  ----------  -----------    -----------
December 31, 2002                                                  $         $(14,206,355)  $(9,219,245)

Conversion of Series II redeemable convertible preferred stock                         -      8,229,727

Issuance of shares for services rendered                                               -        291,551

Issuance of shares for settlements of amounts due                                      -        317,411

Issuance of shares for compensation                                                    -         79,709

Issuance of shares to directors                                                        -         80,000

Issuance of shares in consideration of convertible note payable                        -         62,000

Conversion of convertible notes payable to common stock                                -        211,819

Exercise of options                                                                    -          3,334

Issuance of options for services                                                       -              -

Beneficial conversion feature of convertible notes payable                             -        267,648

Amortization of unearned services                                                      -        666,548

Amortization of deferred compensation                                                  -        125,275

Warrants issued for services rendered                                                  -        150,671

Warrants issued in settlement of amounts due                                           -          4,000

Conversion of convertible notes payable to preferred stock                             -        100,000

Net loss                                                                      (2,898,192)    (2,898,192)
                                                                  ----------  -----------    -----------

Balance December 31, 2003                                                 -   (17,104,547)   (1,527,744)

Issuance of shares for services rendered                                  -            -         56,842

Issuance of shares to directors                                           -            -         31,500

Conversion of convertible notes payable to common stock                   -            -        130,319

Election to repay loan advances from chief executive officer              -            -         70,000

Beneficial conversion feature of convertible notes payable                -            -        313,067

Common stock issued for commitment fees                            (800,000)           -              -

Common stock issued for accrued expenses payable                          -            -        203,547

Issuance of options and warrants for services                             -            -         12,000

Common stock issued for compensation                                      -            -         25,000

Cashless exercise of warrants                                             -            -        (47,034)

Conversion of convertible notes payable to preferred stock                -            -        165,000

Amortization of unearned services                                         -            -        227,872

Amortization of deferred compensation                                     -            -         91,725

Net loss                                                                  -   (2,034,304)    (2,034,304)

                                                                  ---------- -------------   ------------
Balance December 31, 2004                                         $(800,000) $(19,138,851)   $(2,282,210)
                                                                  ========== =============   ============


        The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                             ----------------------------
                                                                                 2004            2003
                                                                             ------------    ------------
Cash flows from operating activities:

     Net loss                                                                $ (2,034,304)   $ (2,898,192)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                              957          58,365
           Financing cost related to beneficial conversion value                  269,741              --
           Change in allowance for bad debts                                       54,245              --
           Loss on disposal of equipment                                               --          15,815
           Impairment charges for intangibles                                          --         233,154
           Common stock, options and warrants issued for services and                  --              --
                financing expenses                                                452,220       1,809,225
     Changes in operating assets and liabilities:
        Decrease (Increase) in accounts receivable                                 35,779         (63,959)
        (Increase) in inventory                                                    (9,957)        (47,507)
        (Increase) in prepaid expenses                                                 25          (4,750)
        Increase in cash overdraft                                                 11,277              --
        (Decrease) in accounts payable                                              4,953        (150,514)
        Increase in accrued expenses and other current liabilities                391,760          87,222
        Decrease in due to factor                                                      --         (23,369)
        Increase in payroll taxes payable                                           1,965          72,544
                                                                             ------------    ------------
Net cash (used in) provided by operating activities                              (821,339)       (911,966)
                                                                             ------------    ------------

CASH FLOWS FORM INVESTING ACTIVITIES
     Cash paid for acquisition of Old Fashioned                                        --        (135,000)
                                                                             ------------    ------------
Cash flows from financing activities:

     Proceeds from notes payable                                                       --         549,264
     Operating expenses paid through convertible notes                            740,490         500,392
     Advances from related party                                                   78,088              --
                                                                             ------------    ------------
Net cash provided by financing activities                                         818,578       1,049,656
                                                                             ------------    ------------

Net (decrease) increase in cash                                                    (2,761)          2,690

Cash, beginning of period                                                           2,761              71
                                                                             ------------    ------------

Cash, end of period                                                          $         --    $      2,761
                                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:

     Interest expense                                                        $         --    $         --
                                                                             ============    ============
     Income taxes                                                            $         --    $         --
                                                                             ============    ============

Noncash investing and financing activities:

     Conversion of redeemable convertible preferred stock to common stock    $         --    $  8,229,727
                                                                             ============    ============
     Issuance of common stock for settlements of amounts due                 $    155,000         299,109
                                                                             ============    ============
     Assets derived through proceeds from notes payable                      $         --         (35,546)
                                                                             ============    ============
     Conversion of convertible notes payable to Series III Preferred Stock   $    165,000    $         --
                                                                             ============    ============
     Conversion of convertible notes payable to Series IV Preferred Stock    $         --    $    100,000
                                                                             ============    ============
     Issuance of common stock for services to be provided                    $    254,565    $    820,348
                                                                             ============    ============
     Issuance of options for services to be provided                         $     37,465    $    232,250
                                                                             ============    ============
     Issuance of common stock due to options exercised                       $         --    $      3,334
                                                                             ============    ============
     Conversion of convertible notes payable to common stock                 $    130,319    $    148,273
                                                                             ============    ============
     Stcok issued for deferred offering cost                                 $    800,000    $         --
                                                                             ============    ============

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

c. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2004.

d. Accounts Receivable - Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining the Company's allowance for doubtful accounts based on historical collections experience, current economic trends and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

e. Inventory - The Company values inventory at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company writes down its inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable then those projected by management, additional inventory write-downs may be required. At December 31, 2004, inventory consisted of finished goods.

f. Property and equipment - Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the life of the appropriate lease.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

g. Intangible assets - Intangible assets consisted of goodwill and a license agreement. The capitalized costs of the assets were based on their current market value at the time of the acquisition. Goodwill was not amortized. The license agreement was amortized on a straight-line basis over ten years. Goodwill valuations have historically been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

h. Revenue recognition - Revenue is recognized according to the terms of the sale arrangement, which is customarily when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer. Management believes that adequate controls are in place to ensure compliance with sale arrangements, a substantial history of such performance has been established and historical returns and allowance have not been significant. If actual sales returns and allowances exceed historical amounts, the Company's sales would be adversely affected.

i. Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2004 and 2003 amounted to $43,920 and $201,838, respectively.

j. Shipping and handling costs - Pursuant to EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," shipping and handling costs incurred by the Company are included in cost of sales. For the years ended December 31, 2004 and 2003, shipping and handling costs were $64,619 and $33,165, respectively. The Company does not currently bill customers for shipping and handling costs.

k. Income taxes - Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements using enacted tax rates. Future tax benefits attributable to these differences are recognized to the extent that realization of such benefits is more likely than not.

l. Net loss per share - Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities.

m. Concentration of risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

n. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, inventory, accounts payable, accrued expenses and debt approximate fair value based on the short-term maturity of these instruments or interest rates that approximate market.

o. Long-Lived Assets - On a periodic basis, the Company assesses whether there are any indicators that the value of its long-lived assets may be impaired. An asset's value is considered impaired only if the Company's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset. Such cash flow projections consider factors such as expected future operating income, business plans, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

p. Stock-based compensation - The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prospectively for all awards granted, modified, or settled during the year ended December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) issued in December 2002. SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), the alternative method of accounting, under SFAS No. 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

r. Product liability - Accruals for product liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. Receivables for insurance recoveries related to product liability related claims are recorded, on an undiscounted basis, when it is probable that a recovery will be realized. At December 31, 2004, there were no product liability accruals necessary.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. At December 31, 2004, the Company's accumulated deficit was $19,138,851 and its working capital deficiency was $2,282,210. For the years ended December 31, 2004 and 2003, the Company had a net loss of $2,034,304 and $2,898,192, respectively. In addition, the Company is in default of all it's debt obligations.

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

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the twelve months ended December 31, 2003 assuming the merger occurred on January 1, 2003 is as follows:

                                           2003

           Net sales                   $    410,351
                                       ============
           Net loss                    $ (2,898,192)
                                       ============
           Basic loss per share        $       (.15)
                                       ============
           Weighted average shares       19,824,491

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or the future results of operations.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following components at December 31, 2004:

              Trade receivables                         $ 68,801
              Less: Allowance for doubtful accounts      (59,248)
                                                        ---------
                                                        $  9,553
                                                        =========

There was a $54,248 increase in the Company's allowance for doubtful accounts during the year ended December 31, 2004, which has been recorded as a bad debt expense.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of goodwill and a license agreement. The capitalized costs of the assets were based on their current market value at the time of the acquisition of Old Fashioned. Goodwill was not amortized. The licensing agreement was amortized on a straight-line basis over ten years.

                                   IMPAIRMENT

Subsequent to the acquisition of Old Fashioned, the Company performed its annual assessment of its long-lived assets to determine whether there were any indicators that the value of its intangible assets may be impaired. Based upon management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the intangible assets over its remaining useful lives, it was determined that the assets of Old Fashioned as a reporting unit were impaired. Based upon the assessment, the Company recorded a one-time non-cash charge of $233,154 to write off the carrying value of $133,421 for goodwill and $99,733 for the license agreement during the year ended December 31, 2003. Management's evaluation reflects that Old Fashioned is not currently producing and has not produced significant revenues to sustain its cost of operations. The impairment charge also reflects the fact that Old Fashioned is not currently in compliance with the provision of its license agreement. As such, the license agreement is subject to termination. In addition, the Company's lack of working capital may not enable it to support Old Fashioned cash flows in the future.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                LICENSE AGREEMENT

In connection with the acquisition of Old Fashioned, the Company reacquired a ten year license agreement, effective January 20, 1999, and as amended in September 1999, with Cumberland Packing Corp. ("Cumberland") for the right to use their "Sweet 'N Low" trademark in order to market Old Fashioned's sugar-free, fat-free, cholesterol-free chocolate, vanilla and strawberry flavored syrup products. The license agreement had an initial term of ten years, expiring December 31, 2008. The Company had the right to renew the agreement for two additional seven-year terms, so long as the Company was not in default under the agreement. The agreement contains minimum royalties and minimum advertising capital requirements during each year of term as determined on a calendar year basis.

Cumberland and the Company agreed on an immediate termination of the amended license agreement. The termination was amicable and Cumberland agreed to waive its rights to any accrued or unpaid royalties from the Company. As a result of the license termination, no royalties were owed as of December 31, 2004 or included in accrued expenses in the accompanying consolidated balance sheet. The Company is currently reformulating its syrup to accommodate for this termination and plans to recommence Old Fashioned operations.

NOTE 8 - PROPERTY AND EQUIPMENT

The property and equipment consists of the following:

                                                  Useful life

               Website                              3 years    $   11,017
               Less: accumulated depreciation                     (11,017)
                                                               ----------
                                                               $        0
                                                               ==========

Total depreciation expense for the years ended December 31, 2004 and 2003 was $956 and $3,672, respectively.

During the year ended December 31, 2003, the Company disposed of coolers that were no longer in use. These assets had a net book value of $15,815 at December 31, 2003. The loss on disposal of assets for $15,815 is included in other income (expense) on the accompanying consolidated statements of operations for the year ended December 31, 2003.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes at December 31, 2004, consist of promissory notes to five entities. Some of the owners of the entities are also shareholders of the Company. A note exists Advantage Fund, LLC ("Advantage") was originated in January 2003. It bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The note is convertible, in whole or in part, at any time after the issuance of the note. In July 2003, the Company amended its convertible note with the Advantage by increasing the amount of the note to $350,000 and extending the maturity date of the note to December 31, 2004. All other terms of the note remained unchanged. The note was further amended in October 2003 increasing the convertible note amount to $400,000 and extending the date by which the withdrawn registration statement filed with the SEC needed to become effective. The note was further amended in May 2004 increasing the convertible note amount to $1,250,000 and the investment fund has agreed to waive any penalties for not meeting the required date for the registration statement to be declared effective. This is no longer applicable since the registration statement has been withdrawn. As of December 31, 2004 the promissory note is in default. The Company has not been notified of any actions related to this default from Advantage.

In August 2004, Advantage sold a total of $400,000 worth of such Convertible Note to Cornell Capital Partners, LLP ("Cornell"). Upon receipt of the funds, Advantage immediately reinvested $165,000 into the Company. In consideration for th $165,000 the Company issued a convertible promissory note dated August, 2004. Subsequently, the Company and Advantage agreed to exchange the $165,000 note for 165,000 shares of the class of its Preferred Stock known as Series III Preferred Stock, par value $1.00 which has the same rights and privileges as the Company's Series IV Preferred Stock in consideration for the satisfaction of the note.

During the year ended  December 31, 2004,  Advantage  funded the Company and the note increased by $405,490. (See Note 13). During the year ended December 31, 2004, Cornell elected to convert $31,831 of its promissory notes into 611,152 shares of the Company's common stock.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Alpha converted $12,500 of its note into 178,571 shares of the Company's common stock. In July 2004, Alpha converted $10,000 of its note for 142,857 shares of the Company's common stock. As of December 31, 2004 the promissory note is in default. The Company has not been notified of any action related to this default by either Alpha or Gamma.

Pursuant to the terms of the notes, the Company was to have filed a registration statement with the SEC on or before February 6, 2003 that was required to have been declared effective on or before April 6, 2003 and remain effective until the maturity date of the notes. Since the Company defaulted on this provision of the notes, the holders may accelerate the due date of the notes. In October 2003, in order to induce the Advantage, Alpha and Gamma to forego from exercising their rights to accelerate the due date of the notes and as security for the repayment of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures. Advantage, Alpha and Gamma agreed to forebear for 180 days from October 16, 2003 the exercise of any of their rights under the notes with respect to the non-registration, so long as the Company is not in default under the provisions of the Security Agreement and the other provisions of the notes. Thereafter, the Company had decided to withdraw its Registration Statement and requested that Alpha and Gamma waive any penalties provided that the Company's counsel shall issue shares applicable to Rule 144 opinion letters. This was agreed to by the parties.

In June 2004, amounts owed to an individual note holder aggregating $30,000 plus $2,238 of accrued interest were converted into 302,251 shares of common stock.

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

At December 31, 2004, amounts owed to Advantage aggregated $470,002, Cornell Capital aggregated $368,169, Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $228,500 and amounts owed to Latitude Asset Investment Corp. ("Latitude") aggregated $135,000. Accrued interest of $50,203, $10,296 and $14,592 due to Advantage, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

The beneficial conversion feature of the above convertible notes for the year ended December 31, 2004 amounted to $313,067 and is included in interest and financing expense in the accompanying consolidated statements of operations.

A note with Latitude for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see NOTE 5). The note matured on October 14, 2004 but was subsequently extended until January 15, 2005 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then, at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. As of December 31, 2004 the promissory note is in default. The Company has not been notified of any action related to the default by Latitude.

The note holder has not executed this provision. In addition, until the note is paid in full, the holder is entitled to 15% of Old Fashioned's cash flow, defined as net income, plus depreciation and interest minus capital expenditures. To date, no payments have been made to Latitude and no amounts related to the cash flow provision were due. In connection with this note, Old Fashioned entered into a security agreement with the Latitude whereby it pledged all assets and all issued and outstanding shares of its common stock as collateral. Furthermore, in consideration for the $135,000 note to Old Fashioned, the Company agreed to issue a total of 1,400,000 shares of its common stock to Latitude over the term of the note. In the event that the note is paid in full prior to the maturity date of the note, the balance of the shares will be returned to the Company. For the year ended December 31, 2004, the Company has recorded $31,000 as interest and financing expense related to this agreement and at December 31, 2004, the balance due on the note is $135,000. During the year ended December 31, 2004 and 2003, the Company issued 1,000,000 and 400,000, shares respectively to Latitude related to this provision which are valued at $.155 per share. The issuance of these shares has been recorded as interest and financing expenses.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

In January 2005, Latitude holders of convertible promissory notes had $135,000 in promissory notes converted into 5,500,000 shares of the Company's common stock.

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

At December 31, 2004, no amounts were due to the financial services company.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2004:

                         Salaries              $ 68,774
                         Interest               119,840
                         Royalties               31,875
                         Other                  201,252

                                               --------
                                               $421,741
                                               ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

                                OPERATING LEASES

Prior to November 2003, the Company rented and shared office space with the financial advisory firm on a month-to-month basis at $1,750 per month. In November 2003, the Company entered into a new lease agreement and relocated their office space. The new Agreement requires rental payments of $2,000 per month beginning November 2003 for a period of one year. Total rent expense for the years ended December 31, 2004 and 2003 were $23,900 respectively. In March 2005, the Company was moved from this office space and is currently seeking temporary office space.

                                LACK OF INSURANCE

The Company has not maintained any workman's compensation and disability insurance as of December 31, 2004. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist. The Company currently does not have product liability insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

                                  PAYROLL TAXES

As of December 31, 2004, the Company owes approximately $74,509 of payroll taxes and related estimated penalties and interest. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available.

                          CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2004, the Company had two customers whose sales represented 8% and 18% respectively, of the Company's net sales. Another customer accounted for more than 10% of the Company's accounts receivable at December 31, 2004. During the year ended December 31, 2004, all sales generated by the Company were from customers located within the United States and all assets held by the Company were located within the United States.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Two co-packers currently produce all of the Company's products. If any of these co-packers were to terminate or fail to renew the Company's contract, or have difficulties in producing beverages for the Company, the ability to produce products may be temporarily negatively affected.

                                   SETTLEMENTS

During the year ended December 31, 2004 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $258,784. The Company has included approximately $254,284 in accounts payable at December 31, 2004 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessment and the remaining $4,500 is included in accrued expenses. During the year ended December 31, 2004, the Company made cash payments of approximately $90,810 in settlement of certain actions.

During the year ended December 31, 2004, the Company entered into settlement agreements with certain vendors. In connection with these settlement agreements, the Company is required to pay approximately $ in cash.

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

Royalties owed as of December 31, 2004 of $31,875 are included in accrued expenses in the accompanying consolidated balance sheet.

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

The Company has designated the preferred stock into the following Series':

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series. At December 31, 2004, there were 165,000 shares of Series III preferred stock issued and outstanding. These originated due to a conversion of a $165,000 convertible note payable to Advantage (see Note 9).

(iv) Series IV: On September 12, 2003, the Company amended its articles of incorporation and created 250,000 shares of Series IV Convertible Preferred Stock ("Series IV"), $1.00 par value. Each share of the Series IV preferred stock is convertible into one share of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company intends to amend its articles of incorporation such that the Series IV preferred stock will be convertible into the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70%, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

During the year ended December 31, 2003, the Company entered into two agreements with Triple Crown Consulting, Inc., a partner in Advantage, whereby the Company agreed to exchange two $50,000 Series B Convertible Promissory Notes between Triple Crown Consulting, Inc. and the Company for funding operations of the Company. During the year ended December 31, 2003, the convertible notes were exchanged for 100,000 shares of Series IV preferred stock, valued at $100,000.

The rights, preferences, and privileges of the Series III Preferred Stock are relative to those of the Series IV Preferred Stock, par Value $1.00, designated to Triple Crown Consulting, Inc. At the option of Advantage, each outstanding share of Series III Preferred Stock is convertible into one share of common stock.

                               MARKETING AGREEMENT

On January 20, 2003, the Company entered into a Strategic Marketing Agreement ("SMA") with BevSystems International, Inc. ("BEVI"), another small publicly traded company in the business of beverage products, whereby BEVI agreed to issue shares equal to $125,000 per month of its common stock to the Company.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

                         ISSUANCE OF STOCK FOR SERVICES

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also holders of the Series II Preferred Shares. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement, were amended in April 2003 and are as follows; (i) a monthly payment of $10,000 per month is due the financial advisory firm, which at its discretion may accept shares of discounted registered stock in lieu of cash, (ii) the Company shall issue a warrant to purchase 2.99% or 526,400 shares of common stock of the Company at 70% of the closing bid price exercisable for five years, (iii) various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and (iv) the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. In April 2003, the agreement was further amended to extend the term of the agreement for a period of twelve months from the original January 2003 contract date. During the year ended December 31, 2003, the fair value of the warrant using the Black-Scholes Option Pricing Model was $115,808 and has been recorded as consulting expense. The agreement also contained full ratchet anti-dilution provisions. In connection with the anti-dilution provisions of the agreement, the firm was issued 526,400 shares of the Company's common stock valued at $36,848. The firm subsequently agreed to waive the anti-dilution provision of the agreement going forward. In February 2004, the financial advisory firm elected to exercise the cashless exercise provision of the warrants. Based upon this provision, the financial advisory firm exercised the right to receive 526,400 shares of common stock, but received 342,160 shares due to the cashless provision. Upon the exercise of the warrant, the Company measured the beneficial conversion value of the warrant and determined that a reversal of consulting expense of $47,376 was recorded. During the year ended December 31, 2003, in accordance with the contract, the firm was also compensated $13,560 for equity and debt financings, which has been recorded as a financing expense. During the year ended December 31, 2004 and 2003, the financial advisory firm has been paid $120,000 for its management fees.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

In April 2003, the Company entered into an agreement with a consultant for business planning services. The term of the agreement is for a one-year period. As consideration for the consultant's services to be rendered the Company issued 2,000,000 shares of the Company's common stock valued at $160,000. During the years ended December 31, 2004 and 2003, the Company expensed $40,000 and $120,000, respectively, related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for corporate planning and business strategies services for a period of one year. In exchange for the services to be rendered, the consultant received 1,000,000 shares of the Company's common stock valued at $70,000. During the years ended
December 31, 2004 and 2003, the Company expensed $17,500 and $52,500, respectively, related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for investor relations services for a period of one year. In exchange for the services to be rendered, the consultant was to receive 1,000,000 shares of the Company's common stock valued at $160,000. The agreement was terminated in August 2003 and the shares reverted back to the Company, therefore the Company recorded no expense related to this agreement.

In April 2003, the Company entered into an agreement with a consultant for dissemination of information services for a period of thirteen months. In exchange for the services to be rendered, the consultant received 600,000 shares of the Company's common stock valued at $48,000. This resulted in the Company expensing $48,000 related to this agreement for the year ended December 31, 2003.

In April 2003, the Company entered into an agreement with a consultant for business planning services for a one-year period. In exchange for the services to be rendered, the consultant received 500,000 shares of the Company's common stock valued at $80,000. During the year ended December 31, 2004 and 2003, the Company expensed $26,667 and $53,333, respectively, related to this agreement.

In April 2003, the Company issued 460,000 shares of the Company's common stock valued at $17,101 for consideration of past employment services of a key employee. Additionally, the individual, who is remaining in a consulting capacity, was issued an additional 360,000 shares of the Company's common stock valued at $25,200 per share for future services. The additional shares will vest in 30,000 share increments per month through March 2004. During the years ended December 31, 2004 and 2003, the Company expensed $6,300 and $18,900, respectively.

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

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of the common stock on a quarterly basis. During the year ended December 31, 2004 and 2003, the Company issued 150,000 and 550,000 shares, respectively, of its common stock as compensation for services provided by its directors and the officer. As of December 31, 2004, the directors and officer are owed an additional 1,193,376 shares of the Company's common stock. The additional shares owed, valued at $103,250, are included in accrued expenses in the accompanying consolidated balance sheet. The Company expensed $77,000 and $101,000, related to these issuances during the year ended December 31, 2004 and 2003, respectively.

In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The terms of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500 for each party. As of December 31, 2004, each party is owed an additional shares of the Company's common stock. The additional shares owed, valued at $9,500 for each party, are included in accrued expenses in the accompanying consolidated balance sheet. During the years ended December 31, 2004 and 2003 the Company expensed $23,751 and $39,249, respectively, related to these agreements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

In June 2003, the Company issued 10,000 shares of its common stock in lieu of cash payment for consulting services provided. The shares were valued at $2,800 and were fully expensed during the year ended December 31, 2003.

In July 2003, the Company entered into a one-year advertising agreement with an advertising firm for services to be provided beginning August 1, 2003. The Company agreed to an annual fee of $50,000 to be paid in the Company's common stock. During the year ended December 31, 2003, the Company issued the advertising firm 185,185 shares of its common stock as payment for the annual fee. During the year ended December 31, 2004 and 2003, the Company expensed $33,333 and $16,667, respectively, related to this agreement.

During the year ended December 31, 2003, the Company issued 1,325,000 shares of its common stock to two consultants in lieu of cash payment for consulting service provided. The shares were valued at $214,750 and were fully expensed during the year ended December 31, 2003.

In January 2004, the Company entered into an agreement wherein the Company agreed to issue 200,000 shares of the Company's common stock at a market value of $37,000 for legal services provided and to be provided. As of December 31, 2004 all 200,000 shares have been issued and during year ended December 31, 2004 the Company expensed $13,119 related to this agreement.

In January 2004, the Company entered into a twelve-month agreement wherein the Company agreed to issue 250,000 shares of the Company's common stock with a market value of $48,750 for printing services provided and to be provided. In addition, the Company agreed to issue warrants to purchase 800,000 shares of the Company's common stock. The terms of the warrants are as follows: (1) 400,000 warrants are exercisable at $0.25 per share and are callable by the Company at $0.75 and (2) 400,000 warrants are exercisable at $0.30 per share and are callable by the Company at $1.20 per share. The shares underlying the warrants are restricted. The warrants have a term of twelve months. The fair value of the 800,000 warrants using the Black-Scholes Option Pricing Model is $12,000 and is being recorded to selling, general and administrative expenses over the term of the agreement. During the year ended December 31, 2004 the Company expensed $27,961 related to the agreement.

In January 2004, the Company entered into a twelve-month agreement with an individual for marketing services to be provided. The individual is to be compensated $2,000 per month, to be paid in shares of the Company's common stock. During the year ended December 31, 2004, the Company issued 221,213 shares of its common stock valued at $26,000 for full settlement of amounts owed to this individual for services and future services in accordance with a new contract. During the year ended December 31, 2004 the Company expensed $22,000 related to this agreement.

In February 2004, the Company issued 33,000 shares of its common stock valued at $5,940 for consulting services provided by an individual during the year ended December 31, 2004.

In April 2004, the Company issued 100,000 shares of its common stock valued at $14,500 in full settlement of amounts owed to a former employee for services previously rendered.

In May 2004, the Company issued 150,000 shares of its common stock valued at $26,375 for accounting services provided by an individual, which were expensed during the year ended December 31, 2004.

In May 2004, the Company inadvertently issued 623,958 shares of common stock to a former related third party in error. The Company has subsequently received these shares back in August 2004.

In May 2004, the Company issued 200,000 shares of its common stock valued at $42,000 in accordance with its agreement with a director as an additional incentive to become a director. The term of his directorship began January 1, 2004 and is for a 24-month term. During the year ended December 31, 2004 the Company has expensed $21,000 for services rendered and $21,000 is recorded as unearned services at December 31, 2004

In July 2004, the Company issued 1,000,000 shares of its common stock to its President and CEO in satisfaction of $70,000 of loans to the Company.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

                    ISSUANCE OF STOCK FOR SETTLEMENT OF DEBT

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company, at its option, may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the year ended December 31, 2003, the Company issued 998,094 shares of its common stock as payment on the first three installments. The Company has recorded $26,250 as interest expense related to the note. On July 2, 2003, the Company amended the settlement agreement whereby the individual agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, the Company issued an additional 413,958 shares of its common stock valued at $124,187. The Company has recorded such amount as interest and financing expense.

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

                   ISSUANCE OF STOCK RELATED TO CAPITAL RAISE

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at it's discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company requests advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of common stock of the Company for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of it's common stock valued at $790,000 to Cornell as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering costs on the consolidated balance sheet at December 31, 2004. In April 2005, the Company and Cornell agreed to terminate this agreement and all related shares of common stock are to be returned to the Company.

                           CONVERSION OF NOTES PAYABLE

In March 2004, Alpha, a holder of convertible promissory notes, had $12,500 of its promissory notes converted into 178,571 shares of the Company's common stock.

In June 2004, an individual holding a $30,000 convertible promissory note had the full note and interest payable of $2,238 converted into 302,251 shares of common stock in accordance with the notes provisions.

In July 2004, Alpha converted an additional $10,000 of its note for 142,857 shares of the Company's common stock.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

In August 2004, Cornell, holders of convertible promissory notes, had $11,831 of its promissory notes converted into 188,686 shares of the Company's common stock.

In December 2004, Cornell, holders of convertible promissory notes, had $20,000 of its promissory notes converted into 422,466 shares of the Company's common stock.

                                  LEGAL MATTERS

In January 2004, the Senior Vice President ("SVP") of the Company was terminated. Subsequently the SVP's counsel has submitted a letter requesting that the SVP is owed $140,000 for the remainder of the term of his employment agreement which was alleged to be an additional two years. The Company and counsel believe the employment agreement is terminable at will by either party and have offered to settle this matter for two months base salary.

NOTE 14 - STOCK OPTION PLANS

                              STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2004, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2004, the Company issued 400,000 shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2004, 1,289,810 non-plan options were outstanding.

The following information summarizes the Company's stock option activity at December 31, 2004:

Stock Options Plans:

                                                             Weighted
                                                              Average
                                                             Exercise
                                                Options        Price
                                               --------      --------
          Outstanding at December 31, 2002      317,500         $1.07
                   Granted                           --            --
                   Exercised                    (17,500)         .001
                   Expired or cancelled         (80,000)          .70
                                               --------      --------

          Outstanding at December 31, 2003      220,000          1.07
                   Granted                           --            --
                   Exercised                         --            --
                   Expired or cancelled              --            --
                                               --------      --------

          Outstanding at December 31, 2004      220,000      $   1.07
                                               ========      ========

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Non-plan stock options:
                                                             Weighted
                                                             Average
                                                             Exercise
                                                Options       Price
                                                --------     ---------
          Outstanding at December 31, 2002       659,810     $    1.00
                   Granted                       450,000           .22
                   Exercised                    (166,334)          .40
                   Expired or cancelled          (53,666)          .08
                                                --------     ---------

          Outstanding at December 31, 2003       889,810     $     .61

                   Granted                       400,000           .14
                   Exercised                          --            --
                   Expired or cancelled               --            --
                                               ---------      --------
          Outstanding at December 31, 2004     1,289,810           .46
                                               =========      ========


The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                          Outstanding and exercisable
                         ------------------------------------------------------
                                         Weighted
                                          Average      Weighted
                                         Remaining     Average
                            Number         Life        Exercise      Number
                          Outstanding    in Years       Price     Exercisable
                         -------------- ------------  ----------- -------------

Range of exercise price:
     $.001 to $.50           1,026,000     1.81          .32         1,026,000
     $.51 to $1.00             243,810     5.13          .92           243,810
     $1.01 to $1.50            240,000     6.00          1.43          240,000
                         --------------                           -------------
                             1,509,810                               1,509,810
                         ==============                           =============

In February 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan ("2003 Plan"). In May 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #2 ("2003 Plan #2"). In August 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #3 ("2003 Plan #3"). In September 2003, the Company's shareholders approved the adoption of the 2003 Stock Incentive Plan #4 ("2003 Plan #4"). The plans allow the Board of Directors to grant awards to employees, directors, independent contractors or agents of the Company. Awards may include, but are not limited to, stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the plans. The 2003 Plan, the 2003 Plan #2, the 2003 Plan #3 and the 2003 Plan #4 provide the Board of Directors the right to grant awards up to a total of 1,000,000 shares, 1,500,000 shares, 2,750,000 shares and 2,000,000 shares, respectively, of the Company's common stock. In addition, the plans provide the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the plans. As of December 31, 2004, 1,000,000 shares, 1,500,000 shares, 2,600,000 shares and 0 shares of the Company's common stock were issued under the 2003 Plan, 2003 Plan #2, 2003 Plan #3 and 2003 Plan #4, respectively.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2004 a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

The Company has a net operating loss carry-forward for tax purposes totaling approximately $13,000,000 at December 31, 2004 expiring through the year 2004.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 15 - INCOME TAXES - (cont'd)

      The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at December 31, 2004 are as follows:


          Temporary differences:
                Fair value of warrants and options           $   262,000
                Net operating losses                           4,475,000
                Less valuation allowance                      (4,737,000)
                                                             -----------
                  Deferred tax assets                        $        --
                                                             ===========

          The reconciliation of the effective income tax rate to
          the federal statutory rate for the years ended
          December 31, 2004 and 2003 is as follows:
                Federal income tax rate                             34.0
                Change in valuation allowance on net operating
                  loss carry-forwards                              (34.0)
                                                                  ------
                Effective income tax rate                            0.0%
                                                                  ======

NOTE 16 - RELATED PARTY TRANSACTIONS


                             GRANT OF STOCK OPTIONS

During the year ended December 31, 2003, the President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 300,000 shares of the Company's common stock which are separated as follows: 100,000 options are exercisable at $0.25 per share and 200,000 options are exercisable at $0.19 per share. The employment agreement entitles the President, as long as he is employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. During the year ended December 31, 2003 the fair value of the options using the Black-Scholes Option Pricing Model was $69,000 and is being amortized to compensation expense over the term of the employment agreement of which, during the years ended December 31, 2004 and 2003, the Company expensed $38,857 and $13,952 related to these options.

During the year ended December 31, 2004, the President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock at an exercise price of $0.10 per share. In addition, the President was previously granted options to purchase 400,000 shares of the Company's common stock, each option is separated in 100,000 increments and are exercisable at $.19, $.14, $.10 and $.12 per share. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $77,000 and is being amortized to compensation expense over the term of the employment agreement. During the year ended December 31, 2004, the Company expensed $6,866 respectively related to these options.

In March 2003, the former President of ChampionLyte Beverages, Inc., as consideration for entering into an employment agreement, was granted 50,000 options to purchase shares of the Company's common stock at $0.10 per share. Since the employee continued employment with the Company for a period of 90 days following the execution of the agreement, the employee was granted 100,000 additional options to purchase shares of the Company's common stock at $0.33 per share. The options carry a term of two years and became fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $39,500 and is being amortized to compensation expense over the term of the employment agreement. During the year ended December 31, 2004 and 2003, the Company expensed $21,250 and $12,323 related to these options.

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

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

RELATED PARTY TRANSACTIONS

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

In April 2003, the Company amended its employment agreement with its SVP, whereby the SVP was granted 150,000 shares of the Company's common stock, valued at $11,250 for past services provided, and 1,650,000 shares of the Company's common stock valued at $123,750 for services to be provided over ten months beginning April 2003. During the year ended December 31, 2004, the Company expensed $24,750 related to this agreement. In April 2004, the Company and the SVP mutually terminated their relationship. In accordance with the settlement agreement, the Company issued the SVP 100,000 shares of its common stock, valued at $14,500, in full satisfaction of any obligations due to him in April 2004. In addition, the Company was indebted to the SVP in the amount of $44,333. In April 2003, the Company and the SVP entered into an agreement whereby the remaining debt would be settled through the issuance of common stock in lieu of cash payments. Monthly issuances valued at $6,333 would be given to the SVP until the debt has been satisfied. During the year ended December 31, 2003, the Company issued 237,915 shares of common stock valued at $44,333 in full settlement of the debt.

In June 2003, the Company entered into formal employment agreements with the President of the Company. The agreement is for a term of two years. The base salary for the executive is $3,500 per month paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. Should the agreement be renewed, the base salary will increase at a rate of 10% per annum. The employee is also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis.

During the year ended December 31, 2004 and 2003 the Company issued 63,888 and 149,750 shares of common stock, respectively, related to the agreement and at December 31, 2004, the President is owed 468,375 shares of common stock valued at $35,000 for compensation, which is included in accrued expenses in the accompanying consolidated balance sheet.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis. The Board of Directors also includes the President of the Company.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

               SETTLEMENT AGREEMENT FOR REPAYMENT OF NOTES PAYABLE

On March 27, 2003, the Company entered into an agreement to repay a relative of an employee in the amount of $140,000 in four equal installments with $35,000 of the Company's common stock based on a 20% reduction to the then average closing price of the common stock for the three trading days prior to the issuance date of such common stock. The Company at its option may repay such indebtedness with cash for a 20% premium to the face value of such quarterly payments due. During the year ended December 31, 2004 and 2003, the Company issued 184,120 and 998,094 shares of its common stock, respectively, as payment on the installments. The Company has recorded $87,250 and $26,250 as interest expense related to the note during the years ended December 31, 2004 and 2003, respectively. On July 2, 2003, the Company amended the settlement agreement whereby the individual agreed to conform to Rule 144 leakage limitations on the timing and amount of shares that can be sold in the public market per quarter. As a result, the Company issued an additional 413,958 shares of its common stock valued at $124,187 during the year ended December 31, 2003. The Company has recorded such amount as interest and financing expense.

NOTE 16 - SUBSEQUENT EVENTS


In January 2005, the Company issued 747,044 of common stock to Gamma for the conversion of $25,000 of its promissory notes as requested in December 2004. The conversion has been recorded in January 2005.

In January 2005, Cornell, holders of convertible promissory notes, had $10,000 of its promissory notes converted into 332,226 shares of the Company's common stock.

In January 2005, Latitude, holders of convertible promissory notes, had $135,000 promissory notes converted into 5,500,000 shares of the Company's common stock.

In April 2005, the Company and Cornell agreed to terminate the Standby Equity Distribution Agreement and all related shares of common stock are to be returned to the Company.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

David Goldberg, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

David Goldberg, our principal executive officer and principal financial officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarterly period ending December 31, 2004, and there were no such control actions taken during the quarterly period ending December 31, 2004.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors. The officers serve at the will of the board of directors.

NAME                 AGE        DIRECTOR/POSITION

David Goldberg       42         President, Principal Financial Officer,
                                Principal Accounting Officer and Chairman of the Board of Directors; CEO, Championlyte
                                Beverages, Inc. our subsidiary

Steven Field         57         Director

Thad Kaplan          36         Director

Marshall Kanner(2)   48         Director

Eli Greenstein (1)   62         Director

(1) Eli Greenstein resigned as a director on March 29, 2005.
(2) Marshall Kanner resigned as a director on August 31, 2004, prior to our year end. Therefore, we have deleted his biographical information.


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

ELI GREENSTEIN was appointed to our board of directors on December 22, 2003. In May 2000, Mr. Greenstein founded Alldiet, Inc., a Great Neck, New York and Boca Raton, Florida based food and beverage brokerage firm that sells and markets sugar-free, low-carbohydrate products to health food and natural product retailers and distributors, drug stores, supermarket chains and diet plans. Mr. Greenstein had been retired prior to opening Alldiet, Inc. after he sold Double G Foods, a food distribution business, in 1992. Eli Greenstein resigned as a director on March 29, 2005.

The Directors named above will serve until the next annual meeting of our shareholders in the year 2005. Directors will be elected for one year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5's for the year ending December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2004 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the "Named Executive Officers") whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2004.

                           SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                                                                              OTHER           RESTRICTED SECURITIES        ALL
NAME AND PRINCIPAL                      FISCAL     ANNUAL                     ANNUAL          STOCK     UNDERLYING        OTHER
POSITION                                 YEAR      SALARY       BONUS      COMPENSATION       AWARDS  OPTIONS/SARS(#)  COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
David Goldberg, President,               2003        (1)          (1)       $  42,000           -0-      200,000           (1)(3)
Principal Financial Officer              2004    $  48,000        (1)         Options           -0-          -0-           (1)(3)
And Principal Accounting Officer

Donna Bimbo, President                   2003    $ 120,000(2)     (2)           (2)             -0-      150,000           (2)
Championlyte Beverage, Inc.(2)           2004    $  86,538        (2)           (2)             -0-          -0-           (2)

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

(2) On August 15, 2004, Ms. Bimbo's employment agreement was terminated for non-performance.

Effective April 16, 2003, our wholly owned subsidiary, ChampionLyte Beverages, Inc. entered into a two-year employment agreement with Ms. Bimbo. The employment agreement provided for the following compensation:

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

(3) Mr. Goldberg received 113,888 and 225,000 shares respectively during 2004 and 2003 based on his position as our Chairman of the Board of Directors.

STOCK OPTIONS

The following table sets forth information with respect to stock options granted to our named executive officers during fiscal year 2004:

                        OPTION/SAR GRANTS IN FISCAL 2004
                               (INDIVIDUAL GRANTS)


                        NUMBER OF              % OF TOTAL OPTIONS/SARs
                   SECURITIES UNDERLYING         GRANTED TO EMPLOYEES        EXERCISE        EXPIRATION
NAME               OPTIONs/SARs GRANTED          IN FISCAL YEAR 2004           PRICE            DATE
David Goldberg            400,000                         100%                   (1)       June 30, 2005


(1) The exercise  prices range between $.10 and $.19 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

Name and Address of              Amount and Nature of   Percent of
Beneficial Owner                 Beneficial Ownership   Outstanding Shares(1)
                                 ---------------------  ---------------------
Thad Kaplan                               95,000                  *
David Goldberg                         1,393,638                3.86%
Steven Field                              73,600                  *
Eli Greenstein                           395,000                  *
All Executive Officers and
Directors as a Group                   1,957,238               15.42%
* - Less Than One Percent

(1) Based on 36,106,110  shares issued and  outstanding as of April 20, 2005


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

(2) As of December 31, 2004

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

(2) As of December 31, 2004

SERIES III CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series III       Series III        Common Stock Into
                       Convertible      Convertible       Which Series III
                       Preferred Stock  Preferred Stock   Convertible Preferred
                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
---------------------  ---------------  ---------------   ----------------------
Advantage Fund I, LLC      165,000           100%            165,000


(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of December 31, 2004

SERIES IV CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of        Percent of        Number of Shares of
                       Series II        Series II         Common Stock Into
                       Convertible      Convertible       Which Series II
                       Preferred Stock  Preferred Stock   Convertible Preferred
                       Beneficially     Beneficially      Stock are
Name of Shareholder    Owned(1)         Owned             Convertible(2)
---------------------  ---------------- ----------------  ----------------------
Triple Crown
Consulting, Inc. (3)   100,000           100%              100,000



(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2) As of December 31, 2004

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

In January 2003, we originated a promissory note with the Advantage Fund I, LLC, that has common management with Knightsbridge Holdings, LLC. The note was amended on July 2003 and October 16, 2003 increasing the maximum borrowing amount to $350,000, and $400,000, respectively, and extending the maturity date to December 31, 2004. On October 20, 2003, $200,000 of the promissory note was assigned to Alpha Capital Aktiengesellschaft, a non-related third party. On November 3, 2003, $50,000 of the promissory note was assigned to Gamma Opportunity Partners, L.P., a non-related third party.

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

      14.1  Code of Ethics

      21.1  Subsidiaries of ChampionLyte Holdings, Inc. (1)

(1) Incorporated by reference to Championlyte's SB-2 Registration Statement (SEC File No. 333-105956).

(a) Reports on Form 8-K.

A Form 8-K was filed with the SEC on November 3, 2004 based on Item 8.01, announcing Joseph Butler as Vice President of our subsidiary, Championlyte Beverages, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES AND AUDIT

For our fiscal years ended December 31, 2004, we were billed approximately $40,000 and $53,000 respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

TAX FEES

For our fiscal year ended December 31, 2004, we were billed $2,500, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

We incurred other fees related to services rendered by our principal accountants for the fiscal year ended December 31, 2004 as follows:

Reviews of Form 8-K and Form SB-2 filings and amendments - $9,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   CHAMPIONLYTE HOLDINGS, INC.

                                   By: /s/ David Goldberg
                                       -------------------------------
                                       DAVID GOLDBERG
                                       President, Principal Financial Officer,
                                       Principal Accounting Officer and Chairman
                                       of the Board of Directors

Dated: April 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                         TITLE                                                   DATE
----                         -----                                                   ----
/s/ David Goldberg                                                              April 20, 2005
---------------------------  President, Principal Financial Officer,
     DAVID GOLDBERG          Principal Accounting Officer and Chairman
                             of the Board of Directors

/s/ Steven Field             Director                                           April 20, 2005
---------------------------
    STEVEN FIELD

/s/ Thad Kaplan              Director                                           April 20, 2005
--------------------------
    THAD KAPLAN
