Form 10QSB/A
period 2003-09-30
CHAMPIONLYTE HOLDINGS INC
filed 2005-04-28
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         AMENDMENT NO. 5 TO FORM 10-QSB

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 20, 2005: 36,106,110 shares of common stock outstanding, $0.001 par value.

EXPLANATION OF AMENDED FILING: This amended Form 10-QSB is being filed based on comments received by us from the SEC pursuant to our Form SB-2 filing. The only revision is revising the explanations in our disclosure controls and procedures.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending September 30, 2003, and there were no such control actions taken during the quarterly period ending September 30, 2003.

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

On September 19, 2003, we filed a Form 8-K to disclose that we reacquired the Old Fashioned Syrup Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on April 27, 2005.

                           CHAMPIONLYTE HOLDINGS, INC.





Date: April 27, 2005      By: /s/ David Goldberg
                             --------------------------------
                             David Goldberg
                             CEO, CFO, President and Chairman
                             of the Board of Directors