Form 10KSB/A
period 2003-12-31
CHAMPIONLYTE HOLDINGS INC
filed 2005-04-28
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         AMENDMENT NO. 2 TO FORM 10-KSB

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 29, 2004, WAS: $4,669,228

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 29, 2004 IS: 32,568,374

TRANSFER AGENT AS OF MARCH 29, 2004:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION OF AMENDED FILING: THIS AMENDMENT NO. 2 TO FORM 10-KSB IS BEING FILED TO INCLUDE CHANGES SOLELY TO ITEM 8A, CONTROLS AND PROCEDURES BASED ON CHAMPIONLYTE'S RESPONSE TO COMMENTS RECEIVED IN IT'S FORM SB-2 FILING.

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


ITEM 8A. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

David Goldberg, our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer has concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of a date within 90 days before the filing of this annual report, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officer concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)   Changes in internal controls

David Goldberg, our principal executive officer and principal financial officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarterly period ending December 31, 2003, and there were no such control actions taken during the quarterly period ending December 31, 2003.

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

Dated: April 27, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         TITLE                                                   DATE
                             -----                                                   ----
/s/ David Goldberg                                                              April 27, 2005
---------------------------  President, Principal Financial Officer,
     DAVID GOLDBERG          Principal Accounting Officer and Chairman
                             of the Board of Directors


/s/ Steven Field              Director                                          April 27, 2005
---------------------------
    STEVEN FIELD


/s/ Thad Kaplan               Director                                          April 27, 2005
--------------------------
    THAD KAPLAN
