Form 10QSB
period 2005-03-31
CHAMPIONLYTE HOLDINGS INC
filed 2005-06-10
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                           Commission File No. 0-28223


                     CARGO CONNECTION LOGISTICS HOLDING INC.
        (Exact name of small business issuer as specified in its charter)


            Florida                                               65-0510294
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               600 Bayview Avenue
                             Inwood, New York 11096
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (516) 239-7000
                            (ISSUER TELEPHONE NUMBER)


                           CHAMPIONLYTE HOLDINGS, INC.
                           3450 Park Central Boulevard
                          Pompano Beach, Florida 33064
                            (FORMER NAME AND ADDRESS)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 6, 2005: 211,798,694 shares of common stock outstanding, $0.001 par value.

            CARGO CONNECTION LOGISTICS HOLDING INC. AND SUBSIDIARIES
              (F/K/A CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005

                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash                                                                                        $        131
     Accounts receivable                                                                               15,595
                                                                                                 ------------

         Total assets                                                                            $     15,726
                                                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                                            $    707,013
     Due to officer                                                                                    82,172
     Convertible notes payable                                                                      1,110,672
     Payroll taxes payable                                                                             53,840
     Accrued expenses and other current liabilities                                                   427,080
                                                                                                 ------------
         Total current liabilities                                                                  2,380,777
                                                                                                 ------------

Series II redeemable convertible preferred stock, par value $.01 - authorized
     8,500 shares, 0 shares issued and outstanding (liquidation value $0)                                  --
                                                                                                 ------------

Commitments and contingency

Stockholders' deficiency:
     Series I convertible preferred stock,  par value $1.00 - authorized
          100,000 shares, 0 shares issued and outstanding                                                  --
     Series III convertible preferred stock,  par value $1.00 - authorized
          500,000 shares, 165,000 shares issued and outstanding (liquidated value of $165,000)        165,000
     Series IV convertible preferred stock,  par value $1.00 - authorized
          250,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)          100,000
     Common stock, par value $.001 - authorized 200,000,000 shares,
         51,001,129 shares issued and outstanding                                                      51,001
     Additional paid-in capital                                                                    17,674,866
     Deferred offering costs                                                                         (800,000)
     Accumulated deficit                                                                          (19,555,918)
                                                                                                 ------------
         Total stockholders' deficiency                                                            (2,365,051)
                                                                                                 ------------

         Total liabilities and stockholders' deficiency                                          $     15,726
                                                                                                 ============

                 See notes to consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING INC. AND SUBSIDIARIES
              (F/K/A CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
                                                                 (Unaudited)     (Unaudited)
Net sales                                                       $     64,188    $    237,182

Cost of goods sold                                                    64,325         213,072
                                                                ------------    ------------

Gross profit                                                            (137)         24,110

Selling, general and administrative                                  330,095         581,964
                                                                ------------    ------------

Loss from operations                                                (330,232)       (557,854)

Other income (expenses):
Gain on forgiveness of trade payables                                     --          16,809
Interest and financing expense                                       (86,835)       (262,479)
                                                                ------------    ------------

Other income (expenses), net                                         (86,835)       (245,670)
                                                                ------------    ------------

Net loss from continuing operations before income tax expense       (417,067)       (803,524)
Income tax expense                                                        --              --
                                                                ------------    ------------
Net loss                                                        $   (417,067)   $   (803,524)
                                                                ============    ============

Basic and Diluted Earnings (Loss) Per share                     $      (0.01)   $      (0.03)
                                                                ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                                 51,001,129      31,830,153
                                                                ============    ============

                 See notes to consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING INC. AND SUBSIDIARIES
              (F/K/A CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                               --------------------------------
                                                                                    2005              2004
                                                                               --------------    --------------
                                                                                 (Unaudited)        (Unaudited)
Cash flows from operating activities:
     Net loss                                                                  $     (417,067)   $     (803,524)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
            Depreciation and amortization                                                  --               814
            Amortization of unearned services                                          34,119                --
            Amortization of deferred compensation                                      29,250                --
            Financing costs related to beneficial conversion value                     12,857                --
            Common Stock, options and warrants issued for services
              and financing expenses                                                   41,685           474,855
     Changes in operating assets and liabilities:
        Increase in accounts receivable                                                (6,042)          (64,514)
        Decrease in inventory                                                          57,464            36,079
        Decrease in prepaid expenses                                                       --                25
        Decrease in cash overdraft                                                    (11,277)
        Increase (decrease) in accounts payable                                       124,073           (26,798)
        Increase in accrued expenses and other current liabilities                     51,654            73,594
        (Decrease) increase in payroll taxes payable                                  (20,669)           20,714
                                                                               --------------    --------------
Net cash used in operating activities                                                (103,953)         (288,755)
                                                                               --------------    --------------

Cash flows from financing activities:
     Proceeds from notes payable                                                       30,000           275,406
     Advances from related party                                                       74,084            10,588
                                                                               --------------    --------------
Net cash provided by financing activities                                             104,084           285,994
                                                                               --------------    --------------

Net increase (decrease) in cash                                                           131            (2,761)

Cash, beginning of period                                                                  --             2,761
                                                                               --------------    --------------

Cash, end of period                                                            $          131    $           --
                                                                               ==============    ==============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
     Interest expense                                                          $           --    $           --
                                                                               ==============    ==============
     Income taxes                                                              $           --    $           --
                                                                               ==============    ==============

Noncash activities:
     Issuance of common stock for settlements of amounts due                   $           --    $       21,059
                                                                               ==============    ==============
     Issuance of common stock for services to be provided                      $           --    $       64,691
                                                                               ==============    ==============
     Issuance of options for services to be provided                           $        3,000    $        4,000
                                                                               ==============    ==============
     Conversion of convertible notes payable to common stock - related party   $           --    $       35,000
                                                                               ==============    ==============
     Conversion of convertible notes payable to common stock                   $      170,000    $       12,500
                                                                               ==============    ==============

                 See notes to consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING INC. AND SUBSIDIARIES
              (F/K/A CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                             Series II
                                                                     Common Stock                  Convertible Preferred Stock
                                                           ---------------------------------  -----------------------------------
                                                               Shares            Amount           Shares             Amount
                                                           ----------------   --------------  ---------------   -----------------
Balance December 31, 2004                                        44,421,899   $       44,422                -   $               -

Conversion of convertible notes payable to common stock           4,454,230            4,454

Common stock issued for accrued interest payable and
  financing expenses                                              2,125,000            2,125

Beneficial conversion feature of convertible notes payable

Issuance of options and warrants for services

Amortization of unearned services

Amortization of deferred compensation

Net loss

                                                           ----------------   --------------  ---------------   -----------------
Balance March 31, 2005                                           51,001,129   $       51,001                -   $               -
                                                           ================   ==============  ===============   =================

                                                                    Series III                            Series IV
                                                             Convertible Preferred Stock          Convertible Preferred Stock
                                                           -------------------------------   --------------------------------------
                                                              Shares            Amount            Shares               Amount
                                                           --------------   ---------------  ------------------   -----------------
Balance December 31, 2004                                         165,000   $       165,000             100,000   $         100,000

Conversion of convertible notes payable to common stock

Common stock issued for accrued interest payable and financing expenses

Beneficial conversion feature of convertible notes payable

Issuance of options and warrants for services

Amortization of unearned services

Amortization of deferred compensation

Net loss

                                                           --------------   ---------------  ------------------   -----------------
Balance March 31, 2005                                            165,000   $       165,000             100,000   $         100,000
                                                           ==============   ===============  ==================   =================


                                                                Additional
                                                                 Paid-in              Deferred              Unearned
                                                                 Capital             Compensation           Services
                                                             ----------------    -------------------   -------------------
Balance December 31, 2004                                    $     17,410,588    $           (29,250)  $           (34,119)

Conversion of convertible notes payable to common stock               165,546

Common stock issued for accrued interest payable and
  financing expenses                                                   82,875

Beneficial conversion feature of convertible notes payable             12,857

Issuance of options and warrants for services                           3,000                      -

Amortization of unearned services                                                                                   34,119

Amortization of deferred compensation                                                         29,250

Net loss

                                                             ----------------    -------------------   -------------------
Balance March 31, 2005                                       $     17,674,866    $                 -   $                 -
                                                             ================    ===================   ===================


                                                                   Deferred                                    Total
                                                                  Offering             Accumulated          Stockholders'
                                                                    Costs                Deficit             Deficiency
                                                              ------------------    ------------------    ------------------
Balance December 31, 2004                                     $         (800,000)   $      (19,138,851)   $       (2,282,210)


Conversion of convertible notes payable to common stock                                                              170,000

Common stock issued for accrued interest payable and
  financing expenses                                                                                                  85,000

Beneficial conversion feature of convertible notes payable                                                            12,857

Issuance of options and warrants for services                                                                          3,000

Amortization of unearned services                                                                                     34,119

Amortization of deferred compensation                                                                                 29,250

Net loss                                                                                      (417,067)             (417,067)

                                                              ------------------    ------------------    ------------------
Balance March 31, 2005                                        $         (800,000)   $      (19,555,918)   $       (2,365,051)
                                                              ==================    ==================    ==================

            CARGO CONNECTION LOGISTICS HOLDING INC. AND SUBSIDIARIES
              (F/K/A CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

Up until May 12, 2005, Championlyte Holdings, Inc. (the "Company") marketed sugar-free, calorie-free, sports refresher beverages under the ChampionLyte brand name as well as sugar-free, fat-free, cholesterol-free, flavored syrups through its subsidiary, The Old Fashioned Syrup Company, Inc. ("Old Fashioned"). Both of these products are sold to retailers and food service customers throughout the United States.

On March 25, 2003, the Company created a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products.

On March 17, 2004, the Company created a subsidiary, Be-Lyte Foods, Inc., to engage in the production and sale of low carbohydrate snacks. The subsidiary to date has had no activity.

On May 12, 2005 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange (the "Agreement") between the Company, Cargo Connection Logistics Corp. ("Cargo Connection"), a Delaware corporation, and Mid-Coast Management, Inc. ("Mid-Coast"), an Illinois corporation, the Company purchased all of the outstanding shares of Cargo Connection and Mid-Coast for a total of 70% of the issued and outstanding shares of the Company's common stock. As additional consideration, the Company also issued shares of its preferred stock to Cargo Connection and Mid-Coast which are convertible into shares of the Company's common stock so that in twelve (12) months from the Closing Date, Cargo Connection and Mid-Coast will own a total of eighty (80%) percent of the outstanding shares of the Company at such time. Pursuant to the Agreement, Cargo Connection and Mid-Coast became wholly owned subsidiaries of the Company. The acquisition was approved by the unanimous consent of our Board of Directors on May 12, 2005. On May 23, 2005, the Company changed its name to Cargo Connection Logistics Holding Inc.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of

March 31, 2005 and the results of the operations, changes in stockholders' deficiency and cash flows for the three months ended March 31, 2005. The results for the three months ended March 31 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 as included in the Company's report on Form 10-KSB filed on April 22, 2005.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At March 31, 2005, the Company's accumulated deficit was $19,555,918 and its working capital deficiency was $2,365,051. In addition, the Company has had losses from operations of $2,034,304 and $2,898,192 for the years ended December 31, 2004 and 2003, respectively, and as a result, the auditor's report in the December 31, 2004 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

On May 12, 2005, the Company made a determination to redirect the business from beverage production and distribution to transportation and logistics. This was the result of an acquisition as more fully described in Note 12. The change in business operations along with the financing agreement in place (as described in Note 12) should allow for the future growth potential. In addition, management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate its working capital deficiency.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes at March 31, 2005, consist of promissory notes to four entities. Some of the owners of the entities are also shareholders of the Company. A note exists with Advantage Fund, LLC ("Advantage") which was originated in January 2003. Advantage, is the holder of a Series A Convertible Note from the Company which has been amended at various times from January 7, 2003 to March 2004. In August 2004 Advantage, sold a total of $400,000 worth of such convertible note to Cornell Capital Partners, LLP ("Cornell". The Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The convertible notes matured in December 2004 and as of March 31, 2005 are in default. The Company has not been notified of any actions related to this default from Advantage or Cornell.

During the three months ended March 31, 2005, Advantage funded the Company and the note increased by $30,000. During the quarter ended March 31, 2005, Cornell elected to convert $10,000 of its promissory notes into 332,226 shares of the Company's common stock.

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $225,000 assigned to them. The notes matured on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2005, Gamma converted $25,000 of its note into 747,044 shares of the Company's common stock. As of March 31, 2005 the promissory note is in default. The Company has not been notified of any action related to this default by either Alpha or Gamma.

Pursuant to the terms of the notes, The Company entered into a Security Agreement with a collateral agent, on behalf of Advantage, Cornell Alpha and Gamma the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures.

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

At March 31, 2005, amounts owed to Advantage aggregated $500,002, Cornell aggregated $358,169, Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $202,500. Accrued interest of $58,166, $16,224, $18,782, and $2,708 are due to Advantage, Cornell, Alpha and Gamma, and Triple Crown Consulting, Inc. respectively, and is included in accrued expenses in the accompanying consolidated balance sheet.

The beneficial conversion feature of the above convertible notes for three months ended March 31, 2005 amounted to $12,857 and is included in interest and financing expense in the accompanying consolidated statements of operations.

A note with Latitude Assets Investments Corp., a related party, for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned. The note matured on October 14, 2004 but was subsequently extended until January 15, 2005 and beared interest at a rate of 6.0% per year. In January 2005 the Company issued 5,500,000 shares of common stock valued at $220,000 to Latitude for settlement of the $135,000 convertible note, $46,315 of accrued interest payable and $38,685 of financing penalties.

NOTE 7 - FACTORING

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

At March 31, 2005, no amounts were due to the financial services company.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2005:

                         Compensation          $128,755
                         Interest                95,881
                         Directors Fees          72,300
                         Royalties               31,875
                         Other                   98,269
                                               --------
                                               $427,080
                                               ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

                                OPERATING LEASES

In November 2003, the Company entered into a new lease agreement and relocated their office space. The Agreement required rental payments of $2,000 per month beginning November 2003 for a period of one year. Total rent expense for the three months ended March 31, 2005 and 2004 were $6,000 and $6,150 respectively.In March 2005, the Company was moved from this office space and is currently seeking temporary office space.

                                LACK OF INSURANCE

The Company has not maintained any workman's compensation and disability insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist. The Company currently does not have product liability insurance. Although the Company is not aware of any claims resulting from periods of non-coverage, there is no assurance that none exist.

                                  PAYROLL TAXES

As of March 31, 2005 the Company owes approximately $53,840 of delinquent payroll taxes and related estimated penalties and interest. In April, 2005 the Company's President loaned the Company funds to settle its delinquent payroll tax liabilities.

                          CONCENTRATION OF CREDIT RISK

For the quarter ended March 31, 2005, the Company had one customer whose sales represented 66% of the Company's net sales. The same customer accounted for more than 57% of the Company's accounts receivable at March 31, 2005. During the three months ended March 31, 2005, all sales generated by the Company were from customers located within the United States and all assets held by the Company were located within the United States.

                                   SETTLEMENTS

Various vendors, consultants and professionals have filed actions against the Company. The unsettled claims aggregate approximately $250,744. The Company has included approximately $250,744 in accounts payable at March 31, 2005 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessment. During the year quarter ended March 31, 2005, the Company made cash payments of approximately $3,540 in settlement of certain actions.

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

Royalties owed as of March 31, 2005 of $31,875 are included in accrued expenses in the accompanying consolidated balance sheet. In April, 2005 the Company received notification it was in breach of the agreement and had 30 days to rectify its default or the agreement will be terminated. The Company has not responded to the notification request at this time.

In addition to the aforementioned, the Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

NOTE 10 - STOCKHOLDERS' DEFICIENCY

                               MARKETING AGREEMENT

                         ISSUANCE OF STOCK FOR SERVICES

In January 2003, the Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company. This financial advisory firm has common management with the current Series II Preferred stockholders in that some of the members of the financial advisory firm are also holders of the Series II Preferred Shares. The agreement is currently automatically renewing on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement may have fees due and payable to the financial advisory firm. The terms of the agreement call for, a monthly payment of $10,000 per month to the financial advisory firm for management fees, which at its discretion may accept shares of discounted registered stock in lieu of cash, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to the Company and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by the Company. During the three months ended March 31, 2005 and 2004, the financial advisory firm has been paid $30,000 for its management fees.

In April 2003, the Company contracted the services of a consultant in order to facilitate the introduction of professional athletes to the Company in order for the athletes to act as spokespeople and sponsors for the Company's products. The term of the agreement is for a period of twelve months. In consideration for the consultant's services, the Company has issued warrants to purchase 150,000 shares of the Company's common stock with an exercise price of $0.12 per share, which expire two years from the date of issuance. The fair value of the warrants using the Black-Scholes Option Pricing Model was $19,500 and is being amortized to consulting expense over the term of the agreement. Additionally, the consultant shall receive 10% of any compensation given to spokespersons or sponsors that were introduced to the Company through the consultant to be paid in the same form as payment is made to the spokesperson/sponsor. In May 2003, the consultant introduced the Company to three professional athletes with whom the Company entered into agreements with (see below). The consultant received 15,000 shares of the Company's common stock as compensation for the introductions in accordance with the above described agreement, valued at $3,450. As of December 31, 2003, the consultant is owed an additional 15,000 shares of the Company's common stock. The additional shares owed, valued at $2,850, are included in accrued expenses in the accompanying consolidated balance sheet. During the quarter ended March 31, 2005, the Company expensed $0 related to the agreement.

In April 2003, the Company's Board of Directors passed a resolution to compensate its directors and a certain officer 150,000 shares of the common stock on a quarterly basis. In February 2004, this was amended to 175,000 shares of the Company's common stock to reflect the addition of a new member to the Company's Board of Directors. The Board of Directors also includes the President of the Company. During the quarter ended March 31, 2005,the Company issued no shares of its common stock as compensation for services provided by its directors and the officer. As of March 31, 2005, the directors and officer are owed an additional 875,000 shares of the Company's common stock. The additional shares owed, valued at $72,300, are included in accrued expenses in the accompanying consolidated balance sheet. The Company expensed $_4,050 related to these issuances during the three months ended March 31, 2005..

In May 2003, the Company entered into agreements with three professional athletes to provide endorsement services to the Company. The terms of the agreements are for a period of one year. As consideration for the future services, each party received 50,000 shares of the Company's common stock valued at $11,500 for each party. As of March 31, 2005, each party is owed an additional shares of the Company's common stock. The additional shares owed, valued at $9,500 for each party, are included in accrued expenses in the accompanying consolidated balance sheet. During the three months ended March 31, 2005 and 2004 the Company expensed $0 and $14,250, respectively, related to these agreements.

In January 2004, the Company entered into an agreement wherein the Company agreed to issue 200,000 shares of the Company's common stock at a market value of $37,000 for legal services provided and to be provided. As of March 31 2005 the Company expensed the remaining balance of $13,119 related to this agreement.

In May 2004, the Company issued 200,000 shares of its common stock valued at $42,000 in accordance with its agreement with a director as an additional incentive to become a director. The term of his directorship began January 1, 2004 and is for a 24-month term. The Director resigned on March 31, 2005. During the three months ended March 31, 2005 the Company has expensed the remaining balance of $21,000 for services rendered.

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

                   ISSUANCE OF STOCK RELATED TO CAPITAL RAISE

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at it's discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company requests advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of common stock of the Company for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of it's common stock valued at $790,000 to Cornell as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering costs on the consolidated balance sheet at December 31, 2004. In April 2005, the Company and Cornell agreed to terminate this agreement and all related shares of common stock are to be returned to the Company. In May 2005 the 8,315,789 shares of common stock issued to Cornell were returned and cancelled. The Company has requested but, has not received the 105,263 shares of common stock issued to Newbridge Securities.

                           CONVERSION OF NOTES PAYABLE

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

                                  LEGAL MATTERS UPDATE

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

NOTE 11 - RELATED PARTY TRANSACTIONS

                             GRANT OF STOCK OPTIONS

During the quarter ended March 31, 2005, the President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock which are exercisable at $0.03 per share. The employment agreement entitles the President, as long as he is employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options will have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. During the three months ended March 31, 2005 the fair value of the options using the Black-Scholes Option Pricing Model was $3,000 and is being amortized to compensation expense over the term of the employment agreement of which, during the three months ended March 31, 2005 and 2004, the Company expensed $3,000 and $4,000 related to these options.

During the three months ended March 31, 2005, the President of the Company was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock at an exercise price of $.03 per share. In addition, the President was previously granted options to purchase 400,000 shares of the Company's common stock, each option is separated in 100,000 increments and are exercisable at $.19, $.14, $.10 and $.12 per share. The options become fully exercisable on the date of grant. The fair value of the options using the Black-Scholes Option Pricing Model was $86,000 and was being amortized to compensation expense over the term of the employment agreement. During the three months ended March 31, 2005, the Company expensed the remaining balance of $26,324 related to these options.

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

During the three months ended March 31, 2005 and 2004 the Company issued 0 and 63,888 shares of common stock, respectively, related to the agreement and at March 31, 2005, the President is owed 785,413 shares of common stock valued at $47,000 for compensation, which is included in accrued expenses in the accompanying consolidated balance sheet. In May 2005 the president resigned from the Company.

NOTE 12 - SUBSEQUENT EVENTS

On April 22, 2005, the Company executed a convertible debenture in the principal amount of $86,790 in favor of the Company's President at such time (and presently its former officer and director). The principal of the convertible debenture represented amounts advanced by the President to the Company. The convertible debenture has a 3 year term with an interest rate of 8% per annum. The Company has an option on the 3 year anniversary of the debenture to pay the debenture in full or convert into Company shares of common stock. Prior to this time, the President, as the holder, has the option to convert the principal of this convertible debenture which was equal to the lesser of 150% of the closing bid price of the Company's common stock on April 22, 2005 or 50% of the closing bid price of the Company's common stock for the 5 trading days immediately prior to conversion. The Company has the right to redeem the convertible debenture at any time, with 3 days advance written notice at 130% of the principal and accrued interest.

On May 12, 2005 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange (the "Agreement") between the Company, Cargo Connection Logistics Corp. ("Cargo Connection"), a Delaware corporation, and Mid-Coast Management, Inc. ("Mid-Coast"), an Illinois corporation, the Company purchased all of the outstanding shares of Cargo Connection and Mid-Coast for a total of 70% of the issued and outstanding shares of the Company's common stock. To date, they have received, in the aggregate, 107,580,923, shares of the Company's common stock. However, this issuance did not result in such parties receiving 70% of the Company's issued and outstanding shares of common stock. Therefore, to date, such parties, in the aggregate are owed an additional 132,018,204 shares of the Company's common stock. In addition, the agreement calls for the issuance of shares of the Company's preferred stock to both parties which will be convertible into shares of the Company's common stock so that in 12 months from the closing date of May 12, 2005, both parties shall own, in the aggregate, 80% of outstanding shares of the Company's common stock.

Pursuant to the Agreement, Cargo Connection and Mid-Coast became wholly owned subsidiaries of the Company. The acquisition was approved by the unanimous consent of our Board of Directors on May 12, 2005.

On May 12, 2005, the Company completed a financing agreement for $1,000,000 with Highgate House Funds, Ltd. (the "Investor"). Under the agreement the Company issued a $1,000,000 secured convertible debenture with a 10% interest rate to the Investor. The debenture is convertible into common shares of the Company at a conversion price of $0.01 per share. The Company simultaneously issued to the Investor a Warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $0.001. The Company is committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions for the Company should the filing not become effective within 120 days of filing. Pursuant to this financing, we issued 50,000,000 restricted shares to the Investor. Such shares are being held in escrow in accordance with an escrow agreement that we signed with the Investor.

David Goldberg resigned as the Company's President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors; and Thad Kaplan and Steven Field resigned as members of the Board of Directors, effective May 12, 2005.

In May 2005, Triple Crown Consulting, Inc. converted 25,000 shares of the Company's Series IV Convertible Preferred Stock into 10,000,000 shares of the Company's common stock. In addition, Triple Crown Consulting, Inc. converted a $50,000 Convertible Note into the Company's Series IV Preferred Stock. The conversion price of the Company's Series IV Convertible Preferred Stock was reduced from a 30% discount to a 50% discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Revenues from operations for the three months ended March 31, 2005 were $64,188, compared to $237,182 for the three months ended March 31, 2004. The decrease in sales was due to our lack of financing and the inability to produce product, the Company was unable to obtain any additional financing and was unable to produce or market any of its products. The Company sold its remaining inventory to a mass wholesaler at a reduced price in order to generate cash flow.

Our gross profit margin was 8% for the three ended March 31, 2005 compared to 10% for the three months ended March 31, 2004. We shipped only limited products for the three months ended March 31, 2005 due to our lack of financing as described above.

Selling, general and administrative expenses decreased to $330,095 for the three months March 31, 2005 from $581,964for the three months ended March 31, 2004. The decrease in selling, general and administrative expenses is primarily the result of decreased consulting and professional fees and of a reduction in payroll expenses as the Company had limited funds available.

The net result of these efforts was to decrease the loss from operations before other income (expense)of $330,232 for the three months ended March 31, 2005 from a loss of $557,854 for the three months ended March 31, 2004.

Gain on forgiveness of trade payables amounted to $0 for the three months ended March 31, 2005, compared to $16,809 for the three months ended March 31, 2004. This relates to several trade payables that were settled for reduced amounts then had been previously recorded. We are still in negotiations with other vendor's in attempts to settle our payables.

Interest and financing expense amounted to $86,835 for the three months ended March 31, 2005 versus $262,479 for the three months ended March 31, 2004. Included in interest expense for the three months ended March 31, 2005 is $12,857 related to the beneficial conversion feature of the convertible promissory notes entered into by us and $60,919 in interest and financing expenses related to various notes payable.

The net effect is a net loss for the three months ended March 31, 2005 of $417,067 compared to a net loss of $803,524 for the three months ended March 31, 2004.

Basic and diluted loss per share available to common shareholders was $(.01) for the three months ended March 31, 2005 compared to $(.03) for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash at March 31, 2005 was $131. We received financing through notes payable of $30,000. Convertible notes at March 31, 2005, consist of promissory notes to an investment fund, Advantage Fund I, LLC, and three investment companies Alpha Capital AG, Gamma Opportunity Capital Partners, L.P., and Cornell Capital Partners, LLP. Some of the owners of the investment fund are also shareholders of the Company. The notes with the investment fund Advantage Fund I, LLC were for funds to be disbursed to satisfy our obligations as needed.

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

The Company has promissory notes with two unrelated third parties, Alpha Capital AG ("Alpha") and Gamma Opportunity Capital Partners, L.P. ("Gamma") representing the $250,000 assigned to them. The notes mature on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the quarter ended March 31, 2004, Gamma exercised the conversion of $25,000 of its note for 332,226 shares of the Company's common stock.

At March 31, 2005, amounts owed to Advantage aggregated $500,002, Cornell Capital aggregated $358,169, Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $205,500. Accrued interest of $58,166, $16,224, $18,782 and $2,708 due to Advantage, Cornell Capital, Alpha and Gamma, and Triple Crown Consulting, Inc. respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

At March 31, 2005 no amounts were due to the financial services company, Churchill Investments, Inc. At this time, the Old Fashioned Syrup Company and us each have $500,000 available based on the above facilities.

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

FUTURE OUTLOOK

On April 22, 2005, we executed a convertible debenture in the principal amount of $86,790 in favor of David Goldberg, our officer and director at such time (and presently our former officer and director). The principal of the convertible debenture represented amounts advanced by Mr. Goldberg to us. The convertible debenture has a 3 year term with an interest rate of 8% per annum. We have an option on the 3 year anniversary of the debenture to pay the debenture in full or convert into our shares of common stock. Prior to this time, Mr. Goldberg, the holder, has the option to convert the principal of this convertible debenture which was equal to the lesser of 150% of the closing bid price of our common stock on April 22, 2005 or 50% of the closing bid price of our common stock for the 5 trading days immediately prior to conversion. We have the right to redeem the convertible debenture at any time, with 3 days advance written notice at 130% of the principal and accrued interest.

On May 12, 2005, we completed a purchase of an all stock transaction for Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. The reason for the transaction was to bring a new direction for us and our shareholders. We had tried restructuring our subsidiaries to better position ourself and focus on the distribution of the ChampionLyte product. Unfortunately, the continuance in the beverage business is becoming impossible with the costs for production and distribution of additional product into the marketplace. Under funding and the need for additional working capital has forced us to cease operations of the ChampionLyte subsidiary and look for other sources for our shareholder value. ChampionLyte Beverage, Inc., Be-Lyte Foods, Inc. and Old Fashioned Syrup Co., Inc. will become discontinued operations and will be reflected as such as of the end of the 2nd quarter of 2005. Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. should have received 70% of our issued and outstanding common stock. To date, they have received, in the aggregate, 107,580,923 shares of our common stock. However, this issuance did not result in such parties receiving 70% of our issued and outstanding shares of common stock. Therefore, to date, such parties, in the aggregate are owed an additional 132,018,204 shares of our common stock. In addition, the agreement calls for the issuance of shares of our preferred stock to both parties which will be convertible into shares of our common stock so that in 12 months from the closing date of May 12, 2005, both parties shall own, in the aggregate, 80% of our outstanding shares of common stock.



On May 23, 2005, we changed our name to Cargo Connection Logistics Holding Inc.

Our entry into the transportation/logistics arena with the merger of Cargo Connection and Mid-Coast provide us with the ability to return to shareholders the opportunity of a viable business that is poised for growth with the proper resources. We have received funding of $1,000,000 that will be used for both working capital for Cargo Connection Logistics Corp. and to liquidate part of our current outstanding debt. In addition, we will actively be pursuing the sale of the primary assets of ChampionLyte Beverages, Inc.

Cargo Connection Logistics Corp. is headquartered adjacent to JFK International Airport. They are a transportation logistics provider for shipments importing into and exporting out of the United States, especially through the gateways of Chicago, Illinois; JFK, New York; Miami, Florida and Atlanta, Georgia with service areas throughout the United States and North America.

Mid-Coast Management, Inc. is a container freight station operation that is specifically designed to handle internationally arriving freight for Mast Industries the major supplier to Limited Brands -- a multi-brand specialty retailer -- as well as many other fashion brands. Since its inception, Mid-Coast has developed relationships with many other retailers and works with freight forwarders from around the world.

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

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of March 31, 2005 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is
      (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

      Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending March 31, 2005, and there were no such control actions taken during the quarterly period ending March 31, 2005.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings.

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

Atico International USA, Inc. ("Atico") claims that we owe it a total of approximately at least $160,873.68 pursuant to an agreement dated February 27, 2002. We believe that we may have counterclaims that are capable of assertion against Atico which may operate as a set off to the claims of Atico. Although litigation has been threatened by Atico, we have been engaged with Atico in good faith settlement negotiations since in or about September 2003. Due to the uncertainty, risks, and costs associated with a possible contentious litigation proceeding, we are currently attempting to amicably resolve this dispute with Atico in a share amount equivalent to a value of approximately $90,000. No definitive settlement agreement has been reached with Atico at this time.

On October 16, 2003, Wainwright, Inc. ("Wainwright") obtained a Final Judgment for $24,000 against us in Wainwright, Inc. v. ChampionLyte Products, Inc. f/k/a Meridian USA Holdings, Inc., Case No. CA 03-01995 AD (Fla. Cir. Ct., Palm Beach County). We have engaged in good faith settlement negotiations with Wainwright in an attempt to compromise the Final Judgment. We settled the case for $15,000 payable in monthly installments commencing on May 31, 2004 with the final payment made on January 31, 2005. We have requested that Wainwright file a Satisfaction of Judgment with the Circuit Court.

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

In January 2004, the Senior Vice President of Championlyte beverages Inc., our wholly owned subsidiary was terminated. Subsequently, her legal counsel submitted a letter to us stating that she is owed $140,000 for the remainder of the term of her employment agreement which was alleged to be an additional two years. We believe believe the employment agreement is terminable at will by either party and have offered to settle this matter for two months base salary. To date, we have not settled this matter.

Item 2. Changes in Securities.

On January 6, 2005, we issued 747,044 shares of our common stock to Gamma Opportunity Capital Partners LP based on the conversion of $25,000 of a convertible promissory note. The issuance was valued at $25,000 or $.033467 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Gamma Opportunity Capital Partners LP was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Gamma Opportunity Capital Partners LP had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On January 14, 2005, we issued 1,300,000 shares of our common stock to Cervelle Group LLC based on a settlement agreement with Latitude Asset Investment Corp. The issuance was valued at $52,000 or $.04 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Cervelle Group LLC was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in
Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Cervelle Group LLC had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On January 14, 2005, we issued 1,700,000 shares of our common stock to Siani North based on based on a settlement agreement with Latitude Asset Investment Corp. The issuance was valued at $68,000 or $.04 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Siani North was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in
Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Siani North had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On January 14, 2005, we issued 1,000,000 shares of our common stock to Triple Crown Consulting based on based on a settlement agreement with Latitude Asset Investment Corp. The issuance was valued at $40,000 or $.04 per share. Our shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Triple Crown Consulting was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Triple Crown Consulting had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On January 14, 2005, we issued 1,500,000 shares of our common stock to Knightsbridge Holdings LLC based on based on a settlement agreement with Latitude Asset Investment Corp. The issuance was valued at $60,000 or $.04 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Knightsbridge Holdings LLC was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Knightsbridge Holdings LLC had the necessary investment intent as required by
Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On January 24, 2005, we issued 332,226 shares of our common stock to Cornell Capital Partners LP based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.03 per share. Our shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Cornell Capital Partners LP was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Cornell Capital Partners LP had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3. Defaults Upon Senior
        Securities.             Not Applicable

Item 4. Submission of Matters
        to a Vote of Security
        Holders.                None

Item 5. Other Information.      None

Item 6. Exhibits and Reports
        of Form 8-K.

a.    Exhibits

31.1 Certification of Jesse Dobrinsky, CEO and President

31.2 Certification of Scott Goodman, Secretary, CFO and COO

32.1 Certification of Jesse Dobrinsky, CEO and President

32.2 Certification of Scott Goodman, Secretary, CFO and COO

b.    Reports on Form 8-K


On January 25, 2005, a Form 8-K, Items 8.01 and 9.01 was filed to announce that we had engaged Knightsbridge Capital to assist us in exploring options to either sell one of our subsidiaries or undertake a merger or acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on June 8, 2005.

                                    CARGO CONNECTION LOGISTICS HOLDING INC.

Date:  June 10, 2005                By:/s/ Jesse Dobrinsky
                                       ----------------------------
                                       JESSE DOBRINSKY
                                       CEO and President