Form 10KSB/A
period 2004-12-31
Cargo Connections
filed 2005-07-06
CIK 1093819

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 20, 2005, WAS:
$751,275

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 20, 2005 IS: 36,106,110

TRANSFER AGENT AS OF APRIL 20, 2005:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION OF AMENDED FILING: THIS AMENDMENT NO. 1 TO FORM 10-KSB IS BEING FILED TO INCLUDE CHANGES SOLELY TO ITEM 8A, CONTROLS AND PROCEDURES BASED ON CHAMPIONLYTE'S RESPONSE TO COMMENTS RECEIVED IN ITS FORM SB-2 FILING.

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

Historical book value of net assets acquired $ 77,196 Excess of the purchase price over the fair value of the net assets 133,421
$210,617

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

David Goldberg, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by thisreport (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

                           CHAMPIONLYTE HOLDINGS, INC.





                                   By: /s/ David Goldberg(1)
                                       -------------------------------
                                       DAVID GOLDBERG
                                       President, Principal Financial Officer,
                                       Principal Accounting Officer and Chairman
                                       of the Board of Directors

Dated: July 6, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                         TITLE                                                   DATE
----                         -----                                                   ----
/s/ David Goldberg(2)                                                              July 6, 2005
---------------------------  President, Principal Financial Officer,
     DAVID GOLDBERG          Principal Accounting Officer and Chairman
                             of the Board of Directors

/s/ Steven Field(3)          Director                                              July 6, 2005
---------------------------
    STEVEN FIELD

/s/ Thad Kaplan(4)           Director                                              July 6, 2005
--------------------------
    THAD KAPLAN