Form 10KSB/A
period 2003-12-31
Cargo Connections
filed 2005-07-07
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         AMENDMENT NO. 3 TO FORM 10-KSB

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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 29, 2004, WAS:
$4,669,228

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 29, 2004 IS: 32,568,374

TRANSFER AGENT AS OF MARCH 29, 2004:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION OF AMENDED FILING: THIS AMENDMENT NO. 3 TO FORM 10-KSB IS BEING FILED TO INCLUDE CHANGES SOLELY TO ITEM 8A, CONTROLS AND PROCEDURES BASED ON CHAMPIONLYTE'S RESPONSE TO COMMENTS RECEIVED IN ITS FORM SB-2 FILING.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

David Goldberg, our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer has concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officer concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

                           CHAMPIONLYTE HOLDINGS, INC.

                        By: /s/ David Goldberg(1)
                            -----------------------------------
                            DAVID GOLDBERG
                            President, Principal Financial Officer,
                            Principal Accounting Officer and Chairman
                            of the Board of Directors

Dated: May 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         TITLE                                                   DATE
                             -----                                                   ----
/s/ David Goldberg(2)                                                              May 24, 2005
---------------------------  President, Principal Financial Officer,
     DAVID GOLDBERG          Principal Accounting Officer and Chairman
                             of the Board of Directors

/s/ Steven Field(3)              Director                                          May 24, 2005
---------------------------
    STEVEN FIELD

/s/ Thad Kaplan(4)               Director                                          May 24, 2005
--------------------------
    THAD KAPLAN

----------
(1) Effective May 12, 2005. David Goldberg resigned as President, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors.

(2) Effective May 12, 2005. David Goldberg resigned as President, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors.

(3) Effective May 12, 2005, Steven Field resigned as Director.

(4) Effective May 12, 2005, Thad Kaplan resigned as Director.