Form 10QSB
period 2005-06-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2005-08-22
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                           Commission File No. 0-28223

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                       (f/k/a CHAMPIONLYTE HOLDINGS, INC.)
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

Yes |X|     No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2005: 496,820,360 shares of common stock outstanding, $0.001 par value.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                        f/k/a Championlyte Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (UNAUDITED)

                                     ASSETS
Current Assets
  Cash                                                                                     $     8,220
  Escrow held by factor                                                                         99,406
  Escrow held by attorney                                                                       14,276
  Accounts receivable, net                                                                     984,950
  Due from factor                                                                              353,405
  Prepaid expenses                                                                              90,359
                                                                                           -----------
Total current assets                                                                         1,550,616
                                                                                           -----------

Property and equipment, net                                                                    535,109
Due from officers                                                                               36,780
Due from related parties                                                                        39,310
Due from employees                                                                               1,714
Security deposits                                                                               88,881
Deferred financing costs                                                                       127,498
Other assets                                                                                       740
                                                                                           -----------
Total Assets                                                                               $ 2,380,648
                                                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued expenses                                                    $ 3,565,677
  Convertible notes payable                                                                    844,455
  Current portion of notes payable                                                             181,367
  Current portion of capital leases payable                                                     53,585
  Note payable - factor                                                                        209,995
  Due to related parties                                                                       458,274
  Payroll taxes payable                                                                            782
  Due to officers                                                                              203,906
  Due to others                                                                                136,885
  Security deposits and escrowed funds                                                          36,582
                                                                                           -----------
Total current liabilities                                                                    5,691,508
                                                                                           -----------

Long term portion of capital leases payable                                                     58,878
Long term portion of notes payable                                                              66,986
Deferred rent                                                                                  354,837
Secured debenture                                                                              120,452
                                                                                           -----------
          Total Liabilities                                                                  6,292,661
                                                                                           -----------

Commitments and contingencies

Stockholders' Deficiency
  Series III convertible preferred stock,  par value $1.00 - authorized
    500,000 shares, 165,000 shares issued and outstanding (liquidated value of $165,000)       165,000
  Series IV convertible preferred stock,  par value $1.00 - authorized
    250,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)         125,000
  Common stock, par value $.001 - authorized 750,000,000 shares,
    296,941,898 shares issued and outstanding                                                  296,941
  Additional paid in capital                                                                 1,210,140
  Accumulated deficit                                                                       (5,709,094)
                                                                                           -----------
          Total Stockholders' Deficiency                                                    (3,912,013)
                                                                                           -----------
Total Liabilities and Stockholders' Deficiency                                             $ 2,380,648
                                                                                           ===========

                 See notes to consolidated financial statements.

            Cargo Connection Logistics Holding, Inc. And Subsidaries
                       f/k/a/ Championlyte Holdings, Inc.
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 2005 and 2004
                                  (UNAUDITED)

                                                   Six Months Ended       Six Months Ended
                                                     June 30, 2005         June 30, 2004
                                                     ------------          ------------
Operating revenue:
  Direct revenue                                     $  6,758,987          $  8,305,607
                                                     ------------          ------------
      Total operating revenue                           6,758,987             8,305,607
                                                     ------------          ------------

  Direct operating expenses                             4,776,553             4,977,671
                                                     ------------          ------------

Gross profit                                            1,982,434             3,327,936
                                                     ------------          ------------

Indirect operating expenses:
  Selling                                                 173,521               121,832
  General and administrative                            3,152,857             3,236,182
                                                     ------------          ------------
      Total indirect operating expenses                 3,326,378             3,358,014
                                                     ------------          ------------

Loss from continuing operation before other income
 (expense)                                             (1,343,944)              (30,078)
                                                     ------------          ------------

Other income (expense)
  Interest income                                             171                   200
  Interest expense                                       (176,530)              (96,698)
  Management fee                                               --                 1,305
  Rental income                                            82,200                28,430
  Commission income                                            --                 2,437
  Gain on sale of asset                                        --                25,000
  Financing Expenses                                     (361,562)                   --
  Other income (expenses)                                  (1,183)               18,647
                                                     ------------          ------------
      Total other income (expense)                       (456,904)              (20,679)
                                                     ------------          ------------

Net loss                                             $ (1,800,848)         $    (50,757)
                                                     ============          ============

Net loss per share                                   $      (0.02)         $      (0.00)
                                                     ============          ============

Weighted average number of common shares used
  in the net loss per share calculation                88,722,649            19,824,491
                                                     ============          ============

                 See notes to consolidated financial statements.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                        f/k/a Championlyte Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                          Three Months Ended    Three Months Ended
                                              06/30/2005            06/30/2004
                                          ------------------    ------------------
Operating revenue:
  Direct revenue                                   3,376,227             4,209,707
                                          ------------------    ------------------
      Total operating revenue                      3,376,227             4,209,707
                                          ------------------    ------------------

Direct operating expenses                          2,561,660             2,591,639

Gross profit                                         814,567             1,618,068
                                          ------------------    ------------------

Indirect operating expenses:
  Selling                                             79,334                59,817
  General and administrative                       1,683,192             1,690,007
                                          ------------------    ------------------
      Total indirect operating expenses            1,762,526             1,749,824
                                          ------------------    ------------------

Loss from continuing operation before
  other income (expense)                            (947,959)             (131,756)
                                          ------------------    ------------------

Other income (expense)
  Interest income                                        151                   132
  Interest expense                                   (86,780)              (41,639)
  Management fee                                          --                 1,305
  Rental income                                       42,850                18,980
  Commission income                                       --                 1,547
  Gain on sale of asset                                   --                16,500
  Other income                                       (25,564)               15,885
                                          ------------------    ------------------
      Total other income (expense)                   (69,343)               12,710
                                          ------------------    ------------------

Net loss                                          (1,017,302)             (119,046)
                                          ==================    ==================

                 See notes to consolidated financial statements.

                CARGO CONNECTION HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                            Series III               Series IV
                                                                                            Convertible             Convertible
                                                                   Common Stock           Preferred Stock         Preferred Stock
                                                             -----------------------    --------------------   --------------------
                                                               Shares        Amount      Shares      Amount     Shares      Amount
                                                            -----------    ---------    -------    ---------   -------    ---------
Balance December 31, 2004                                    44,421,899    $  44,422    165,000    $ 165,000   100,000    $ 100,000

Conversions of convertible notes payable to common stock     11,236,661       11,236         --           --        --           --

Amortization of deferred compensation                                --           --         --           --        --           --

Amortization of unearned services                                    --           --         --           --        --           --

Beneficial conversion features of convertible notes payable          --           --         --           --        --           --

Issuance of options for services                                     --           --         --           --        --           --

Conversion of convertible notes payable to preferred stock           --           --         --           --    50,000       50,000

Conversion of preferred stock to common stock                10,000,000       10,000         --           --   (25,000)     (25,000)

Recapitalization in connection with reverse acquisition of
Championlyte Holdings, Inc.                                 239,599,127      239,599         --           --        --           --

Cancellation of shares issued to Cornell Capital             (8,315,789)      (8,316)        --           --        --           --

Issuance of warrants for financing                                   --           --         --           --        --           --

Net loss at June 30, 2005                                            --           --         --           --        --           --

                                                            -----------    ---------    -------    ---------   -------    ---------
Balance June 30, 2005                                       296,941,898    $ 296,941    165,000    $ 165,000   125,000    $ 125,000
                                                            ===========    =========    =======    =========   =======    =========



                                                             Additional                                 Deferred
                                                              Paid-in        Deferred     Unearned      Offering       Accumulated
                                                              Capital      Compensation   Services       Costs           Deficit
                                                            ------------    ---------    ---------    ----------       ----------
Balance December 31, 2004                                   $ 17,410,588    $ (29,250)   $ (34,120)   $ (800,000)     (19,138,851)

Conversions of convertible notes payable to common stock         319,764           --           --            --               --

Amortization of deferred compensation                                 --       19,191           --            --               --

Amortization of unearned services                                     --           --        5,250

Beneficial conversion features of convertible notes payable    1,144,681           --           --            --               --

Issuance of options for services                                   3,000       (3,000)          --            --               --

Conversion of convertible notes payable to preferred stock            --           --           --            --               --

Conversion of preferred stock to common stock                     15,000           --           --            --               --

Recapitalization in connection with reverse acquisition of
Championlyte Holdings, Inc.                                  (16,908,109)      13,059       28,870        10,000       15,230,605

Cancellation of shares issued to Cornell Capital                (781,684)          --           --       790,000               --

Issuance of warrants for financing                                 6,900           --           --            --               --

Net loss at June 30, 2005                                             --           --           --            --       (1,800,848)

                                                            ------------    ---------    ---------    ----------       ----------
Balance June 30, 2005                                       $  1,210,140    $      --    $      --    $       --       (5,709,094)
                                                            ============    =========    =========    ==========       ==========



                                                                 Total
                                                             Stockholders'
                                                              Deficiency
                                                             ------------
Balance December 31, 2004                                    $ (2,282,211)

Conversions of convertible notes payable to common stock          331,000

Amortization of deferred compensation                              19,191

Amortization of unearned services                                   5,250

Beneficial conversion features of convertible notes payable     1,144,681

Issuance of options for services                                       --

Conversion of convertible notes payable to preferred stock         50,000

Conversion of preferred stock to common stock                          --
                                                                       --
Recapitalization in connection with reverse acquisition of
Championlyte Holdings, Inc.                                    (1,385,976)

Cancellation of shares issued to Cornell Capital                       --

Issuance of warrants for financing                                  6,900

Net loss at June 30, 2005                                      (1,800,848)

                                                             ------------
Balance June 30, 2005                                        $ (3,912,013)
                                                             ============

                 See notes to consolidated financial statements.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                        f/k/a Championlyte Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                   6/30/2005     6/30/2004
                                                                   ----------    ---------
Cash flows from operating activities:
  Net (loss) income                                                (1,800,848)   $ (50,757)
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Financing cost related to beneficial conversion value           131,824           --
      Amortization of deferred financing cost                         120,452           --
      Depreciation and amortization                                   122,526       78,750
      Bad debt expense                                                  1,537           --
      Deferred rent                                                   260,522           --
  Changes in operating assets and liabilities:
      Decrease in escrow held by factor                               260,747      274,751
      Decrease (increase) in accounts receivable                      101,038      (40,012)
      (Increase) decrease in due from factor                         (109,358)     316,467
      Decrease (increase) in prepaid expenses                         175,089      (66,035)
      Decrease (increase) in due from others                            5,526       (9,584)
      Increase in security deposits                                   (88,881)          --
      Increase in other assets                                           (740)          --
      Decrease in accounts payable and accrued expenses              (249,516)    (318,491)
      Decrease in note payable - factor                              (218,539)          --
      Increase in due to others                                       136,885           --
      Increase in security deposits and escrowed funds                  1,535        8,580
      Increase in intercompany                                             --          855
      Decrease in income taxes payable                                     --       (5,400)
                                                                   ----------    ---------

Net cash provided by (used in) operating activities                (1,150,201)     189,124
                                                                   ----------    ---------

Cash flows from investing activities
  Payments for security deposits                                      164,414       93,461
  Purchase of property and equipment                                  (16,468)     (84,299)
  Proceeds from sale of property and equipment                         38,347           --
                                                                   ----------    ---------

Net cash provided by investing activities                             186,293        9,162
                                                                   ----------    ---------

Cash flows from financing activities
  Proceeds from convertible notes payable                           1,016,452           --
  Redemption of convertible notes payable                            (257,006)          --
  Deferred financing fees paid from convertible note proceeds        (120,452)          --
  Escrow funds held related to convertible note payable               (14,276)          --
  Advances to (repayments from) officers                               18,267      (19,476)
  Advances to related parties                                         303,044       18,960
  Advances from (repayments towards) related parties                    7,000       (8,075)
  Advances from (repayments towards) officers                          26,643       (7,700)
  Principal payments on notes payable                                 (63,456)    (144,767)
  Principal payments on capital leases payable                        (39,718)     (25,990)
                                                                   ----------    ---------

Net cash provided by (used in) financing activities                   876,498     (187,048)
                                                                   ----------    ---------

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                        f/k/a Championlyte Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)


Net increase (decrease) in cash                                    $  (87,410)   $  11,238

Cash, beginning of period                                          $   95,630    $ 232,717
                                                                   ----------    ---------

Cash, end of period                                                $    8,220    $ 243,955
                                                                   ==========    =========

Supplemental disclosure of cash flow information
  Interest expense                                                 $       --    $      --
                                                                   ==========    =========
  Income taxes                                                     $       --    $      --
                                                                   ==========    =========

Supplemental schedule of non-cash activities:
  Conversion of convertible notes payable to common stock          $  246,000    $      --
                                                                   ==========    =========
  Conversion of loans officers and accrued expenses officer
    to convertible notes payable                                   $   86,790    $      --
                                                                   ==========    =========
  Deferred financing cost related to beneficial conversion value   $1,000,000    $      --
                                                                   ==========    =========
  Issuance of warrants related to deferred financing cost          $    6,900    $      --
                                                                   ==========    =========
  Conversion of convertible notes payable to preferred stock       $   50,000    $      --
                                                                   ==========    =========
  Conversion of preferred stock to common stock                    $   25,000    $      --
                                                                   ==========    =========

                 See notes to consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                        f/k/a Championlyte Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

Effective May 23, 2005 the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company")to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company".

Cargo Connection Logistics Corp.

Cargo Connection Logistics Corp. ("Cargo Connection") was incorporated in the State of Delaware on February 20, 1996. Cargo is a third party logistics provider. Cargo Connection specializes in transporting small and large shipments throughout North America through its transportation network. Cargo Connection provides domestic logistics services for both domestic and international freight of all kinds. The focus of Cargo Connection is to reduce the time that merchandise runs through the supply chain. The service provided is through the use of Cargo Connection's Container Freight Station Operations and Cargo Connection's Truck Network. Cargo Connections' headquarters is located in Inwood, NY. Cargo Connection also has stations in Atlanta, GA; Charlotte, NC; Chicago, IL; Columbus, OH; Inwood, NY; Miami, FL and Pittsburgh, PA.

Mid-Coast Management, Inc.

Mid-Coast Management, Inc. ("Mid-Coast") was incorporated in the State of Illinois on December 28, 1994. Mid-Coast is a nationwide logistics service provider engaged in receiving customers' goods, warehousing such goods, and while awaiting for or after clearance through United States Customs, coordinating the breakdown and sorting or the consolidation of customers' goods, and arranging for the shipments of those goods within the United States. Mid-Coast has facilities in Illinois, New York and Ohio.

Underwing International, LLC

Underwing International, LLC ("Underwing") is owned by the major shareholders of the Company. Its business purpose is to enter into leases for equipment and facilities that are then used in the operations of Cargo Connection and Mid-Coast. This entity was not consolidated as its impact in the consolidated financial statement would be immaterial.

Reverse Acquisition

On May 12, 2005 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange (the "Agreement") between the Company, Cargo Connection Logistics Corp. ("Cargo Connection"), a Delaware corporation, and Mid-Coast Management, Inc. ("Mid-Coast"), an Illinois corporation, the Company purchased all of the outstanding shares of Cargo Connection and Mid-Coast for a total of 70% of the then issued and outstanding shares of the Company's common stock. As additional consideration, the Company will issue shares of a new series of preferred stock, the amount to be determined, to Cargo Connection and Mid-Coast which, when converted into shares of the Company's common stock expected to be within twelve (12) months from the Closing Date, Cargo Connection and Mid-Coast will own a total of eighty (80%) percent of the outstanding shares of the Company at such time. Pursuant to the Agreement, Cargo Connection and Mid-Coast became wholly owned subsidiaries of the Company.

The acquisition of Cargo Connection and Mid-Coast has been treated as a recapitalization and purchase by Cargo Connection and Mid-Coast as the acquirer (reverse acquisition) of the Company, as control rests with the former Cargo Connection and Mid-Coast shareholders, although prior to the acquisition, the Company had been the registrant. Therefore, the historical financial statements prior to May 12, 2005 are those of Cargo Connection and Mid-Coast. The transaction is considered a capital transaction whereby the Company contributed its stock for the net assets of Cargo Connection and Mid-Coast.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and the results of the operations, changes in stockholders' deficiency and cash flows for the six months ended June 30, 2005. The results for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004 as included in the Company's report on Form 10-KSB filed on April 22, 2005 and the Company's report on the Amended Form 8-K filed on July 27, 2005.

Reverse merger accounting requires the Company to present in all financial statements and other public information filings, prior historical and other information of Cargo and Mid-Coast, and a retroactive restatement of cargo historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying consolidated financial statements present the results of operations for the six months ended June 30, 2005 and 2004 which are based upon historical financial statements of Cargo and Mid-Coast. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Company and Cargo and Mid-Coast.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Principals of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

b)    Cash, concentration of credit risk

The Companies maintain cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation insured limits. The Companies have not experienced any losses on these accounts, and believes that such risk in minimal.

c)    Accounts receivable

The Companies utilize the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the facts surrounding these accounts.

d)    Property and equipment and depreciation and amortization

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures are five years. Computer equipment and software is depreciated over three years and leasehold improvements are amortized over the shorter of the life of the improvement for the length of the lease.

e)    Revenue recognition

Cargo recognizes all revenues based upon delivery of the goods at their final destination. Mid-Coast recognizes revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

f)    Income taxes

The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.


g)    Estimated liability for insurance claims

The Companies maintain automobile, general, cargo, and workers' compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the month claims are reported, the Companies estimate and establish any potential liabilities, if they exist, for its share of ultimate settlements using all available information, coupled with the Companies' history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Companies have accrued at year-end.

h)    Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i)    Fair value disclosure

The carrying value for cash, receivables, and accounts payable approximate their fair values due to the immediate or short-term maturities of these financial instruments. The carrying amounts of the Companies' long-term debt also approximate fair values based on current rates for similar debt.

j)    Net loss per share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities.

k)    Stock-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prospectively for all awards granted, modified, or settled during the year ended December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) issued in December 2002. SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), the alternative method of accounting, under SFAS No. 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.


NOTE 4 - GOING CONCERN

The Company incurred a net loss in the year ended December 31, 2004, and through June 30, 2005 and has had working capital deficiency in prior years. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

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


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. In 2005, the Company has adopted this pronouncement.

The FASB issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, and an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term "conditional asset retirement obligation" as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25, "Accounting for Stock Issued to Employees". Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. There are no options which need to be revalued before adoption of this standard. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS No. 109-1"). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the "Jobs Act") to be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company's results of operations, financial condition and liquidity.

The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 6 - FACTORING FACILITIES

Cargo Connection has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract is annual in nature, automatically renewing annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.2% and a discretionary reserve (holdback) which is reduced with payments from the debtor. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At June 30, 2005, $353,405 is due from the factor which represents the reserve against submitted invoices. The escrow being held by the factor totaling $99,406 represents funds available to assist Cargo Connection in funding payments to carriers. At June 30, 2005, the total amount advanced by the factor was $1,237,154, which represents the financing of accounts receivables purchased.

Promissory Note

In addition, with the bankruptcy filing of one of Cargo Connection's customers, a Promissory Note was entered into for the repayment of the advances given to Cargo Connection for eligible invoices for that customer. This note was entered into on December 3, 2004 in the amount of $523,412 with interest rate of eighteen percent (18%). Terms of the note call for five percent (5%) of the eligible and certain accounts receivable not previously sold, collections be applied as payment towards the note and the balance of the note is due in full on June 30, 2006. The note balance as of June 30, 2005 was $209,995. Cargo Connection expects that through its collection process that this obligation will be fully paid in 2005.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes at June 30, 2005, consist of promissory notes to four entities. Some of the owners of the entities are also shareholders of the Company. A note exists with Advantage Fund, LLC ("Advantage") which was originated in January 2003. Advantage, is the holder of a Series A Convertible Note from the Company which has been amended at various times from January 7, 2003 to March 2004. In August 2004, Advantage sold a total of $400,000 worth of such convertible note to Cornell Capital Partners, LLP ("Cornell"). The Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. On May 12, 2005 as part of the proceeds from the financing arrangement with Highgate House, LLC ("Highgate"), the Company elected to redeem $257,006 of the notes at a rate of 125% of the principal balance of the note. The additional redemption costs, less interest, has been recorded as a financing expense. The convertible notes matured in December 2004 and as of June 30, 2005 are in default. The Company has not been notified of any actions related to this default from Advantage or Cornell.

During the six months ended June 30, 2005, Advantage funded the Company and the note increased by $60,000. During the six months ended June 30, 2005, Cornell elected to convert $26,000 of its promissory notes into 1,532,431 shares of the Company's common stock.

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $225,000 assigned to them. The notes matured on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. During the six months ended June 30, 2005, Gamma converted $25,000 of its note into 747,004 shares of the Company's common stock and Alpha converted $50,000 of its note into 3,125,000 shares of the Company's common stock. As of June 30, 2005 the promissory notes are in default. The Company has not been notified of any action related to this default by either Alpha or Gamma.

Pursuant to the terms of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of Advantage, Cornell, Alpha and Gamma, the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures.

In June 2004, the Company received $50,000 from Triple Crown Consulting, Inc. ("Triple Crown"), and entered into a $50,000 Series B 6.5% Convertible Promissory Note. The note provides the holder with the right at any time to convert into common stock of the Company as follows: The Conversion Price per share shall be equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). In May, 2005, Triple Crown elected to convert this promissory note into Series IV preferred stock.

In April, 2005, the Company entered into a Convertible Promissory Note for repayment of funds due to a former Company officer that were advanced to the Company in the amount of $86,790. The note has a 3-year term with an interest rate of 8%. The Company has an option on the three year anniversary of the debenture to pay the debenture in full or convert into the Company's shares of common stock.

A note with Latitude, a related party for $135,000, was settled in January 31, 2005, through the issuance of 5,500,000 shares of the Company's common stock.

In summary, the following are represented on the consolidated balance sheet.

            Advantage Funds                    $     530,002
            Cornell Capital                           75,163
            Alpha and Gamma                          152,500
            David Goldberg                            86,790
                                               -------------
                  Total:                       $     844,455
                                               =============


NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $714,431, less accumulated amortization of $520,635 as of June 30, 2005. The obligations require monthly payments, including interest totaling $7,619. Interest rates ranging from 12% to 16.1% and mature through September 30, 2008. Certain obligations are guaranteed by certain executive officers of the Company.

As of June 30, 2005, the aggregate future minimum remaining lease payments under these leases are as follows:

            Twelve Months
            Ending June 30,
            ---------------
            2006                                                   $ 61,228
            2007                                                     40,926
            2008                                                     22,894
            2009                                                      4,948
                                                                   --------
            Total                                                   129,996
            Less: amount representing interest                       17,533
                                                                   --------

            Net present value of capital lease obligations          112,463
            Current portion                                          53,585
                                                                   --------

            Long-term portion                                      $ 58,878
                                                                   ========


NOTE 9 - NOTES PAYABLE

Two obligations with a vendor originally totaling $157,773 relating to the purchase of trailers were fully paid in April, 2005.

In May, 2003, Cargo Connection entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum. The loan matures in 2008, where the balance due approximates $14,000. Monthly installments of $2,664 are due beginning in June, 2005. No payments for interest or principal are required before that date. The note is secured by the personal guarantees of the officers of Cargo Connection and is collateralized by substantially all the assets of Cargo Connection.

In September, 2003, Cargo Connection entered into a note payable for $204,372 which is secured by six tractors. The note bears interest at rate of8% per annum and is payable in monthly installments of principal and interest totaling $7,489, matures in February 2006 and is collateralized by the tractors. At June 30, 2005, the balance due is $58,154. The note is secured by the personal guarantees of the officers of Cargo Connection.

An obligation due to a vendor totaling $108,256 relating to services provided was fully paid in February, 2005.

In March 2004, Mid-Coast entered into a revolving term loan with its financial institution whereby Mid-Coast was granted a $100,000 line of credit. At June 30, 2005, the balance on the line of credit was $100,000 and bears interest at a rate of prime plus 2-1/2% (8.5% at June 30, 2005). Mid-Coast is required to make monthly interest only payments until December 15, 2006, when the line of credit terminates. At that time the remaining balance becomes a note payable with a four year term. The obligation is collateralized by all of the assets of Mid-Coast and guaranteed by all of this company's officers. Mid-Coast expects to fully repay this obligation in 2005 and is being classified as all currently due.

At June 30, 2005 future minimum remaining principal payments on the above notes are as follows:

            Twelve Months
            Ending June 30,
            ---------------
                  2006                   $  181,367
                  2007                       30,145
                  2008                       36,841
                                                 --
                                         ----------
                                         $  248,353
                                         ==========


NOTE 10 - SECURED CONVERTIBLE DEBENTURE

On May 12, 2005, the Company completed a financing agreement for $1,000,000 with Highgate House Funds, Ltd. (the "Investor"). Under the agreement the Company issued a $1,000,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of November 3, 2006. The debenture is convertible after maturity into common shares of the Company at a conversion price of $0.01 per share. The Company simultaneously issued to the Investor a three year Warrant to purchase 250,000 Shares of the Company's common stock at an exercise price of $0.001. The Company is committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. The debenture is secured by all the assets of the Company. There are penalty provisions for the Company should the filing not become effective within 120 days of funding. To date, the registration statement has not been filed. We will begin incurring penalties on September 9, 2005 if the registration statement is not filed by that date. The debenture is secured by all of the assets of the Company.


NOTE 11 - DISCOUNT ON DEBT

The Company has allocated the proceeds from a convertible debt instrument ($1,000,000) between the underlying debt instrument and has recorded a discount on the debt instrument totaling $1,000,000 due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to financing expense over the life of the related debt instrument which is approximately 1.5 years until November 2006.


NOTE 12 - ACCRUED EXPENSES

Accrued expenses consist of the following:

            Salaries                     $  219,713
            Interest                        123,521
            Royalties                        31,875
            Other                           213,102
                                         ----------
                                         $  588,211
                                         ==========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Companies have entered into non-cancelable operating leases for offices and warehouse space in several States including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Companies lease equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Companies' proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2005 are as follows:

                                      Office and                     Equipment
                                    Warehouse Space                  and Trucks
                                    -------------                  -------------
            2005                    $     491,118                  $      11,416
            2006                          979,128                         22,182
            2007                          970,341                         22,182
            2008                          910,266                         11,422
            2009                          566,622
            Thereafter                     71,763
                                    -------------                  -------------
                                    $   3,989,238                  $      67,202

Rent expense charged to operations for office and warehouse space for the six months ended June 30, 2005 and 2004 amounted to $910,697 and $809,001, respectively. See note 15 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the years ended June 30, 2005 and 2004 amounted to $284,900 and $321,534, respectively.

Litigation

Various vendors and consultants have filed actions against the Company. The unsettled claims aggregate approximately $250,744. The Company has included approximately $250,744 in accounts payable at June 30, 2005 as a contingency related to these unsettled claims, actions and judgments based on the Company's and Counsel's assessment. During the six months ended June 30, 2005, the Company made cash payments of approximately $4,470 in settlement of certain actions.

During 2001, a suit was filed against the Company alleging that its trademark corporate name, ChampionLyte(R), violated the plaintiff's trademark. A settlement agreement was entered into April 1, 2003 between the Company and the plaintiff.

At June 2005 the estimated settlement was accrued to be $31,875.

In addition to the aforementioned, the Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Companies.

Significant Customers

For the six months ended June 30, 2005 and 2004, Cargo Connection had one customer and two customers, which comprised 26% and 36% of operating revenue, respectively.

Issuance of Stock for Services

The Company retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company requiring monthly payments of $10,000. Upon termination, the Company remains liable for payments in the twenty four subsequent months.

NOTE 14 - STOCKHOLDER'S DEFICIENCY

In April 2005, the Company issued 10,000,000 common shares relative to a conversion of its series IV Preferred Stock in the amount of 25,000 shares.

In May 2004, the Company issued 200,000 shares of its common stock valued at $42,000 in accordance with an agreement with a Director who resigned on March 31, 2005.

Issuance of Stock Related to Capital

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company requests advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of common stock of the Company for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of its common stock valued at $790,000 to Cornell as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering costs on the consolidated balance sheet at December 31, 2004. In April 2005, the Company and Cornell agreed to terminate this agreement and all related shares of common stock are to be returned to the Company. In May 2005 the 8,315,789 shares of common stock issued to Cornell were returned and cancelled. The Company has requested but, has not received the 105,263 shares of common stock issued to Newbridge Securities.

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

In May 2005, Cornell, holders of convertible promissory notes, had $15,000 of its promissory notes converted into 707,225 shares of the Company's common stock.

In May 2005, Cornell, holders of convertible promissory notes, had $11,000 of its promissory notes converted into 825,206 shares of the Company's common stock.

In June 2005, Alpha, holders of convertible promissory notes, had $50,000 of its promissory notes converted into 3,125,000 shares of the Company's common stock.


NOTE 15 - RELATED PARTY TRANSACTIONS

The companies are due amounts from officers and related entities, which are not included in these consolidated financial statements and are controlled by the Companies' stockholders. These receivables are non-interest bearing and do not have formal repayment terms. Management does not anticipate full collection of these amounts within a one-year period.

The Companies owe amounts to related entities not included in these consolidated financial statements which are controlled by the Companies' stockholders. These amounts are non-interest bearing and do not bear formal repayment terms.

The Companies rent warehouse space and equipment from related entities. For the six months ended June 30, 2005 and 2004, rent expense charged to operations related to these rentals totaled approximately $486,000 and $202,000 respectively. The leases contain various options for extending and terminate in February, 2014.

Grant of Stock Options

During the quarter ended March 31, 2005, the then President of Championlyte was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock, which are exercisable at $0.03 per share. The employment agreement entitled the President, as long as he was employed with Champion, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options would have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. During the six months ended June 30, 2005 the fair value of the options using the Black-Scholes Option Pricing Model was $3,000 and was being amortized to compensation expense over the term of the employment agreement. Upon the resignation of the President, which occurred concurrently with the reverse acquisition, any unamortized compensation was expensed.

Employment Agreements - Terminated upon Reverse Acquisition

In April 2003, the Company's Board of Directors had passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis. In February 2004, this had been amended to 175,000 shares of the Company's common stock to reflect the addition of a new member to the Company's Board of Directors. The Board of Directors had also included the then President of the Company. The Board of Directors resigned on May 12, 2005 in concurrence with the reverse acquisition.

In June 2003, Champion had entered into a formal employment agreement with the then President of Champion. The agreement was for a term of two years. The base salary for the executive was $3,500 per month, paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. The employee was also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis.


NOTE 17 - SUBSEQUENT EVENTS

On July 1, 2005, pursuant to an Employee Stock Option Plan, we registered 50,000,000 shares of our common stock on Form S-8 for a maximum offering price of $0.02, based upon the average of the last price per share of our common stock on June 29, 2005 a date within five (5) days prior to the date of filing of this registration statement, as reported by the OTC Electronic Bulletin Board. On July 8, 2005, we issued 27,534,183 of these S-8 shares to sixteen individuals for services rendered.

On July 18, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock for payment of penalties and interest.

On July 25, 2005, we issued 2,083,333 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.0048 per share.

On August 1, 2005, we issued 42,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On August 4, 2005 we issued 18,578,083 shares of our common stock to Alpha Capital AG based on the conversion of $75,000 of a convertible promissory note including interest. The issuance was valued at $75,000 or $.004037 per share.

On August 4, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock including interest.

On August 4, 2005, we issued 7,783,084 shares of our common stock to Alpha Capital AG based on the conversion of $30,000 of a convertible promissory note. The issuance was valued at $30,000 or $.003855 per share.

On August 4, 2005, we issued 399,799 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $2,065.54 of a convertible promissory note. The issuance was valued at $2,065.54 or $.005167 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

As of May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) is a public entity operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, through its subsidiaries, Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., to its target client base, ranging from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services.

Cargo Connection Logistics Corp. performs truckload and less-than-truckload
(LTL) transportation utilizing company equipment, dedicated owner operators and approved contract carriers. A core competency is specializing in time-definite transportation and offers to its customers expedited, dedicated and exclusive use vehicles. Exclusive use services require pinpoint and time sensitive coordination for those customers. Revenues for these services account for approximately 20% of the total transportation.

Mid-Coast Management operates U.S. Customs Bonded warehouse facilities and container freight station operations. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers.

Both companies are dedicated to providing our customers with premium services that can be customized to meet their individual needs and are also flexible enough to cope with an ever-changing business environment.

Although our gross revenues are down as well as our net income for the first six months, ended June 30, 2005, management believes that the second half of the year will be much better. Historically Cargo Connection's yearly revenue was recognized on a proportional basis of 40% of revenue earned in the first seven months and 60% of revenue earned during the latter five months of the year. Although there is no assurance that the company will achieve the same results as predicted from past history, management has implemented its business plan to assure that the Company moves in a forward direction to continue in these business segments.


RESULTS OF OPERATIONS

Revenues from operations for the six months ended June 30, 2005 were $6,758,987 compared with $8,293,240 for the six months ended June 30, 2004. The decrease in revenue was specifically due to the change in our Container Freight Station operations run under the Mid-Coast Management division.

In specific, if we look at each operation independently, revenues generated from the operations of our Cargo Connection Logistics Corp. division for the six months ended June 30, 2005 were $5,772,945 compared with $5,649,002 for the six months ended June 30, 2004 for the trucking operation. This is an increase of $123,943 in gross revenue over the same time period. This two percent (2%) increase in transportation revenue was due to (a) an increase in core service offering and client acceptance of those offerings, (b) expansion of the Atlanta-Miami (southern route) to include Charlotte, Raleigh-Durham and Greensboro service areas, and (c) various expansion into related business lines and contract based freight relationships. While two percent (2%) is low, the company has managed to replace business generated from two key customers in 2004 with other business customers in 2005.

Conversely, revenues generated from the operations in our Mid-Coast Management, Inc. division for the six months ended June 30, 2005 were $986,042 compared with $2,644,238 for the six months ended June 30, 2004 for the Container Freight Operations. This reflects a decrease in gross revenue of $1,658,196 or sixty two percent (62%) over the same time period for the previous year. The reason for the decrease is due to a change in business relationship with a major customer. Under its prior relationship, Mid-Coast was restricted in obtaining new customers in certain markets whereas a result of this change caused a loss of revenues. Mid-Coast presently approved to look for new customers in those markets. Due to seasonality Mid-Coast expects to regain a portion of the lost revenues.

In comparing the operations for the second quarter (three months ended June 30, 2005) to the first quarter of 2005 (three months ended March 31, 2005) we show total revenue of $3,376,227 versus $3,382,759 for those quarters. Transportation revenue, which was stable during both quarters, had higher costs associated to it in the second quarter. These higher costs were in the areas of fuel and purchased transportation.

Selling, general and administrative expenses decreased to $3,326,378 for the six months ended June 30, 2005 from $3,358,014 for the six months ended June 30, 2004. The $31,639 or a .9% decrease in selling, general and administrative expenses and is primarily the result of decreased consulting and professional fees and of a reduction in payroll expenses, especially in our Mid-Coast division.

The net result of these efforts was an increase in loss from operations before other income (expense) of $1,343,944 for the six months ended June 30, 2005 from a loss of $30,078 for the six months ended June 30, 2004.

Interest and financing expense amounted to $176,530 for the six months ended June 30, 2005 versus $96,698 for the six months ended June 30, 2004. This $79,832 increase is primarily due to an increase in debt for payback of funds advanced through our factor for a customer which were determined uncollectible by the factor upon the customer's bankruptcy filing in December of 2004.

The net effect is a net loss for the six months ended June 30, 2005 of $1,800,348 compared to a net loss of $50,757 for the six months ended June 30, 2004. The increase in the net loss of $1,750,091 is mostly due to an increase in administrative costs of $374,090 an increase of approximately 400,000.00 in financing expenses, and direct operating expenses of $254,646 on Cargo Connection associated with a decrease in revenue generated in the Mid-Coast operation due to the change in business.


LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

The Company incurred a net loss in the year ended December 31, 2004, and through June 30, 2005 and has had working capital deficiency in prior years. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

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

Our available cash at June 30, 2005 was $8,220. In addition there is an additional $99,406 in escrowed funds being held by Cargo Connection's factor used to assist in the payment of transportation costs.

Convertible notes at June 30, 2005, consist of promissory notes to an investment fund, Advantage Fund I, LLC, and four investment companies Alpha Capital AG, Gamma Opportunity Capital Partners, L.P., Cornell Capital Partners, LLP and Highgate House, LLC. Some of the owners of the investment fund are also shareholders of the Company.

FUTURE OUTLOOK

The Company has taken many steps recently to improve upon shareholder value. All the actions and steps taken are in the pursuit of accomplishing this goal. In recent months the Company has gone through changes, from its focus on industries (was on Beverage, now on Transportation and Logistics), change in Management (previous Officers and Directors have resigned and are replaced with new Officers and Directors) as well as a Corporate name change (from Championlyte Holdings, Inc. to its current Cargo Connection Logistics Holding, Inc.) that have all been done for the future. We believe that the Companies core focus should be on the Transportation and Logistics industry and those businesses and needs that it complements. The first entry into this industry was though the acquisition on Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. These companies give the Company a solid base in becoming a partner of the logistics community. Cargo Connection is capable of being the Domestic transportation partner for those International companies who require assistance throughout the United States. Mid-Coast has the facilities to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for client while the goods are clearing customs in their Customs approved Container Freight Stations. The Company will be looking at other areas to become involved in that complement the needs of the industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions. These additional enhancements will require additional financing for us and there can be no assurances that we will obtain any of the additional financing needed to accomplish our plans. If we are unable to secure additional financing to complete our restructuring and implement our plans, we will have to rethink our timeframes to accomplish the business model we are setting out.

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


REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Cargo recognizes all revenues based upon delivery of the goods at their final destination. Mid-Coast recognizes revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of June 30, 2005 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)   Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending June 30, 2005 and there were no such control actions taken during the quarterly period ending June 30, 2005.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The company is party to a number of legal actions, which are not material to operations. We will state the actions that have occurred with regard to ChampionLyte(R) as they have been ongoing and will need to be finalized in the near future.

Sara Lee Global Finance LLC v. Championlyte Products, Inc., et. al. In November 2001, Sara Lee Global Finance, LLC ("Sara Lee") commenced an action in United States District Court for the Middle District of North Carolina (Civil Action No. 1:01CV01053) against us seeking to enjoin us from infringing Sara Lee's "Champion" trademark used by Sara Lee's Champion Athleticwear division. Simultaneously, Sara Lee commenced a proceeding in the U.S. Patent & Trademark Office to cancel our trademark registration for the mark ChampionLyte(R). Sara Lee claimed that our use of the ChampionLyte(R) trademark for our dietary refresher drink infringed Sara Lee's Champion trademark used for various sporting goods and clothing. On April 1, 2003, the parties to this case signed a settlement agreement. In addition to the above- referenced case being dismissed, the case before the United States Patent and Trademark Office was cancelled - TTAB Cancellation No. 92032691. The settlement agreement provides that we will assign the ChampionLyte(R) trademark to Sara Lee and Sara Lee will grant us an exclusive license of the Championlyte trademark for sugar-free sports drinks only in the United States, Canada and Mexico. The terms of the license agreement are for an initial term of five (5) years and two renewal terms of (5) years each, subject to us meeting all minimum sales and royalty requirements. If we meet all requirements after the first 3 five year terms, the parties agree to negotiate in good faith for two additional five year terms. Minimum calendar year sales are as follows: 2003 (measured from 4/1/03 to 3/31/04) - $500,000; 2004 - $750,000; 2005 - $1,000,000; 2006 - $1,250,000; 2007 - $1,500,000; there will be renewal for the second 5 years if sales in years 2005-2007 average at least $1,500,000; 2008 - 2,000,000; 2009: $2,500,000; 2010 - $3,000,000; 2011 -
$3,500,000; 2012 - 4,000,000; there will be renewal for the third 5 years if sales in years 2010-2012 average at least $5,000,000; 2013 - $5,000,000, 2014 -
$6,000,000; 2015 - $7,000,000; 2016 - $8,000,000; and 2017 - $9,000,000. The
failure to meet the minimum sales requirements in any year will result in termination of the licenses agreement. The failure to meet average stated results will result in non-renewal. The royalties for the license agreement are as follows: 3% on all sales until sales reach $10,000,000 annually; 5% on all sales after sales reach $10,000,000; and 6% on all sales after sales reach $15,000,000 annually.

On July 1, 2003, we received a letter from the attorney for Diabetes Research Institute Foundation, Inc. providing formal notice of termination of a license agreement. We entered into a settlement agreement with Diabetes Research in 2004.

Atico International USA, Inc. ("Atico") claims that we owe it a total of approximately at least $160,873 pursuant to an agreement dated February 27, 2002. We believe that we may have counterclaims that are capable of assertion against Atico which may operate as a set off to the claims of Atico. Although litigation has been threatened by Atico, the Company and Atico have been engaged in good faith settlement negotiations since on or about September 2003. Due to the uncertainty, risks, and costs associated with a possible contentious litigation proceeding, we are currently attempting to amicably resolve this dispute with Atico. No definitive settlement agreement has been reached with Atico at this time.

On October 16, 2003, Wainwright, Inc. ("Wainwright") obtained a Final Judgment for $24,000 against us in Wainwright, Inc. v. Championlyte Products, Inc.
f/k/a Meridian USA Holdings, Inc., Case No. CA 03-01995 AD (Fla. Cir. Ct., Palm Beach County). We have paid such Final Judgment in full.

On July 27, 2005, the Company was served with a Summons brought on behalf of Beverage House, Inc. in the amount of $71,247 plus default interest, costs and attorney's fees. As the Company has only recently received this Summons, it is investigating its validity, and intends to respond in a timely manner.

Item 2. Changes in Securities.

On April 29, 2005, we issued 10,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 25,000 shares of Series IV Convertible Preferred stock.

On May 18, 2005, we issued a total of 107,580,930 shares of our common stock to four individuals, Jesse Dobrinsky, Scott Goodman, John Udell, and Jay Finkelstein, based on the Stock Purchase Agreement and Share Exchange dated May 12, 2005 between the Company and Cargo Connection Logistics Corp. and Mid-Coast Management, Inc.

On May 18, 2005, we issued 707,225 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $15,000 of a convertible promissory note. The issuance was valued at $15,000 or $.0212 per share.

On May 31, 2005, we issued 825,206 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $11,000 of a convertible promissory note. The issuance was valued at $11,000 or $.01333 per share.

On June 14, 2005, we issued an additional 132,018,204 shares of our common stock to four individuals, Jesse Dobrinsky, Scott Goodman, John Udell, and Jay Finkelstein, based on the Stock Purchase Agreement and Share Exchange dated May 12, 2005 between the Company and Cargo Connection Logistics Corp. and Mid-Coast Management, Inc.

On June 23, 2005, we issued 3,125,000 shares of our common stock to Alpha Capital AG based on the conversion of $50,000 of a convertible promissory note. The issuance was valued at $50,000 or $.016 per share.

All of the above issued shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by
Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

SUBSEQUENT EVENTS

On July 18, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On July 25, 2005, we issued 2,083,333 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.0048 per share.

On August 1, 2005, we issued 42,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On August 4, 2005 we issued 18,578,083 shares of our common stock to Alpha Capital AG based on the conversion of $75,000 of a convertible promissory note. The issuance was valued at $75,000 or $.004037 per share.

On August 4, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On August 4, 2005, we issued 7,783,084 shares of our common stock to Alpha Capital AG based on the conversion of $30,000 of a convertible promissory note. The issuance was valued at $30,000 or $.003855 per share.

On August 4, 2005, we issued 399,799 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $2,065.54 of a convertible promissory note. The issuance was valued at $2,065.54 or $.005167 per share.

All of the above issued shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All of the shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.


Item 3. Defaults Upon Senior Securities.
            Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders.
            None


Item 5. Other Information.
            None


Item 6. Exhibits and Reports of Form 8-K.

      On April 8, 2005, we filed a Form 8-K for a change in accountant.

      On May 18, 2005, we filed a Form 8-K when we entered into a Stock Purchase Agreement and Share Exchange with Cargo Connection Logistics Holding, Inc. and Mid-Coast Management, Inc.

      On June 22, 2005, we filed a Form 8-K for a change in accountant.

      On July 25, 2005, we filed an Amended Form 8-K to the June 22, 2005 Form 8-K change in accountant.

      On July 28, 2005, we filed an Amended Form 8-K for the May 18, 2005 Form 8-K filed pursuant to the Stock Purchase Agreement and Share Exchange with Cargo Connection Logistics Holding, Inc. and Mid-Coast Management, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2005.


CARGO CONNECTION LOGISTICS HOLDING, INC.
kri
Date:  August 19, 2005

By: /s/ Scott Goodman
----------------------------
Scott Goodman
Chief Financial Officer and
Chief Operating Officer