Form 10QSB
period 2005-09-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2005-11-21
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of Exchange Act.

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 21, 2005: 528,817,797 shares of common stock outstanding, $.001 par value.

                   CARGO CONNECTION LOGISTICS HOLDING, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                  (Unaudited)

                                     ASSETS
Current Assets
  Cash                                                                                     $    22,145
  Escrow held by factor                                                                        164,181
  Escrow held by attorney                                                                        2,962
  Accounts receivable, net                                                                   1,041,305
  Due from factor                                                                              467,268
  Prepaid expenses                                                                             325,084
  Amortizable Financing Costs (net)                                                             94,207
                                                                                           -----------
Total current assets                                                                         2,117,152
                                                                                           -----------

Property and equipment, net                                                                    476,741
Due from officers                                                                               33,120
Due from related entities                                                                      119,600
Security deposits                                                                               77,827
                                                                                           -----------
Total Assets                                                                               $ 2,824,440
                                                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued expenses                                                    $ 3,105,846
  Convertible notes payable                                                                    646,233
  Current portion of notes payable                                                             165,671
  Current portion of capital leases payable                                                     43,911
  Note payable - factor                                                                         96,747
  Due to related entities                                                                      914,846
  Due to officers                                                                               74,632
  Due to others                                                                                193,675
  Security deposits and escrowed funds                                                          33,927
                                                                                           -----------
Total current liabilities                                                                    5,275,488
                                                                                           -----------

Long term portion of capital leases payable                                                     48,995
Long term portion of notes payable                                                              59,336
Deferred rent                                                                                  467,795
Secured debenture (net of discount)                                                            250,991
                                                                                           -----------
      Total Liabilities                                                                      6,102,605
                                                                                           -----------

Commitments and contingencies

Stockholders' Deficiency
  Series III convertible preferred stock,  par value $1.00 - authorized
    500,000 shares, 165,000 shares issued and outstanding (liquidated value of $165,000)       165,000
  Series IV convertible preferred stock,  par value $1.00 - authorized
    600,000 shares, 552,500 shares issued and outstanding (liquidation value $100,000)         552,500
  Common stock, par value $.001 - authorized 750,000,000 shares,
    515,968,365 shares issued and outstanding                                                  515,968
  Additional paid in capital                                                                 2,315,557
  Accumulated deficit                                                                       (6,827,190)
                                                                                           -----------
      Total Stockholders' Deficiency                                                        (3,278,165)
                                                                                           -----------
Total Liabilities and Stockholders' Deficiency                                             $ 2,824,440
                                                                                           ===========

           See accompanying notes to consolidated financial statements

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Nine Months Ended                  Three Months Ended
                                                                          September 30                       September 30
                                                                          (Unaudited)                        (Unaudited)
                                                                    2005               2004             2005              2004
                                                                -------------     -------------     -------------     -------------
Operating revenue:
    Agency revenue - net                                        $          --     $      12,367     $          --     $          --
    Direct revenue                                                 10,592,400        13,394,562         3,833,413         5,101,322
                                                                -------------     -------------     -------------     -------------
          Total operating revenue                                  10,592,400        13,406,929         3,833,413         5,101,322
                                                                -------------     -------------     -------------     -------------

Operating expenses:
Direct operating expenses                                           7,609,564         8,113,511         2,833,011         3,135,840
                                                                -------------     -------------     -------------     -------------
          Total operating expenses                                  7,609,564         8,113,511         2,833,011         3,135,840
                                                                -------------     -------------     -------------     -------------

                                                                                                    -------------     -------------
                                                                                                    -------------     -------------
Gross profit                                                        2,982,836         5,293,418         1,000,402         1,965,482
                                                                -------------     -------------     -------------     -------------

Indirect operating expenses:
    Selling                                                           105,472           120,751           (68,049)           (1,081)
    General and administrative                                      4,845,781         4,830,215         1,331,362         1,594,033
                                                                -------------     -------------     -------------     -------------
          Total indirect operating expenses                         4,951,253         4,950,966         1,263,313         1,592,952
                                                                -------------     -------------     -------------     -------------

Income (loss) from operations before other income (expense)        (1,968,417)          342,452          (262,910)          372,530
                                                                -------------     -------------     -------------     -------------

Other income (expense)
    Interest expense                                               (1,083,117)         (148,972)         (906,587)          (52,274)
    Rental income                                                     123,250            51,930            41,050            23,500
    Other income (expenses)                                             9,339            54,378            10,351             6,789
                                                                -------------     -------------     -------------     -------------
          Total other income (expense)                               (950,528)          (42,664)         (855,186)          (21,985)
                                                                -------------     -------------     -------------     -------------

Net income (loss)                                               $  (2,918,945)    $     299,788     $  (1,118,096)    $     350,545
                                                                =============     =============     =============     =============

Net income (loss) per share                                     $       (0.01)    $        0.00     $       (0.00)    $        0.00
                                                                =============     =============     =============     =============

Weighted average number of common shares,
    basic and diluted, used in the net income (loss)
per share calculation                                             314,099,775       273,527,734       314,099,775       273,527,734
                                                                =============     =============     =============     =============

           See accompanying notes to consolidated financial statements

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                             STATEMENT OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                                    (Unaudited)
                                                                               2005              2004
                                                                           -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                                        $(2,918,945)      $   299,788
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Financing cost related to beneficial conversion value                    386,832
      Compensation paid thru stock issuance                                     48,585
      Amortization of deferred financing cost                                  294,282
          Depreciation and amortization                                        180,894            78,750
          Bad debt expense                                                       1,537
          Deferred rent                                                        373,480
  Changes in operating assets and liabilities:
          Decrease in escrow held by factor                                    195,972           401,176
          Decrease (increase) in accounts receivable                            44,683          (633,723)
          (Increase) decrease in due from factor                              (223,221)          452,684
          Decrease (increase) in prepaid expenses                              (59,637)         (259,769)
          Decrease (increase) in due from others                                 7,240          (199,547)
          Increase in security deposits                                        (77,829)
          Increase(decrease) in accounts payable and accrued expenses          (86,098)         (204,757)
          Decrease in note payable - factor                                   (331,787)
          Increase in due to others                                            330,560            13,626
          Increase in security deposits and escrowed funds                      (1,120)          (21,285)
          Decrease in income taxes payable                                        (782)           (5,400)
                                                                           -----------       -----------

Net cash provided by (used in) operating activities                         (1,835,354)          (78,457)
                                                                           -----------       -----------

Cash flows from investing activities
Payments for security deposits                                                 164,414            87,007
Purchases of property and equipment                                            (16,468)         (140,980)
Proceeds from sale of property and equipment                                    38,347
                                                                           -----------       -----------

Net cash provided by (useed in) investing activities                           186,293           (53,973)
                                                                           -----------       -----------

Cash flows from financing activities
    Proceeds from convertible notes payable                                  1,016,452
    Redemption of convertible notes payable                                   (257,006)
    Proceeds from sale of preferred stock                                      490,000
    Deferred financing fees paid from convertible note proceeds               (130,452)
    Escrow funds held related to convertible note payable                       (2,962)
Advances to (repayments from) officers and related parties                     605,622           418,068
    Principal payments on notes payable                                        (86,803)         (142,304)
    Principal payments on capital leases payable                               (59,275)          (26,067)
                                                                           -----------       -----------

Net cash provided by (used in) financing activities                          1,575,576           249,697
                                                                           -----------       -----------

Net increase (decrease) in cash                                                (73,485)          117,267

Cash - beginning of period                                                      95,630           232,717
                                                                           -----------       -----------

Cash - end of period                                                       $    22,145       $   349,984
                                                                           ===========       ===========

Supplemental disclosure of cash flow information
  Interest expense                                                         $   271,037       $   148,972
                                                                           ===========       ===========

  Income taxes                                                             ($      782)      ($    5,400)
                                                                           ===========       ===========

Supplemental schedule of non-cash activities:
  Conversion of convertible notes payable to common stock                  $   444,222                --
                                                                           ===========

  Conversion of loans officers and accrued expenses officer
    to convertible notes payable                                           $    86,790                --
                                                                           ===========

  Deferred financing cost related to beneficial conversion value           $ 1,000,000                --
                                                                           ===========

  Issuance of shares for settlement of accounts payable and acc.exp        $   760,134                --
                                                                           ===========

  Issuance of warrants related to deferred financing cost                  $     6,900                --
                                                                           ===========

  Conversion of convertible notes payable to preferred stock               $    50,000                --
                                                                           ===========

  Conversion of preferred stock to common stock                            $    87,500                --
                                                                           ===========


            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                        f/k/a Championlyte Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

Effective May 23, 2005 the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company") to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company".

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

Reverse Acquisition

On May 12, 2005 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange (the "Agreement") between the Company, Cargo Connection and Mid-Coast, the Company purchased all of the outstanding shares of Cargo Connection and Mid-Coast for a total of 70% of the then issued and outstanding shares of the Company's common stock. As additional consideration, the Company will issue shares of a new series of preferred stock, the amount to be determined, to Cargo Connection and Mid-Coast which, when converted into shares of the Company's common stock expected to be within twelve (12) months from the Closing Date, Cargo Connection and Mid-Coast will own a total of eighty (80%) percent of the outstanding shares of the Company at such time. Pursuant to the Agreement, Cargo Connection and Mid-Coast became wholly owned subsidiaries of the Company.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of the operations and cash flows for the nine months ended September 30, 2005. The results for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

These unaudited consolidated financial statements should be read in conjunction with the Company's report on the Amended Form 8-K filed on July 27, 2005 and the Company's Form 10-QSB filed on August 24, 2005.

Reverse merger accounting requires the Company to present in all financial statements and other public information filings, prior historical and other information of Cargo Connection and Mid-Coast, and a retroactive restatement of Cargo historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying consolidated financial statements present the results of operations for the nine months ended September 30, 2005 and 2004 which are based upon historical financial statements of Cargo Connection and Mid-Coast. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Company and Cargo Connection and Mid-Coast.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principals of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries and companies required under FIN-46 as a variable interest entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

d) Property and equipment and depreciation and amortization

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures are five years. Computer equipment and software is depreciated over three years and leasehold improvements are amortized over the shorter of the life of the improvement or the life of the lease.

e) Amortization

The Company amortizes deferred financing costs over the respective terms of their agreements using the the straight-line method.

The Company also recognizes rent expense based upon the straight-line method including periods of rent abatement and future rent increases in the minimum lease payments.

f) Revenue recognition

Cargo Connection recognizes all revenues based upon delivery of the goods at their final destination. Mid-Coast recognizes revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

g) Income taxes

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

h) Estimated liability for insurance claims

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

i) Use of estimates

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

j) Fair value disclosure

The carrying value for cash, receivables, and accounts payable approximate their fair values due to the immediate or short-term maturities of these financial instruments. The carrying amounts of the Companies' long-term debt also approximate fair values based on current rates for similar debt.

k) Loss Per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as warrants. In these financial statements, diluted net loss is the same as basic net loss per share. Not additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive.

l) Stock-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prospectively for all awards granted, modified, or settled during the year ended December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) issued in December 2002. SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using the Black Scholes option pricing model intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), the alternative method of accounting, under SFAS No. 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

m) Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, where applicable, and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments where the conversion option is not immediate. For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

NOTE 4 - GOING CONCERN

The Company incurred a net loss in the year ended December 31, 2004, and through September 30, 2005 and had a working capital deficiency of $3,158,337 as of September 30, 2005. The Company has devoted its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and help to increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

On July 14, 2005, FASB issued its Exposure Draft, "Accounting for Uncertain Tax Positions", which is a proposed interpretation to FASB Statement No. 109, "Accounting for Income Taxes." This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies", to mean "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both
(a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

NOTE 6 - FACTORING FACILITIES

Cargo Connection has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract is annual in nature, automatically renewing annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.486% and a discretionary reserve (holdback) which is reduced with payments from the debtor. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At September 30, 2005, $467,268 is due from the factor which represents the reserve against submitted invoices. The escrow being held by the factor totaling $164,181 represents funds available to assist Cargo Connection in funding payments to carriers. At September 30, 2005, the total amount advanced by the factor was $1,323,780 which represents the financing of accounts receivables purchased and is included in accounts receivable, net in the consolidated balance sheet.

Promissory Note

In addition, with the bankruptcy filing of one of Cargo Connection's customers, a Promissory Note was entered into for the repayment of the advances given to Cargo Connection for eligible invoices for that customer. This note was entered into on December 3, 2004 in the amount of $523,412 with interest rate of eighteen percent (18%). Terms of the note call for five percent (5%) of the eligible and certain accounts receivable not previously sold, collections be applied as payment towards the note and the balance of the note is due in full on June 30, 2006. The note balance as of September 30, 2005 was $96,747. Cargo Connection expects that through its collection process that this obligation will be fully paid in 2005.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes at September 30, 2005, consist of promissory notes to four entities. Some of the owners of the entities are also shareholders of the Company. A note exists with Advantage Fund, LLC ("Advantage") which was originated in January 2003. Advantage, is the holder of a Series A Convertible Note from the Company which has been amended at various times from January 7, 2003 to March 2004. In August 2004, Advantage sold a total of $400,000 worth of such convertible note to Cornell Capital Partners, LLP ("Cornell"). The Note bears interest at a rate of 6.5% per annum and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .70 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. The convertible notes matured in December 2004 and as of September 30, 2005 are in default. The Company has not been notified of any actions related to this default from Advantage or Cornell.

During the three months ended September 30, 2005, there were elections to convert $93,222 of its promissory notes into 9,893,730 shares of the Company's common stock.

The Company has promissory notes with two unrelated third parties ("Alpha and Gamma"), representing the $225,000 assigned to them. The notes matured on December 31, 2004 and bear interest at a rate of 6.5% per annum. The notes are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of the three day trading price during the five trading days immediately prior to the conversion date, multiplied by .80%, or (2) the average of the lowest of three day trading prices during the five trading days immediately prior to the funding date. As of September 30, 2005 the promissory notes are in default. The Company has not been notified of any action related to this default by either Alpha or Gamma. During the three months ended September 30, 2005, there were elections to convert $105,000 of its Promissory Notes into 23,646,411 shares of the Company's Common Stock.

Pursuant to the terms of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of Advantage, Cornell, Alpha and Gamma, the holders' granting the collateral agent a security interest in the Company's inventory, equipment and fixtures.

In summary, the following are represented on the consolidated balance sheet.

                                       Amount
                                   -------------
Advantage Funds                    $     487,002
Cornell Capital                           24,941
Alpha and Gamma                           47,500
David Goldberg                            86,790
                                   -------------
      Total:                       $     646,233
                                   =============

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $714,431, less accumulated amortization of $598,604 as of September 30, 2005. The obligations require monthly payments, including interest totaling $5,238. Interest rates ranging from 12% to 16.1% and mature through September 30, 2008. Certain obligations are guaranteed by certain executive officers of the Company.

As of September 30, 2005, the aggregate future minimum remaining lease payments under these leases are as follows:

  Twelve Months
Ending September 30,
                                                        Amount
                                                       --------
2006                                                   $ 48,364
2007                                                     33,783
2008                                                     16,968
                                                       --------
Total                                                    99,115
Less: amount representing interest                        6,209
                                                       --------
Net present value of capital lease obligations           92,906
Current portion                                          43,911
                                                       --------
Long-term portion                                      $ 48,995
                                                       ========


NOTE 9 - NOTES PAYABLE

In May, 2003, Cargo Connection entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum. The loan matures in 2008, where the balance due approximates $14,000. Monthly installments of $2,664 began in June, 2005. The note is secured by the personal guarantees of the officers of Cargo Connection and is collateralized by substantially all the assets of Cargo Connection. As of September 30, 2005 the balance of the note is $88,299.

In September, 2003, Cargo Connection entered into a note payable for $204,372 which is secured by six tractors. The note bears interest at rate of 8% per annum and is payable in monthly installments of principal and interest totaling $7,489 and matures in February 2006 and is collateralized by the tractors. At September 30, 2005, the balance due is $36,708. The note is secured by the personal guarantees of the officers of Cargo Connection.

In March 2004, Mid-Coast entered into a revolving term loan with its financial institution whereby Mid-Coast was granted a $100,000 line of credit. At September 30, 2005, the balance on the line of credit was $100,000 and bears interest at a rate of prime plus 2-1/2% (9.0% at September 30, 2005). Mid-Coast is required to make monthly interest only payments until December 15, 2006, when the line of credit terminates. At that time the remaining balance becomes a note payable with a four year term. The obligation is collateralized by all of the assets of Mid-Coast and guaranteed by all of this company's officers. Mid-Coast expects to fully repay this obligation within the next twelve months and is being classified as all currently due.

At September 30, 2005 future minimum remaining principal payments on the above notes are as follows:

Twelve Months
Ending September 30,
--------------------
                               Amount
                             ----------
      2006                   $  165,671
      2007                       31,968
      2008                       27,368
                             ----------
                             $  225,007
                             ==========

NOTE 10 - SECURED CONVERTIBLE DEBENTURE

On May 12, 2005, the Company completed a financing agreement for $1,000,000 with Highgate House Funds, Ltd. (the "Investor"). Under the agreement the Company issued a $1,000,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of November 3, 2006. The debenture is convertible after maturity into common shares of the Company at a conversion price of $0.01 per share. The Company simultaneously issued to the Investor a three year Warrant to purchase 250,000 Shares of the Company's common stock at an exercise price of $0.001. The Company was committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. The debenture is secured by all the assets of the Company. There are penalty provisions for the Company should the filing not become effective within 120 days of funding. To date, the registration statement has not been filed. The Company began incurring penalties on September 9, 2005 due to the registration statement not being filed by that date. The debenture is secured by all of the assets of the Company. We have not been notified of being in default as of September 30, 2005. The Company has allocated the proceeds ($1,000,000) between the underlying debt instrument and has recorded a discount $1,000,000 due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to financing expense over the life of the related debt instrument which is approximately 1.5 years until November 2006. The components of this obligation are as follows:

                                Amount
                            ------------
Debenture                   $  1,000,000
Discount on debt,less
  accumulated amortization
  of $250,991               $    749,009
                            ------------
                            $    250,991
                            ============

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consist of the following:

Salaries                     $   87,852
Interest                        147,932
Other                            94,643
                             ----------
                             $  330,397
                             ==========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Companies have entered into non-cancelable operating leases for offices and warehouse space in several States including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Companies lease equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Companies' proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on September 30, 2005 are as follows:

Twelve Months Ended      Office and                     Equipment
  September 30,        Warehouse Space                  and Trucks
-------------------     -------------                  -------------
2006                    $   1,344,283                  $      22,345
2007                        1,491,500                         22,182
2008                        1,455,289                         16,967
2009                        1,182,537                            -0-
Thereafter                  3,175,106
                        -------------                  -------------
                        $   8,648,715                  $      61,494
                        =============                  =============

Rent expense charged to operations for office and warehouse space for the nine months ended September 30, 2005 and 2004 amounted to $1,523,195 and $1,265,283 respectively. See note 14 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the years ended September 30, 2005 and 2004 amounted to $424,696 and $469,496, respectively.

Litigation

Various vendors and consultants have filed actions against the Company. The Company has included $90,000 in accounts payable at September 30, 2005 as a contingency related to these unsettled claims, actions and judgments based on the Company's assessment for Championlyte Beverage, Inc. The Company has also included $71,248 in accounts payable at September 30, 2005 as a contingency related to these unsettled claims, actions and judgments based on the Company's assessment for Old Fashioned Syrup Company.

Cargo Connection has been a litigant against Air Cargo, Inc. and its customers. See note in Part II, Item 1.

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

Significant Customers

For the nine months ended September 30, 2005 and 2004, Cargo Connection had one customer and two customers respectively, which comprised 18% and 41% of operating revenue, respectively.

Issuance of Stock for Services

The Company retained a financial advisory firm in 2003 as a business consultant to assist in a variety of areas relating to financial, strategic and related development growth of the Company requiring monthly payments of $10,000. Upon termination, the Company remains liable for payments in the twenty four subsequent months.

The Company retained a public relations advisory firm as a business consultant to assist in a variety of areas relating to media and public relations of the Company requiring monthly payments of $2,000.

NOTE 13 - STOCKHOLDERS' DEFICIENCY

During the three months ended September 30, 2005, the Company issued 142,000,000 shares of its common ctock as a result of conversion of preferred stock.

Conversion of Notes Payable

During the three months ended September 30, 2005, the Company issued 33,254,917 shares of its common stock based upon conversion of $168,222 of Convertible Promissory Notes.

During the three months ended September 30, 2005, certain vendors were issued common stock in term of payment for their services . These conversions amounted to 43,771,570 shares valued at $826,662 for services rendered.


NOTE 14 - RELATED PARTY TRANSACTIONS

The Companies are due amounts from officers and related entities, which are not included in these consolidated financial statements and are controlled by the Companies' stockholders. These receivables are non-interest bearing and do not have formal repayment terms. Management does not anticipate full collection of these amounts within a one-year period.

The Companies owe amounts to a related entity not included in these consolidated financial statements which are controlled by the Companies' stockholders. These amounts are non-interest bearing and do not bear formal repayment terms.

The Companies rent warehouse space and equipment from related entities. For the nine months ended September 30, 2005 and 2004, rent expense charged to operations related to these rentals totaled approximately $525,060 and $371,460 respectively. The leases contain various options for extending and terminate in February, 2014.

NOTE 15 - SUBSEQUENT EVENTS

On October 3, 2005, we issued 2,702,702 shares of our common stock to a noteholder based on the conversion of $20,000 of a convertible promissory note. The issuance was valued at 20,000 or $.0074 per share.

On October 27, 2005, we issued 3,681,908 shares of our common stock to a noteholder based on the conversion of $25,957 of a convertible promissory note. The issuance was valued at $25,957 or $.0070499 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Although our gross revenues are down as well as our net income for the first nine months, ended September 30, 2005, management believes that the fourth quarter of the year will be much better. As stated previously, historically Cargo Connection's yearly revenue was recognized on a proportional basis of 40% of revenue earned in the first seven months and 60% of revenue earned during the latter five months of the year. Cargo Connection is on track with last year's revenue for trucking operations. It has increased its customer base over the past year. Mid-Coast, however, needs to generate sales for its division and cultivate new customers for its services. Although there is no assurance that the company will achieve the same results as predicted from past history, management has implemented its business plan to assure that the Company moves in a forward direction to continue in these business segments.

RESULTS OF OPERATIONS

Revenues from operations for the nine months ended September 30, 2005 were $10,592,400 compared with $13,406,329 for the nine months ended September 30, 2004. The decrease in revenue was specifically due to the change in our Container Freight Station operations run under the Mid-Coast Management subsidiary. See subsequent two paragraphs for detals.

In specific, if we look at each operation independently, revenues generated from the operations of our Cargo Connection Logistics Corp. division for the nine months ended September 30, 2005 were $9,306,512 compared with $9,306,829 for the nine months ended September 30, 2004 for the trucking operation. This represents no increase in gross revenue over the same time period. While flat in total transportation revenue was due to (a) an increase in core service offering and client acceptance of those offerings, (b) expansion of the Atlanta-Miami (southern route) to include Charlotte, Raleigh-Durham and Greensboro service areas, and (c) various expansion into related business lines and contract based freight relationships. While flat, the company has managed to replace business generated from two key customers in 2004 with other business customers in 2005.

Conversely, revenues generated from the operations in our Mid-Coast Management, Inc. division for the nine months ended September 30, 2005 were $1,285,288 compared with $4,100,099 for the nine months ended September 30, 2004 for the Container Freight Operations. This reflects a decrease in revenue of $2,814,811 or sixty eight percent (68%) over the same time period for the previous year. The reason for the decrease is due to a change in the business relationship with a major customer. Under its prior relationship, Mid-Coast was restricted in obtaining new customers in certain markets whereas a result of this change caused a loss of revenues. Mid-Coast presently is approved to look for new customers in those markets. Due to seasonality Mid-Coast expects to regain a portion of the lost revenues.

In comparing the operations for the third quarter (three months ended September 30, 2005) to the second quarter of 2005 (three months ended June 30, 2005) we show total revenue of $3,833,413 versus $3,376,227 for those quarters. Transportation revenue, which was higher during the third quarter also showed a smaller reduction in associated costs as compared to the second quarter. These lower costs were mainly in the area of purchased transportation.

Selling, general and administrative expenses increased to $4,951,253 for the nine months ended September 30, 2005 from $4,950,965 for the nine months ended September 30, 2004. The $288 increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased consulting and professional fees associated with a change in payroll expenses (reductions in our Mid-Coast division and increases in trucking sales personnel).

The net result of these efforts was an increase in loss from operations before other income (expense) of $1,968,416 for the nine months ended September 30, 2005 compared to income from operations of $342,452 for the nine months ended September 30, 2004.

Interest and financing expense amounted to $1,083,117 for the nine months ended September 30, 2005 versus $148,972 for the nine months ended September 30, 2004. This $934,145 increase is primarily due to two reasons. The first reason is due to the associated interest and beneficial financing costs for the note conversions on the Company. In addition there is an increase in interest expense and fees for charges incurred through Cargo Connection's factor for a customer which was determined to be uncollectible by the factor upon the customer's bankruptcy filing in December of 2004.

The net effect is a net loss for the nine months ended September 30, 2005 of $2,918,945 compared to a net profit of $299,788 for the nine months ended September 30, 2004. The increase in the net loss of $3,218,733 is primarily due to an increase in administrative costs of $377,595 along with an increase of approximately $934,145 in financing expenses (see above), a decrease of direct operating expenses of $503,947 on Cargo Connection associated with a decrease in revenue generated by the Mid-Coast operation due to the change in business.

LIQUIDITY AND CAPITAL RESOURCES

The Company had more unrestricted funds as of the September 30, 2004 versus 2005 ($349,984 versus $22,145). As a result of the reverse merger associated with the Highgate financing and the subsequent sales of preferred stock, the company has been able to infuse close to $1 million to sustain operations and the additional costs of becoming a public entity associated with the inheritance of additional accounts payable through the reverse merger.

The working capital deficiency of $3,158,000 as of September 30, 2005 versus $1,617,500 as of December 31, 2004, is due to:

      1. A change in the revenue stream from our Mid-Coast subsidiary. One of Mid-Coast's major customers changed their business model. This impacted Mid-Coast's revenue stream which had been a guaranteed monthly fee tied to a per usage of services fee subjecting Mid-Coast to seasonality.

      2. A note (and its reduction) that was established with our factor to pay-off the receivable financing due from one of Cargo Connection's customers (Air Cargo, Inc.) having filed for bankruptcy protection. The receivable for that client was approximately $800,000, of which 60% has been reserved. The note established with the factor was $523,120 which has been reduced on a daily basis since December 2004.

      3. In addition, there were also amounts due to the contractors that serviced the ACI account for approximately $400,000 which payments are being made.

Additionally as a result of the reverse merger the company assumed a negative working capital position as of May 11, 2005 of $1,671,876 from the Championlyte Holdings.

The cash used in operating activities was $(1,845,353). Cash provided by investing activities and financing activities was $1,771,869. For the most part these two activities have offset one another for the nine months period ended September 30, 2005.

There are no material commitments made at this point in time that need to be reported upon.

We were able to receive additional funds for the businesses through outside sources. They have been through the sale of preferred stock, use of a credit line ($100,000) and through the continuing of accounts receivable factoring. The sale of preferred stock brought in approximately $500,000. Cargo Connection uses a factoring arrangement which allows the Company to take advances on its receivables, thereby making cash for operations more readily available. Cash is advanced on recoursed receivables at 90% within 48 hours.

The Companies owe amounts to a related entity not included in these consolidated financial statements which are controlled by the Companies' stockholders.

GOING CONCERN

The Company incurred a net loss in the year ended December 31, 2004 and has had a working capital deficiency at September 30, 2005, totaling $3,158,337. The Company has devoted its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding will assist in alleviating the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

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

Our available cash at September 30, 2005 was $22,145. In addition there is an additional $164,181 in escrowed funds being held by Cargo Connection's factor used to assist in the payment of transportation costs.

Convertible notes at September 30, 2005, consist of promissory notes to an investment fund, Advantage Fund I, LLC, and four investment companies Alpha Capital AG, Gamma Opportunity Capital Partners, L.P., Cornell Capital Partners, LLP and Highgate House, LLC. Some of the owners of the investment fund are also shareholders of the Company.

FUTURE OUTLOOK

The Company has taken many steps recently to improve upon shareholder value. All the actions and steps taken are in the pursuit of accomplishing this goal. In recent months the Company has gone through changes, from its focus on industries (was on Beverage, now on Transportation and Logistics), change in Management (previous Officers and Directors have resigned and are replaced with new Officers and Directors) as well as a Corporate name change (from Championlyte Holdings, Inc. to its current Cargo Connection Logistics Holding, Inc.) that have all been done for the future. We believe that the Company's core focus should be on the Transportation and Logistics industry and those businesses and needs that it complements. The first entry into this industry was though the acquisition on Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. These companies give the Company a solid base in becoming a partner of the logistics community. Cargo Connection is capable of being the Domestic transportation partner for those International companies who require assistance throughout the United States. Mid-Coast has the facilities to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for the client while the goods are clearing customs in its Customs approved Container Freight Stations. The Company will be looking at other areas to become involved in that complement the needs of the industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions. One of these entities that we are partnering in is Independent Transportation Group (ITG). ITG has the ability to attract independent contractors and other carriers to perform work on behalf of Cargo Connection Logistics and Mid-Coast. The primary goal of the new division is to assist the Company in increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits. In addition, in an effort to cure some of Mid-Coast's financial condition, Mr. David Quach has joined the Gargo Connection team to enhance business that should utilize the Mid-Coast facilities. Mr. Quach brings experience in dealing with emerging growth companies developing Pacific Rim relationships. These additional enhancements will require additional financing for us and there can be no assurances that we will obtain any of the additional financing needed to accomplish our plans. If we are unable to secure additional financing to complete our restructuring and implement our plans, we will have to rethink our timeframes to accomplish the business model we are setting out.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions.

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

Deferred Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A valuation allowance is maintained by the Company due to the impact of the current year's net operating loss (NOL). In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, and then the previously provided valuation allowance would be reversed. Our current valuation allowance relates predominately to benefits derived from the utilization of our NOL's.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, where applicable, and has recorded the discount on the debt instrument due to a beneficial conversion feature as a deferred charge. This deferred charge is being amortized to interest expense over the life of the related debt instruments where the conversion option is not immediate. For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of September 30, 2005 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending September 30, 2005 and there were no such control actions taken during the quarterly period ending September 30, 2005.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The company is party to a number of legal actions, which are not material to operations. We will state the actions that have occurred with regard to the Company or its Subsidiaries as they have been ongoing and will need to be finalized in the near future.

On July 1, 2003, we received a letter from the attorney for Diabetes Research Institute Foundation, Inc. providing formal notice of termination of a license agreement. We entered into a settlement agreement with Diabetes Research in 2004. For the nine months ended September 30, 2005, the Company has not heard from the Diabetes Research Institute and has taken the position that this obligation has been satisfied.

Atico International USA, Inc. ("Atico") claims that we owe it a total of approximately $160,873 pursuant to an agreement dated February 27, 2002. We believe that we may have counterclaims that are capable of assertion against Atico which may operate as a set off to the claims of Atico. Although litigation has been threatened by Atico, the Company and Atico have been engaged in good faith settlement negotiations since on or about September 2003. Due to the uncertainty, risks, and costs associated with a possible contentious litigation proceeding, we are currently attempting to amicably resolve this dispute with Atico. No definitive settlement agreement has been reached with Atico at this time. For the nine months ended September 30, 2005, the Company has not heard from Atico and has taken the position that this obligation has been satisfied.

On July 27, 2005, the Company was served with a Summons brought on behalf of Beverage House, Inc. in the amount of $71,247 plus default interest, costs and attorney's fees. On October 17, 2005, Beverage House, Inc. obtained a Default Final Judgment for $76,087 (including costs and interest) against the Company in Beverage House, Inc. v. Cargo Connection Logistics Holding, Inc. as Successor in Interest of Old Fashioned Syrup Co., and Marc A. Palazzo as personal guarantor, Case no. 05-11178- CACE11 (Florida Circuit Court, Broward County). The Company does not believe this Judgment to be warranted and is in the process of arguing this decision.

Cargo Connection is a plaintiff in the U.S. Bankruptcy Court for the District of Maryland with other non-related entities to obtain amounts due from Air Cargo Inc. ("ACI"), a trade creditor, totaling approximately $786,000 who has filed for relief under the U.S. Bankruptcy Code Chapter 11. In addition, there are lawsuits in other courts against ACI's customers to collect amounts relating to the customers who owe monies to ACI. Cargo Connection was also named as a third party defendant by ACI in its cause of action against Air France. That proceeding has been resolved through the mediation process. A final order is pending.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

On July 18, 2005, we issued 25,000,000 shares of our common stock to Triplecrown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On August 1, 2005, we issued 42,000,000 shares of our common stock to Triplecrown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock

On August 4, 2005, we issued 25,000,000 shares of our common stock to Triplecrown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

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

On July 25, 2005, we filed an Amended Form 8-K to the June 22, 2005 Form 8-K change in accountant.

On July 27, 2005, we filed an Amended Form 8-K for the May 18, 2005 Form 8-K filed pursuant to the Stock Purchase Agreement and Share Exchange with Cargo Connection Logistics Holding, Inc. and Mid-Coast Management, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 21, 2005.

                                     CARGO CONNECTION LOGISTICS HOLDING, INC.

                                     Date:  November 21, 2005

                                     By: /s/ Scott Goodman
                                     ----------------------------
                                     Scott Goodman
                                     Chief Financial Officer and
                                     Chief Operating Officer