Form 10KSB
period 2005-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2006-05-22
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2005

                           Commission File No. 0-28223

                    CARGO CONNECTION LOGISTICS HOLDING, INC.

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

YES |X| NO |_|

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.
YES |_|  NO |X|

REVENUES FOR YEAR ENDED DECEMBER 31, 2005: $14,661,851

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF May 19, 2006, WAS: $668,264

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF May 19, 2006 IS: 883,903,741

TRANSFER AGENT AS OF May 19, 2006:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

Introductory Comment - Forward-Looking Statements

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of our operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

      o     the market acceptance and amount of sales of our services;
      o     our success in increasing revenues and reducing expenses;
      o our ability to service our debt and other financial obligations, particularly if required to pay in cash;
      o     our ability to obtain and manage new growth opportunities;
      o the competitive environment within the industries in which we operate;
      o     our ability to raise or access capital;
      o     our ability to continue as a going concern;
      o our ability to effectively implement and maintain our internal controls and procedures;
      o     our dependence on key personnel;
      o     our ability to timely collect our accounts receivable;
      o     our ability to attract and retain qualified personnel; and
      o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-K.

      You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

      Except as may be required, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. - DESCRIPTION OF BUSINESS

Our Business

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

In August 1994, the shareholders of MHI Telecom and Meridian approved a merger of MHI Telecom into Meridian and a simultaneous 1 for 40 reverse stock split of Meridian's outstanding shares. At the same time, the shareholders also authorized Meridian to raise working capital through appropriate financing, and to acquire an operating business or otherwise engage in, or conduct, active business operations. Through the end of 1998, Meridian did not engage in any fundraising, other than the issuance of shares to certain shareholders in exchange for services and the advancement of minimal funds on behalf of Meridian.

On December 3, 1999, Meridian changed its name to Meridian USA Holdings, Inc. On October 1, 2001, we changed our name to ChampionLyte Products, Inc. and on March 7, 2003, we changed our name to Championlyte Holdings, Inc.

In December 2002, a 67% ownership interest in Old Fashioned Syrup Company, Inc. ("Old Fashioned") was relinquished as part of a foreclosure action on a $15,000 advance made to us in November 2002. As a consequence of losing control of such business, we recorded Old Fashioned as a discontinued business. In July 2003, we entered into a Settlement Agreement that returned the 67% ownership interest in Old Fashioned to us, which became effective August 20, 2003, for $135,000. The acquisition was accounted for under the purchase method of accounting.

On March 18, 2003, we amended our Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 40,000,000 to 200,000,000 shares, and our preferred stock authorized from 100,000 shares to 2,000,000 shares.

On March 25, 2003, we created a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. On March 17, 2004, we created a subsidiary, Be-Lyte Foods, Inc., to engage in the production and sale of low carbohydrate snacks. .

On April 27, 2005, we amended our Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 200,000,000 to 750,000,000 shares.

On May 12, 2005, Championlyte Holdings, Inc. purchased all of the outstanding shares of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange among Championlyte Holdings, Inc., a Florida corporation, Cargo Connection Logistics Corp., a Delaware corporation and Mid-Coast Management, Inc., an Illinois corporation. As additional consideration, Championlyte Holdings, Inc. will issue shares of preferred stock to Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., which are convertible into common stock of Cargo Connection Logistics Holding, Inc. twelve (12) months from the closing date of the this transaction so that Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. will own eighty percent (80%) of the outstanding shares of Championlyte Holdings, Inc.

On May 23, 2005, Championlyte Holdings, Inc. changed its name to Cargo Connection Logistics Holding, Inc.

On November 8, 2005, we amended our Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 750,000,000 to 1,500,000,000 shares.

On February 14, 2006, we amended our Articles of Incorporation to change the authorized stock structure such that the common stock authorized was increased from 1,500,000,000 to 5,000,000,000 shares.

Product Overview

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, through its subsidiaries, Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., to its target client base, ranging from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services via the complementary services these companies offer to its customers.

Cargo Connection Logistics Corp. is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. We are predominately a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some company equipment, dedicated owner operators and through our relationships with transportation companies. We select and hire the transportation services to manage our customers' needs through approved contract carriers. A core competency is specializing in time-definite transportation which offers our customers expedited, dedicated and exclusive use vehicles. Exclusive use services require pinpoint and time sensitive coordination for those customers that require it. Our management estimates the expedited market in the United States will be in excess of 2 billion dollars per years, growing as manufacturers shift even more to just-in-time inventories and leaner supply chains. We believe our footprint within the expedited transportation services niche and our complete understanding of the supply chain will give us opportunities to expand at a substantial rate for the foreseeable future.

In addition to the expedited business that we are currently in, Cargo Connection Logistics Corp., in 2006, will be extending its operating authority and insurance to smaller companies that have their own customers along with their own base of operations. This sector of the business is referred to within the industry as "agents." Agents typically have an office from which they operate and control between two million and five million dollars worth of business. Cargo Connection Logistics Corp., through its systems, would provide these agents with insurance, authority and back office functionality to assist them in operating their business. Typically, an agent will pay the company between 15 and 21 percent of the gross revenue depending upon the particular customer base, their credit worthiness and the support that the customers will require from the company. This portion of the business generally will add trucks to our fleet. However, these trucks must meet all of the standards that the company uses as a benchmark from its safety department. We would expect the revenue from each agent to be between 5 and 7 percent net revenue to the company.

Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. provide a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities and container freight station operations. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers. Some of the value-added services that can be provided are pick and pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States and recovery of goods damaged in transit. Our variable cost business model allows us to be flexible and adapt to changing economic and industry conditions. We also keep our personnel and other operating expenses as variable as possible. We believe that our decentralized branch network is a major competitive advantage which allows our customers to better use available capacity from Ocean and Air Carriers. Our network of offices located in Atlanta, GA; Bensenville, IL; Charlotte, NC; Columbus, OH; Inwood, NY; Pittsburgh, PA; and San Jose, CA support our core strategy of serving customers locally nationally and globally. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers. This is very important facet in logistics because it is so dynamic and market-driven based upon available capacity.

We are dedicated to providing our customers with premium services that can be customized to meet the individual needs of our customers and are flexible enough to cope with an ever-changing business environment. With these organizations, we are able to target a gross profit of 15% of gross revenue. In addition to the functions that we are already providing, we are expanding into new markets.

                                  RISK FACTORS

We have a limited public operating history with significant losses and expect losses to continue for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in our common stock could be adversely affected and you could even lose your entire investment.

We have yet to establish any public history of profitable operations as shown in our independent certified financial audit for 2005 and 2004. As of December 31, 2005, we had an accumulated deficit of $8,234,027. We have incurred annual operating losses of $3,703,674 for the year ended December 31, 2005 and $920,594 for the year ended December 31, 2004. As of December 31, 2005, we had an accumulated shareholder deficit of $5,880,630. We have financed our operations through loans from our officers, employees, and outside investors, sales of our common stock in a private placement and by the corporation selling stock to investors. Our revenues have not been sufficient to sustain our operations. We will require additional financing to sustain our operations, without which we may not be able to continue operations. In addition, the terms of the secured convertible debentures issued to certain selling stockholders require that we obtain the consent of such selling stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected, and you could even lose your entire investment.

We will need to raise additional funds through the public market, private debt or private sales of equity to achieve our current business strategy. Our need to raise additional funds in the future will likely involve the issuance of additional shares of stock, which could dilute the value of your investment. There is no assurance, however, that we will be able to raise additional monies in the future.

Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. Should this occur, the value of your investment in the common stock could be adversely affected and you could even lose your entire investment. Therefore, you may be investing in a company that will not have the funds necessary to continue operations. Our inability to obtain financing would have a material adverse effect on our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations

We have issued secured convertible debentures that may restrict our ability to obtain additional financing.

We have issued a two-year secured debenture in 2005 that is convertible into shares of our common stock to Montgomery Equity Partners, LP, an affiliate of Cornell Capital Partners, LP. Under the terms of the secured debentures, we are restricted in our ability to issue additional securities as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, issue any common stock at a discount to its fair market value or issue any derivative security, such as warrants or options, convertible into common stock at less than fair market value. We are also precluded under the terms of the secured debentures from granting any third party a security interest in our assets. Our inability, without the secured debenture holders' consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

The sale of common stock by investors after delivery of a conversion notice could have a depressive effect on the price of our common stock. In addition, we do not intend to disclose the timing of any conversion notices which we may receive from the investors and as a result, you will have no knowledge of when the investors are converting into shares of common stock.

The secured convertible debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% percent of our market price at the time that our stock is first approved for quotation on the OTC Bulletin Board or (ii) at a 20% discount to the evaluated price of the common stock prior to the conversion. The method used to price the shares convertible under the secured debentures may be selected by Montgomery Parters, LP. While the term sheets related to the Securities Purchase Agreements with Montgomery Equity Partners, LP, contained provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Montgomery was to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock will result in increased dilution due to the fact that we would be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Montgomery. As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

The issuance of shares of our common stock upon conversion of the secured convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If we are required for any reason to repay our outstanding secured convertible debentures, we may be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible debenture, if required, could result in legal action against us, which could require the sale of substantially all of our assets.

Any event of default in our obligations to the holders of the secured convertible debentures, such as our failure to pay the principal and interest when due, our failure to issue shares of common stock upon the conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreements for such secured convertible debentures or in the secured convertible debentures, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Our security agreements with Montgomery Equity Partners, LP contain negative covenants which restrict our ability to create security interests, change management, declare dividends, make loans and incur additional indebtedness, without Montgomery's prior written consent.

In connection with the securities purchase agreements for our secured convertible debentures with Montgomery Equity Partners, LP (effective December 29, 2005), the company granted Montgomery a secured interest in all of our assets. In accordance with such agreement, we may not, without Montgomery's written consent, directly or indirectly:

      o permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property;

      o     materially change our ownership, executive staff or management.

      o declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof;

These restrictions could impede our ability to obtain additional funding to finance our ongoing operations, which would have a negative impact on our business and the value of your investment.

The Company's inability to retain its key executive officers would impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment

Our success depends, to a critical extent, on the continued efforts and services of our Chairman of the Board and Chief Executive Officer, Jesse Dobrinsky, our Chief Operating Officer and Chief Financial Officer, Scott Goodman and our Vice President and Head of New Business Development, John L. Udell. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and also the diversion of our limited working capital. There is no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.

Competition

Our competition is from companies that move expedited Airfreight and cargo. We are working on negotiating joint ventures that could provide the Company with additional licenses to provide us with the capabilities to provide our customers with a full service solution to their supply chain needs. While we compete directly with our competitors on Expedited L-T-L service which we provide from our facilities that go airport to airport, we also use many outside vendors and independent contractors to control the number of assets the company needs to maintain.

In addition, our warehouse operations have integration into our transportation system which allow complete tracking of cargo from arrival into the United States through the United States Customs clearance process. Once the cargo has cleared customs the directions for distribution can be sent via any mode of communications (EDI, E MAIL, FAX or VOICE). These services maybe provided by Cargo Connection or a third party that the customer has chosen. The integration of the transportation and warehouse systems provide our customers with complete visibility to their goods through the entire import process.

Once we begin our overseas operations, which we expect to start during the second quarter of 2006, the visibility of freight will begin once the goods exit the factory, assuming the customer will provide us with visibility to that information. We could provide these services today through the world-wide web.

Reliance on Independent Agents

The Company presently relies in small part upon the services of independent agents to market its transportation services, to act as intermediaries with customers and to provide services on behalf of the Company. Although the Company believes its relationship with its agents is satisfactory, there can be no assurance that the Company will continue to be successful in retaining its agents or that agents who terminate their contracts can be replaced by other equally qualified companies. Because the agents occasionally have the primary relationship with customers, some customers could be expected to terminate their relationship with the Company if a particular agent were to terminate his or her relationship with the Company.

Characteristics of the Logistics Industry

As a participant in the logistics services industry, the Company's business is dependent upon a number of factors including the availability of transportation equipment and warehousing and distribution facilities at cost-effective rates and on reasonable terms and conditions. Such services and facilities are often provided by independent third parties. Shortages of cargo space are most likely to develop in and around the holiday season as well as in those exceptionally heavy transportation lanes. Shortages in available space could also be triggered by economic conditions, transportation strikes, regulatory changes and other factors beyond the control of the Company. The future operating results of the Company could be materially adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by providers of such cargo space. In addition, if the Company were unable to secure sufficient equipment or attract and retain sufficient personnel, drivers and owner-operators to meet is customers' needs, its results of operations could be materially adversely affected. Finally, the Company's operating results would be materially adversely affected if the Company's production would be limited to transportation-based services which are typically lower margin and subject to greater competitive pressures than logistic services.

Vulnerability to Economic Conditions

The Company's future operating results may be dependent on the economic environments in which it operates. Demand for the Company's services could be materially adversely affected by economic conditions in the industries of the Company's customers. Interest rate fluctuations, economic recession, customer's business cycles, availability of qualified drivers, changes in fuel prices and supply, increases in fuel or energy taxes and the transportation costs of third party carriers are all economic factors over which the Company has little or no control. Increased operating expenses incurred by transportation carriers can be expected to result in higher transportation costs, and the Company's operating margins would be materially adversely affected if it were unable to pass through to its customers the full amount of increased transportation costs. Economic recession or a downturn in customers' business cycles, particularly in industries in which the Company has a large number of customers, could also have a material adverse effect on the Company's operating results due to reduced volume of loads shipped. The Company expects that demand for the Company's services (and, consequently, its results of operations) will continue to be sensitive to domestic economic conditions and other factors beyond its control.

Government Regulation

The Company's operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses. In 1996, responsibility for oversight of motor carriers, brokers and freight forwarders was assumed by the Surface Transportation Board (the "STB") and the Federal Highway Administration (the "FHWA") both of which are part of the Department of Transportation (the "DOT"). The FHWA prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company's motor carrier operations are subject to safety regulations of the FHWA related to such matters as hours of service by drivers, equipment inspection and equipment maintenance. The Company is also a common carrier and a contract motor carrier regulated by the STB and various state agencies. The Company is subject to various U.S. environmental laws.

Any violation of the laws and regulations discussed above could increase claims and/or liability, including claims for uninsured punitive damages. Violations also could subject the Company to fines or, in the event of a serious violation, suspension, revocation or operating authority or criminal penalties. All of these regulatory authorities have broad powers generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. Although compliance with these regulations has not had a material adverse effect on the Company's operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not materially adversely impact the Company's operations in the future.

Certain federal officials have announced that they are considering implementing increased security measures with respect to cargo. There can be no assurance as to what, if any, regulations will be adopted or what, if adopted, their ultimate effect on the Company will be. Failure of the Company to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of the Company's operating authorities.

Pick-Up and Delivery Claims Exposure

The Company utilizes the services of a significant number of drivers in connection with its local pick-up and delivery operations as well as over-the-road transportation needs. From time to time such drivers are involved in accidents. Although most of these drivers are independent contractors, there can be no assurance that the Company will not be held liable for the actions of such drivers. The Company currently carries, or requires its independent owner-operators to carry, liability insurance in varying amounts, depending on the State and which operations are being conducted, for each such accident. However, there can be no assurance that claims against the Company will not exceed the amount of coverage. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results and financial condition could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Employees

As of December 31, 2005, we employed a core group of approximately 85 persons, including executive officers, managers, supervisors, drivers, warehouse workers, sales and clerical personnel. We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory.

Item 2. - DESCRIPTION OF PROPERTY

We currently lease and/or utilize the following properties:

      o     Inwood, New York (Corporate)
            o 80,000 Total Square Feet of which 18,400 sq. ft. is utilized for office space and the remainder is warehouse.

      o     Atlanta, Georgia
            o 27,520 Total Square Feet of which 4,120 sq. ft. is utilized for office space and the remainder is warehouse.

      o     Bensenville, Illinois
            o 92,000 Total Square Feet of which 20,000 sq. ft. is utilized for office space and the remainder is warehouse

      o     Columbus, Ohio
            o 52,000 Total Square Feet of which 7,360 sq. ft. is utilized for office space and the remainder is warehouse.

      o     Miami, Florida
            o 36,480 Total Square Feet of which 5,470 sq. ft. is utilized for office space and the remainder is warehouse.

      o     Pittsburgh, Pennsylvania
            o     7,500 Total Square Feet

      o     Charlotte, North Carolina
            o     60,000 Total Square Feet

      o     San Jose, California
            o     20,000 Total Square Feet

We consider our facilities to be sufficient for our present uses and our anticipated future operations. We also believe that the above noted properties are adequately covered by insurance and are in good physical condition.

Item 3. - LEGAL PROCEEDINGS

The Company is party to a number of legal actions, which are not material to business operations.

Cargo Connection is a plaintiff in the U.S. Bankruptcy Court for the District of Maryland with other non-related entities to obtain amounts due from Air Cargo Inc. ("ACI"), of which Cargo Connection is a trade creditor, totaling approximately $786,000. ACI had filed for relief under the U.S. Bankruptcy Code Chapter 11 in December, 2004. In addition, there are lawsuits in other courts against ACI's customers to collect amounts relating to the customers who owe monies to ACI.

In connection with the ACI bancruptcy, Cargo Connection was also named as a third party defendant by ACI in its cause of action against Air France, one of ACI's customers. That proceeding has been resolved through the mediation process. A final order is pending and Cargo Connection has no liability in this case.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


Item 5. - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

As of May 19, 2006, our Transfer Agent's records indicate that there were 464 shareholders of record of our common stock owning 883,903,741 shares.

Our common stock trades on The National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"). On April 30, 2003, the Company changed its name to Championlyte Holdings, Inc. and commenced trading on the OTC Bulletin Board under the symbol CPLY. On May 26, 2005 we changed our name to Cargo Connection Logistics Holding, Inc. and we changed our name to Cargo Connection Logistics Holding, Inc. and our ticker symbol was changed to "CRGO". The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

--------------------------------------------------------------------------------
     2006                             High                       Low
--------------------------------------------------------------------------------
First Quarter                        $.0119                     $.0031

================================================================================
      2005                            High                        Low
--------------------------------------------------------------------------------

  First Quarter                       $.057                      $.021

Second Quarter(1)                     $.035                      $.013

  Third Quarter                       $.0263                     $.0041

 Fourth Quarter                       $.0109                     $.002

================================================================================
      2004                            High                        Low
--------------------------------------------------------------------------------

  First Quarter                       $.21                       $.13

 Second Quarter                       $.23                       $.11

  Third Quarter                       $.111                      $.055

 Fourth Quarter                       $.075                      $.035


--------
(1) On May 12, 2005, pursuant to a Stock Purchase Agreement and Share Exchange among Cargo Connection Logistics Holding, Inc. f/k/a Championlyte Holdings, Inc., a Florida corporation, Cargo Connection Logistics Corp., a Delaware corporation and Mid-Coast Management, Inc., an Illinois corporation, Cargo Connection Logistics Holding, Inc. purchased all of the outstanding shares of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Cargo Connection Logistics Holding, Inc.

Dividend Policy

No dividends have ever been declared by the Board of Directors of Cargo Connection on its common stock. At the present time Cargo Connection does not anticipate paying dividends, cash or otherwise, on it's common stock in the foreseeable future. Future dividends will depend on earnings, if any, of Cargo Connection, its financial requirements and other factors.

Stock Option Grants In The Past Fiscal Year

During the quarter ended March 31, 2005, David Goldberg, the then President of the Company was granted options pursuant to his June 2003 employment agreement to purchase 100,000 shares of the Company's common stock, which are exercisable at $0.03 per share. The employment agreement entitled Mr. Goldberg, as long as he was employed with the Company, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options would have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. During the year ended December 31, 2005 the fair value of the options using the Black-Scholes Option Pricing Model was $3,000 and was being amortized to compensation expense over the term of the employment agreement. Upon the resignation of the President, which occurred concurrently with the reverse acquisition, any unamortized compensation was expensed as compensation in the statement of operations.

DESCRIPTION OF CAPITAL STOCK

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share, of which 883,903,741 shares of common stock were issued and outstanding at May 19, 2006. All shares have equal voting rights and are not assessable. Upon liquidation, dissolution, or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the common stock. The holders of the common stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares.

Preferred Stock

The Company currently has designated the preferred stock into the following
Series:

o Series III: The Company amended its articles of incorporation in April 2003 and created 500,000 shares of Blank Check Series III Preferred Stock ("Series III"), $1.00 par value. The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series.

      o The Company is authorized to issue 500,000 shares of Series III preferred stock, $1.00 par value per share, of which 265,000 shares are issued and outstanding at December 31, 2005.

            o On September 23, 2004, the Company designated 165,000 shares of the class of its Series III Preferred Stock, par value $1.00, to an Investment Fund pursuant to a Promissory Note with the Company dated August 5, 2004. This series has a mandatory conversion provision. Mandatory Conversion. The Corporation shall deliver to holders of Series A Preferred Stock, within 105 days after the end of the fiscal year ending on December 31, 2006, evidence of the Corporation's EBITDA (as defined herein) for such fiscal year. In the event that such EBITDA is less than $5,000,000, then the Corporation shall be obligated to offer to redeem all outstanding shares of the Series A Preferred Stock under and as set forth in this Section, except that the first scheduled redemption date for such redemption shall be deemed to be the day that is 120 days after the end of such fiscal year and not the fifth anniversary of the closing date. The term EBITDA for purposes of this Section shall mean the sum of the Corporation's (a) net income (or net loss) (b) interest expense, whether paid or accrued, on all debt of the Corporation, (c) income tax expense, (d) depreciation expense, (e) amortization expense, and (f) extraordinary or unusual losses deducted in calculating net income less extraordinary or unusual gains added in calculating net income, in each case determined on a consolidated basis for the Corporation and its Subsidiaries for the fiscal year ending December 31, 2006.

                  o At the option of the Investment Fund, each outstanding share of Series III Preferred Stock is convertible into one share of common stock

            o On October 27, 2005, the Company designated 100,000 shares of the class of its Series III Preferred Stock, par value $1.00, to Jesse Dobrinsky and John L. Udell ("Investors and Officers") as consideration for funds given to the Company. The rights, preferences, and privileges of the Series III Preferred Stock are relative to those of the Series IV Preferred Stock, par value $1.00, designated to Triple Crown Consulting, Inc. Such shares are based on an agreement entered into between the Company and the Investors on October 26, 2005. At the option of the Investors, each outstanding share of Series III Preferred Stock is convertible into common stock based on the following conversion formula: the conversion price per share shall be equal to the lesser of (i) the average of the lowest of three trading day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of the three day trading prices during the five trading days immediately prior to the funding date.

                        o At the option of the Investors and Officers, each outstanding share of Series III Preferred Stock is convertible into one share of common stock. In addition, the holders of this Series III Preferred Stock and the holders of our common stock along with the holders of Series IV Preferred Stock shall vote together as a single class on all actions to be taken by our shareholders. At all meetings of the shareholders and in the case of any actions of shareholders in lieu of a meeting, each holder of the Series III Preferred Stock shall have thirty times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of common stock (rounded to the nearest whole number) into which such holder's shares of Series III Preferred Stock are then convertible, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is effected. This provision for determination of the number of votes to which each holder of the Series III Preferred Stock is entitled shall also apply in cases in which the holders of the Series III Preferred Stock have the right to vote together as a separate class.

o Series IV: The Company amended its articles of incorporation in September, 2003 and January, 2006 and increased to 600,000 shares its Series IV convertible Preferred Stock ("Series IV"), $1.00 par value. Each share of the Series IV preferred stock is convertible into one share of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company's articles of incorporation state that the Series IV preferred stock will be convertible into the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

      o The Company is authorized to issue 600,000 shares of class IV preferred stock, $1.00 par value per share, of which 552,500 shares are issued and outstanding at December 31, 2005.

Warrants

In connection with the convertible debt issued on December 29, 2005, the Company has 2,000,000 warrants outstanding as of December 31, 2005, which are exercisable at an exercise price of $0.001 and expire on December 28, 2008.

Options

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2005, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2005, the Company issued 100,000 shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2005, 500,000 non-plan options were outstanding.

Transfer Agent

      Cargo Connection Logistics Holding, Inc.'s transfer agent is:

                  Florida Atlantic Stock Transfer
                  7130 Nob Hill Road
                  Tamarac, FL 33321
                  Telephone (954) 726-4954

Item 6. - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

As of May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, through its subsidiaries, Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., to its target client base, ranging from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services.

Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. perform truckload and less-than-truckload (LTL) transportation utilizing company equipment, dedicated owner operators and approved contract carriers. A core competency is specializing in time-definite transportation and offers to its customers, expedited, dedicated and exclusive use vehicles. Exclusive use services require pinpoint and time sensitive coordination for those customers. Revenues for these services account for approximately 20% of the total transportation.

In addition, the companies operate U.S. Customs Bonded warehouse facilities and container freight station operations. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers.

Both companies are dedicated to providing our customers with premium services that can be customized to meet their individual needs and are also flexible enough to cope with an ever-changing business environment.

Although our gross revenues were down as well as an increase in our net loss for the twelve months ended December 31, 2005, management believes that the upcoming year will be much better based upon its business plan for 2006. The upcoming year will see the Company expand its business through joint ventures which will enable the Company to globalize its services offerd to our customers. The Company will look to expand its local operations in New York, Florida and Illinois.

The Company's transportation revenue was on track with last year's revenue that was derived from its trucking operations. Its customer base has increased over the past year as it has replaced its reliance on a major customer (ACI) and replaced it with a broader customer base, as that part of our operation continues to expand. Warehouse services, however, needs to generate additional sales and cultivate new customers for its services. The Company's reliance on a major customer for this service is a major factor in the downturn in revenue in 2005. We do not anticipate that the first quarter of 2006 will produce any major difference in the results for this part of our operation. The Company is optimistic that beginning with the third quarter results, the need for warehouse services will begin to turn itself around and show promise to becoming a profitable segment once again.

RESULTS OF OPERATIONS

Revenues from operations for the year ended December 31, 2005, were $14,661,851 compared with $18,343,972 for the year ended December 31, 2004. The approximate $4,000,000 decrease in revenue was specifically due to the change in our Container Freight Station operations run through the Mid-Coast Management subsidiary. Due to our customer's change in business models, the services offered by the Company were brought in house by the customer, resulting in a reduction in revenue.

Revenues from operations for the year ended December 31, 2004, were $18,343,972 compared with $12,355,106 for the year ended December 31, 2003. The increase in total revenues was approximately $800,000, which was due to increased transportation revenue over the course of the year. In 2003, due to our agency arrangement, we recognized revenues on a net basis. That being the agency sales less the associated costs for those revenues. In 2003, the agency revenue was approximately $5,700,000 with associated costs of $4,879,500 for the same period.

Revenues generated from operations from our transportation services for the year ended December 31, 2005 were $13,372,129 compared with $13,031,875 for the year ended December 31, 2004. This represents a 2.6% increase in gross revenue over the same time period. While revenue was relatively flat, the $340,000 increase in total transportation revenue was due to (a) an increase in core service offering and client acceptance of those offerings, (b) expansion of the Atlanta-Miami (southern route) lanes to include Charlotte, Raleigh-Durham and Greensboro service areas, and (c) various expansion into related business lines and contract based freight relationships. The Company looked to replace the business of a key customer, ACI, who filed for bankruptcy in December, 2004. It has managed to replace that business along with that of another major customer in 2004 with other business customers in 2005.

Conversely, revenues generated from our warehouse services operations for the year ended December 31, 2005, were $1,289,722 compared with $5,471,679 for the year ended December 31, 2004, for the Container Freight Operations and its associated activities. This reflects a decrease in gross revenue of $4,181,957 over the same time period for the previous year. The reason for the decrease is due to a change in the business relationship with a major customer. Under its prior relationship, our Mid-Coast subsidiary in specific, was restricted in obtaining new customers in certain markets whereas a result of this change caused a loss of revenues. Mid-Coast presently is approved to look for new customers in those markets. Due to seasonality, Mid-Coast expects to regain a portion of the lost revenues.

The gross profit for year ended December 31, 2005 was $4,146,042 versus $6,681,942 for the same time period ending December 31, 2004. The major reason for the decrease in gross profit is due to the major decrease in the revenue stream from the warehouse services operations.

Selling, general and administrative expenses increased to $7,849,716 for the year ended December 31, 2005, from $7,602,536 for the year ended December 31, 2004. The $247,180 increase in selling, general and administrative expenses is primarily the result of increased consulting and professional fees for the Company of approximately $800,000 offset by a decrease in SG&A expenses in the operating subsidiaries of approximately $540,000 mostly due to reductions in our warehouse services operations along with an increase in transportation sales personnel.

Selling, general and administrative expenses increased to $7,602,536 for the year ended December 31, 2004, from $6,314,738 for the year ended December 31, 2003. The increase of $1,287,798 in 2004 over 2003 with regard to selling, general and administrative expenses was due to the company assuming the costs related operating fully under its own authority along with the overhead costs, insurances and personnel to handle the operation directly.

The net result of these efforts was an increase in loss from operations before other income (expense) of $3,703,674 for the year ended December 31, 2005, compared to a loss from operations of $920,594 for the year ended December 31, 2004.

And for the years ended 2004 versus 2003, there was an increase in loss from operations before other income (expense) of approximately $703,634 from the prior year. This relates to a loss from operations of $920,594 in 2004 compared to a loss from operations of $216,960 for the year ended December 31, 2003.

Interest and financing expense amounted to $1,364,939 for the year ended December 31, 2005 versus $213,009 for the year ended December 31, 2004. This $1,151,930 increase is primarily due to the associated interest and financing costs for note conversions and an increase due to the debt payback of funds advanced through Cargo Connection's factor for a customer which was determined to be uncollectible by the factor upon the customer's bankruptcy filing in December of 2004.

Interest and financing expenses amount to $213,009 For the year ended December 31, 2004 versus $109,185 for the year ended in 2003. The major difference is due to the fees associated with our factor. The factor arrangement began in September of 2003, wherein we used the factor's services for the entire year in 2004.

The above effect produced a net loss for year ended December 31, 2005, of $4,527,363 compared to a net loss of $852,362 for the year ended December 31, 2004. The increase in the net loss of $3,675,001 is primarily due to an increase in administrative costs of $262,146 along with an increase of approximately $1,364,939 in financing expenses (see above), a decrease in direct operating revenue of approximately $3,682,000 which is due to the decrease in revenue that was not being generated by the Mid-Coast operation due to the change in business.

We had a net loss of $852,360 for year ended December 31, 2004, compared with a net profit of $100,314 for the year ended December 31, 2003. The major reason for the difference in 2004 versus 2003 was a direct result of the bankruptcy filing on one of our customers, ACI, Inc. wherein which we booked a bad debt reserve. The amount due to the Company by ACI upon their bankruptcy filing was over $786,000 of which the Company posted $450,000 as a Bad Debt Reserve against the amount due in 2004.

LIQUIDITY AND CAPITAL RESOURCES (GOING CONCERN)

The Company incurred a net loss of $4,527,363 for the year ended December 31, 2005, a working capital deficiency of $5,470,916 and an accumulated deficit of $8,234,027 at December 31, 2005. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

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

Our available cash at December 31, 2005 was $247,018. In addition there is an additional $152,864 in escrowed funds being held by Cargo Connection's factor used to assist in the payment of transportation costs.

Convertible promissory notes at December 31, 2005, are those noted as Series A - 6.5% notes. As of December 31, 2005, these Series A - 6.5% notes have a principal balance due of approximately $514,502. These notes have been utilized to fund the Company and certain of its subsidiaries. The Company has another convertible promissory note. It is due to a former officer of Championlyte, David Goldberg ("Goldberg") in the amount of $86,790. Goldberg's note is for three (3) years at an 8% interest rate.

There is also a short-term Convertible Secured Debenture due to current officers of Cargo Connection in the amount of $75,000 at a 15% interest rate and is due September 30, 2006

On December 29, 2005, the Company completed a financing agreement, which when completed would result in a Convertible Secured Debenture in the amount of $2,350,000 with Montgomery Equity Partners, Ltd. Pursuant to the agreement, the Company issued two secured convertible debentures, one of which was issued on December 29, 2005. Under the terms of the agreement, at Closing, the Company received the initial traunch of the funding in the amount of $1,750,000. The proceeds will be used to repay a convertible debenture in the amount of $1,000,000 and associated closing costs and fees. The balance of $600,000, less its associated closing costs, was received in February 2006 prior to filing of a registration statement with the Securities and Exchange Commission. The Company issued to Montgomery Equity Partners, Ltd., a secured convertible debenture in the amount of $1,750,000 with a 10% interest rate and a maturity date of December 28, 2007. In February, 2006, the Company received the second trauch and issued to Montgomery Equity Partners, Ltd. a secured convertible debenture in the amount of $600,000 with a 10% interest rate and a maturity date of February 12, 2008. The debentures are secured by Company assets pursuant to a Security Agreement, dated December 30, 2005.

On October 27, 2005, the Company designated 100,000 shares of a class of its Series III Preferred Stock, par value $1.00, to Jesse Dobrinsky and John L. Udell ("Investors") collectively as consideration for funds in the amount of $100,000 given to the Company.

FUTURE OUTLOOK

Over the course of this past year the Company has gone through a variety of changes. One was its focus on business revenue streams and specific industries. It began 2005 focused on the Beverage Industry and its primary focus is now on Transportation and Logistics. The Company has undergone a change in Management with the previous Officers and Directors having resigned on May 12, 2005 and currently there are new Officers and Directors. Another change over this past year was our Corporate name change. It went from being known as Championlyte Holdings, Inc., to its current name, Cargo Connection Logistics Holding, Inc.

The Company's core focus is the Transportation and Logistics Industry and those ancillary businesses and needs that it complements. The first entry into this industry was though the acquisition on Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. These companies give the Company a solid base in becoming a partner of the logistics community. Cargo Connection is capable of being the Domestic transportation partner for those International companies who require assistance throughout the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. Cargo Connection and Mid-Coast have the facilities to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for the client while the goods are clearing customs in its Customs approved Container Freight Stations.

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

Another entity we are working together with to promote business opportunities is American River International, Ltd. American River is able to provide Cargo Connection with the required licenses and certifications to do business outside the U.S. to new customers we are pursuing in the China/Pacific Rim.

We have restructured some of our outstanding debt and we look to retire some of the existing debt still currently outstanding and look to get better terms on these instruments. These additional enhancements will require additional financing for us.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions.

The following is a description of those accounting policies believed by management to require subjective and complex judgments which could potentially affect reported results.

Revenue Recognition and Accounts Receivable

The Company recognizes all revenues based upon delivery of the goods at their final destination for transportation. The warehouse services operations recognize revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining our allowance for doubtful accounts based on the inability of our customers to make required payments, historical collections experience, current economic trends and a percentage of our accounts receivable by aging category. We review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. We also look at the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. When it is deemed probable that an account of a specific customer will become uncollectible, that account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our net income is directly affected by management's estimate of the collectibility of accounts receivable.

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

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivatives Instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Stock Based Transactions

We have concluded various transactions where we paid the consideration in shares of our common stock. These transactions include:

      o Acquiring the services of various professionals who provided us with a range of corporate consultancy services, strategic planning, development of business plans, investor presentations and advise and assistance with investments funding;
      o     Settlement of our indebtedness; and
      o Providing incentives to attract retain and motivate employees who are important to our success.

When our stock is used in transactions, the transactions are generally valued using the price of the shares being transferred at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

Item 7. - FINANCIAL STATEMENTS

Set forth below is a list of our financial statements for December 31, 2005, included in this Annual Report on Form 10-K following Item 14.

================================================================================
                                                                          PAGE

Report of Independent Registered Public Accounting Firm....................F-1
Consolidated Balance Sheet as of December 31, 2005.........................F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2005 and 2004................... ...........................F-3
Consolidated Statements of Stockholders' Deficit for the Years
  Ended December 31, 2005 and 2004........ ................................F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005 and 2004...............................................F-5
Notes to Consolidated Financial Statements.................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cargo Connection Logistics Holding, Inc.
Inwood, New York

We have audited the accompanying consolidated balance sheet of Cargo Connection Logistics Holding, Inc. as of December 31, 2005 and the related consolidated statements of operations, and stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cargo Connection Logistics Holding, Inc. as of December 31, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has reported losses from operations, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Friedman LLP
East Hanover, New Jersey
May 18, 2006

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS
Current Assets
  Cash                                                    $   247,018
  Cash in Escrow-factor                                       152,864
  Cash in Escrow-attorney                                      49,351
  Accounts receivable, net of doubtful accounts
    of 426,968                                                709,057
  Due from factor                                             611,684
  Prepaid expenses                                            216,144
                                                          -----------
Total current assets                                        1,986,118
                                                          -----------

Property and equipment, net [see Note 3(c)]                   412,033
Due from related parties                                       66,808
Security deposits                                              75,534
                                                          -----------
Total Assets                                              $ 2,540,493
                                                          ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued expenses                   $ 3,426,786
  Financial instruments                                     2,152,754
  Current portion of convertible notes payable                514,502
  Current portion of notes payable                            351,495
  Current portion of capital leases payable                    63,239
  Current portion of secured debenture                         18,699
  Due to related parties                                      803,524
  Due to officers                                              27,893
  Due to others                                                62,500
  Security deposits and escrowed funds                         35,642
                                                          -----------
Total current liabilities                                   7,457,034
                                                          -----------

Long term portion of capital leases payable                    19,156
Long term portion of notes payable                             51,913
Long term portion of convertible notes payable                 15,207
Long term portion of secured debenture                          2,246
Deferred rent                                                 875,567
                                                          -----------
    Total Liabilities                                       8,421,123
                                                          -----------

Commitments

Stockholders' Deficiency
  Series III convertible preferred stock,  par value
    $1.00 - authorized 500,000 shares, 265,000
    shares issued and outstanding (liquidated value
    of $265,000)                                              265,000
  Series IV convertible preferred stock,  par value
    $1.00 - authorized 600,000 shares, 552,500 shares
    issued and outstanding (liquidation value $552,500)       552,500
  Common stock, par value $.001 - authorized
    5,000,000,000 shares, 537,065,658 shares issued
    and outstanding                                           537,066
  Additional paid in capital                                1,008,831
  Deferred offering costs                                     (10,000)
  Accumulated deficit                                      (8,234,027)
                                                          -----------
    Total Stockholders' Deficiency                         (5,880,630)
                                                          -----------
Total Liabilities and Stockholders' Deficiency            $ 2,540,493
                                                          ===========


           See accompanying notes to consolidated financial statements

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                       2005                2004
                                                   -------------       -------------
Operating revenue:
    Revenue                                        $  14,661,851       $  18,343,972
                                                   -------------       -------------
          Total revenue                               14,661,851          18,343,972
                                                   -------------       -------------

Operating expenses:
    Operating expenses                                10,515,809          11,662,030
    Selling                                              142,492             355,112
    General and administrative                         7,707,224           7,247,424
                                                   -------------       -------------
          Total operating expenses                    18,365,526          19,264,566
                                                   -------------       -------------

Loss from operations                                  (3,703,674)           (920,594)
                                                   -------------       -------------

Other income (expense)
    Interest income                                        4,575               1,694
    Interest expense                                  (1,364,939)           (213,009)
Licensing revenue                                         25,000                  --
    Management fee                                            --               7,695
    Rental income                                        157,000              74,002
    Commission income                                         --               2,714
Income from financial instruments                        932,137                  --
    Gain on sale of asset                                  3,933              25,300
 Loss on early extinguishment of debt                   (614,362)                 --
    Other income (expenses)                               32,968             169,836
                                                   -------------       -------------
          Total other income (expense)                  (823,688)             68,232
                                                   -------------       -------------

Net loss                                           $  (4,527,363)      $    (852,362)
                                                   =============       =============

Acretion of Series IV preferred stock                   (209,612)                 --
                                                   =============       =============

Net loss applicable to common stockholders         $  (4,736,975)           (852,362)
                                                   =============       =============

Net loss per share, basic and diluted              $      (0.016)      $      (0.004)
                                                   =============       =============

Weighted average number of common shares used
  in the net loss per share calculation              289,223,672         239,599,127
                                                   =============       =============

          See accompanying notes to consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                 Series III                    Series IV
                                                                                 Convertible                  Convertible
                                                     Common Stock              Preferred Stock              Preferred Stock
                                              -------------------------   -------------------------   --------------------------
                                                 Shares       Amount        Shares        Amount         Shares         Amount
                                              -----------   -----------   -----------   -----------   -----------    -----------
Balance January 1, 2004
(retroactively stated) (A)                    292,284,467   $   292,284       165,000   $   165,000       125,000    $   125,000

Net loss                                               --            --            --            --            --             --
                                              ----------------------------------------------------------------------------------
Balance December 31, 2004
(retroactively stated)                        292,284,467       292,284       165,000       165,000       125,000        125,000

Conversion of convertible notes
payable to common stock                         1,529,431         1,529            --            --            --             --

Conversion of convertible notes
payable to common stock                         3,125,000         3,125            --            --            --             --

Issuance of shares for payment
of debt                                        23,134,183        23,134            --            --            --             --

Issuance of shares for payment
of services                                       100,000           100            --            --            --             --

Issuance of shares for payment
of debt                                         1,300,000         1,300            --            --            --             --

Issuance of shares for payment
of services                                     3,000,000         3,000            --            --            --             --

Sale of preferred stock for cash                       --            --            --            --        40,000         40,000

Conversion of preferred stock
to common stock                                67,000,000        67,000            --            --       (25,000)       (25,000)

Conversion of convertible notes
payable to common stock                        20,661,416        20,662            --            --            --             --

Sale of preferred stock for cash                       --            --            --            --       350,000        350,000

Conversion of preferred stock
to common stock                                50,000,000        50,000            --            --       (25,000)       (25,000)

Conversion of convertible notes
payable to common stock                         9,682,863         9,683            --            --            --             --

Issuance of shares for payment
of debt                                        11,164,491        11,165            --            --            --             --

Issuance of shares for payment
of services                                     5,072,896         5,073            --            --            --             --

Sale of preferred stock for cash                       --            --            --            --       100,000        100,000

Conversion of preferred stock to
common stock                                   25,000,000        25,000            --            --       (12,500)       (12,500)

Conversion of convertible notes
payable to common stock                         5,613,320         5,613            --            --            --             --

Conversion of convertible notes
payable to common stock                         3,681,908         3,682            --            --            --             --

Issuance of shares for payment
of services                                       934,401           934            --            --            --             --

Sale of preferred stock for cash                       --            --       100,000       100,000            --             --

Conversion of convertible notes
payable to common stock                         5,244,707         5,245            --            --            --             --

Issuance of shares for payment
of services                                     8,097,793         8,098            --            --            --             --

Issuance of shares for payment
of services                                       438,782           439            --            --            --             --

Gain on extinguishment of debt                         --            --            --            --            --             --

Net loss                                               --            --            --            --            --             --
                                              ----------------------------------------------------------------------------------
Balance December 31, 2005                     537,065,658       537,066       265,000   $   265,000       552,500    $   552,500
                                              ==================================================================================

                                          Additional      Deferred                       Total
                                           Paid-in        Offering     Accumulated    Stockholders'
                                           Capital         Costs         Deficit       Deficiency
                                         -----------    -----------    -----------    -----------
Balance January 1, 2004
(retroactively stated) (A)               $        --    $   (10,000)   $(2,755,119)   $(2,665,718)

Net loss                                          --             --       (852,362)      (852,362)
                                         --------------------------------------------------------
Balance December 31, 2004
(retroactively stated)                            --        (10,000)    (3,607,481)    (3,518,080)

Conversion of convertible notes
payable to common stock                       24,471             --             --         26,000

Conversion of convertible notes
payable to common stock                       46,875             --             --         50,000

Issuance of shares for payment
of debt                                      518,144             --             --        541,278

Issuance of shares for payment
of services                                    1,400             --             --          1,500

Issuance of shares for payment
of debt                                       24,700             --             --         26,000

Issuance of shares for payment
of services                                   27,000             --             --         30,000

Sale of preferred stock for cash                  --             --             --         40,000

Conversion of preferred stock
to common stock                              (42,000)            --             --             --

Conversion of convertible notes
payable to common stock                       72,940             --             --         93,602

Sale of preferred stock for cash                  --             --             --        350,000

Conversion of preferred stock
to common stock                              (25,000)            --             --             --

Conversion of convertible notes
payable to common stock                       43,992             --             --         53,675

Issuance of shares for payment
of debt                                      145,138             --             --        156,303

Issuance of shares for payment
of services                                   58,511             --             --         63,584

Sale of preferred stock for cash                  --             --             --        100,000

Conversion of preferred stock
to common stock                              (12,500)            --             --             --

Conversion of convertible notes
payable to common stock                       47,387             --             --         53,000

Conversion of convertible notes
payable to common stock                       22,276             --             --         25,958

Issuance of shares for payment
of services                                    6,957             --             --          7,891

Sale of preferred stock for cash                  --             --             --        100,000

Conversion of convertible notes
payable to common stock                       23,077             --             --         28,322

Issuance of shares for payment
of services                                   23,902             --             --         32,000

Issuance of shares for payment
of services                                    1,561             --             --          2,000

Net loss                                          --             --     (4,527,363)    (4,527,363)
                                         --------------------------------------------------------
Balance December 31, 2005                $ 1,008,831    $   (10,000)   $(8,234,027)   $(5,880,630)
                                         ========================================================

                 See notes to consolidated financial statements.

(A) 239,599,127 shares of common stock issued by Championlyte Holdings, Inc. to Cargo Connection Logistics, Corp. in exchange for the Common stock of Cargo Connection Logistics Corp. (reverse merger) as if it had occurred on January 1, 2004.

                 See notes to consolidated financial statements.

                 CARGO CONNECTION LOGISTICS CORP. AND AFFILIATE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                        12/31/2005         12/31/2004
                                                                       ------------       ------------
Cash flows from operating activities:
  Net loss                                                             $ (4,527,363)      $   (852,362)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
  Income from financial instruments                                        (932,137)
  Loss on extinguishment of debt                                            614,362
  Amortization of note discounts                                            258,377
  Interest expense for embedded derivative instruments                      163,845
  Write off of deferred financing costs                                    (105,000)
  Issuance of shares for services                                           190,033
          Depreciation and amortization                                     246,031            263,939
          Allowance for doubtful accounts                                   270,983            525,000
          Deferred rent                                                     781,252             (8,882)
  Changes in operating assets and liabilities:
          Decrease in escrow held by factor                                 207,289             41,023
          Increase in escrow held by attorney                               (49,351)                --
          Decrease (increase) in accounts receivable                        113,416           (545,850)
          (Increase) decrease in due from factor                           (367,637)           208,637
          Decrease (increase) in prepaid expenses                            49,303           (127,533)
          Decrease (increase) in due from others                                 --             (4,651)
          Decrease in due from employees                                      7,240                 --
          Increase in accounts payable and accrued expenses                 732,583            486,795
          Payments for note payable - factor                               (428,534)           428,534
          Increase in security deposits and escrowed funds                      595             11,011
  Decrease in customer deposits                                                  --           (320,850)
          Decrease in income taxes payable                                       --             (5,400)
                                                                       ------------       ------------

Net cash provided by (used in) operating activities                      (2,774,713)            99,411
                                                                       ------------       ------------

Cash flows from investing activities
Payments received for security deposits                                      88,880             98,262
Purchases of property and equipment                                         (16,897)          (147,465)
Proceeds from sale of property and equipment                                 38,347                 --
                                                                       ------------       ------------

Net cash provided by (used in) investing activities                         110,330            (49,203)
                                                                       ------------       ------------

Cash flows from financing activities
Proceeds from sale of Series III Preferred Stock                            100,000                 --
Proceeds from sale of Series IV Preferred Stock                             490,000                 --
Repayments towards related parties                                         (111,180)            (7,700)
Advances from others                                                         62,500                 --
Amounts received from related parties                                       684,644            219,207
    Proceeds from notes payable                                              91,599             60,000
    Principal payments on notes payable                                    (257,006)          (373,604)
    Proceeds from secured debentures                                      2,825,000                 --
Repayment of secured debenture                                           (1,000,000)
    Principal payments on capital leases payable                            (69,786)           (85,198)
                                                                       ------------       ------------

Net cash provided by (used in) financing activities                       2,815,771           (187,295)
                                                                       ------------       ------------

Net increase (decrease) in cash                                             151,388           (137,087)

Cash, beginning of year                                                      95,630            232,717
                                                                       ------------       ------------

Cash, end of year                                                      $    247,018       $     95,630
                                                                       ============       ============

Supplemental disclosure of cash flow information
Interest expense                                                       $     61,928       $         --
                                                                       ============       ============
Income taxes                                                           $         --       $         --
                                                                       ============       ============

Supplemental schedule of non-cash activities:
Conversion of convertible notes payable to common stock                $    512,527       $         --
                                                                       ============       ============
Recapitalization of additional paid in capital in connection
  with reverse acquisition                                             $ 16,230,384       $         --
                                                                       ============       ============
Shares issued to subsidiary in connection with reverse acquistion      $    239,599       $         --
                                                                       ============       ============
Accrued interest assumed as part of convertible note                   $      2,721       $         --
                                                                       ============       ============
Issuance of shares for settlement of payables                          $    877,622       $         --
                                                                       ============       ============
Cancellation of shares issued to Cornell Capital                       $    790,000       $         --
                                                                       ============       ============
Conversion of preferred stock to common stock                          $    142,000       $         --
                                                                       ============       ============
Gain on debt disposal                                                  $          0       $         --
                                                                       ============       ============

          The accompanying notes should be read in conjunction with the combined financial statements.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., to its target client base, ranging from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services. Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company") to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company".

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. It operates as predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some company equipment, dedicated owner operators and through our relationships with transportation companies.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities and container freight station operations which enhance and support our customer's supply chain logistics needs. Some of the services provided are pick and pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States

Reverse Acquisition

On May 12, 2005 (the "Effective Date"), pursuant to a Stock Purchase Agreement and Share Exchange (the "Agreement") between the Company, Cargo Connection Logistics Corp. ("Cargo Connection"), a Delaware corporation, and Mid-Coast Management, Inc. ("Mid-Coast"), an Illinois corporation, the Company purchased all of the outstanding shares of Cargo Connection and Mid-Coast for a total of 70% of the then issued and outstanding shares of the Company's common stock. As additional consideration, the Company will issue shares of a new series of preferred stock, the amount to be determined, to Cargo Connection and Mid-Coast which, when converted into shares of the Company's common stock expected to be within twelve (12) months from the Effective Date, Cargo Connection and Mid-Coast will own a total of eighty (80%) percent of the outstanding shares of the Company at such time.

The acquisition of Cargo Connection and Mid-Coast has been treated as a recapitalization and purchase by Cargo Connection and Mid-Coast as the accounting acquirer (reverse acquisition) of the Company, as control rests with the former Cargo Connection and Mid-Coast shareholders, although prior to the acquisition, the Company had been the registrant. Therefore, the historical financial statements prior to May 12, 2005 are those of Cargo Connection and Mid-Coast. The transaction is considered a capital transaction whereby the Company contributed its stock for the net assets of Cargo Connection and Mid-Coast.

Reverse merger accounting requires the Company to present in all financial statements and other public information filings, prior historical and other information of Cargo Connection and Mid-Coast, and a retroactive restatement of cargo's historical shareholders' investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying consolidated financial statements present the results of operations for the year ended December 31, 2005 and 2004 which are based upon historical financial statements of Cargo Connection and Mid-Coast. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Company and Cargo Connection and Mid-Coast.

NOTE 2 - BASIS OF PRESENTATION

Principals of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash, concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced any losses on these accounts, and believes that such risk in minimal.

The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

b) Allowance for Doubtful Accounts

Management makes estimates as to the collectablility of accounts receivable. Management specifically analyzes the aging of accounts receivable, client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers.

c) Depreciation and amortization

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures are five years. Computer equipment and software is depreciated over three years and leasehold improvements are amortized over the shorter of the life of the improvement or the length of the lease.

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments at December 31, 2005, the amount deferred was $875,567.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

NEW NOTE: PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

                                                            December 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
Automobiles & trucks                                $    234,192    $    234,192
Machinery equipment                                      328,265         394,003
Furniture & fixtures                                     332,347         326,867
Computer equipment                                       627,385         625,324
Leasehold improvements                                   140,098         130,740
                                                    ------------    ------------
                                                       1,662,287       1,711,126
Less accumulated depreciation
  and amortization                                     1,250,254       1,031,613
                                                    ------------    ------------
Property and equipment, net                         $    412,033    $    679,513
                                                    ============    ============

Depreciation expense for the years ended December 31, 2005 and 2004 was $246,031 and $263,940, respectively, of depreciation and amortization on assets under capital leases have been included in depreciation expense.

d) Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2005, there were no impairment charges relating to long-lived assets.

e) Revenue recognition

The Company recognizes all revenues based upon delivery of the goods at their final destination for transportation. The warehouse services operations recognize revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses

f) Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement and tax bases of assets and liabilities., Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

g) Estimated liability for insurance claims

The Company maintains automobile, general, cargo, and workers' compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes any potential liabilities, if they exist, for its share of ultimate settlements using all available information, coupled with the Companies' history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Company has accrued at year-end.

h) Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, valuation allowance for deferred income tax assets and allowance for doubtful accounts.

i) Fair value disclosure

For certain of the Company's financial instruments, including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

j)Loss per common share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. For the years ended December 31, 2005 and 2004 warrants to purchase 2,000,000 and -0-shares of common stock, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive. No additional shares of common stock for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive.

k) Stock-based compensation

On January 1, 2002, the Company has adopted fair value accounting for grants of common stock, options and warrants to employees and non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by FAS 148 and Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). The compensation expense is recognized over the vesting period. All options granted by the Company prior to 2005 vested immediately and compensation expense was recognized in the period of grant (refer to Notes 17 and 18).

l) Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

m) Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of approximately $4,527,000 and $852,000 for the years ended December 31, 2005 and 2004, respectively, and has a working capital deficiency of approximately $5,471,000 at December 31, 2005 and a stockholders' deficit of approximately $5,881,000 at December 31, 2005 and expects that it will incur additional losses in the immediate future. To date the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time.

These factors raise substantial doubt that the company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company's management and its audit committee concluded, on April 18, 2006, that we would restate previously issued consolidated financial statements for the two years ended December 31, 2004 and 2003, the quarters ended March 31, 2004; June 30, 2004 and September 30, 2004, as well as the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to correct for errors in the accounting for Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages, interest rate adjustments and conversion option features that were not previously recorded.

More specifically, the convertible debt have been previously been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. It has been determined that the secured convertible debentures have embedded derivatives requiring bifurcation under EITF 00-19 which require these instruments to be accounted for under SFAS 133 using the fair value accounting model.

As a result of the Company's determination certain convertible debt instruments are not conventional convertible debt, and any associated warrants and any beneficial conversion features that were previously recorded as additional paid in capital and with a corresponding reduction to the notes payable would be eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value would be eliminated from the results of operations. The warrants and any other potential embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and valued by being marked to market at each balance sheet date under SFAS 133 and the corresponding gain or loss in value would be recorded in our statement of operation as additional financing costs.

The Company reviewed its initial accounting for its (1) Series A 6.5% Convertible Promissory Notes originally issued to Advantage Fund and subsequent notes issued and/or assigned to Advantage Capital, Alpha, Gamma, Latitude, Cornell and Montgomery, (2) along with the Highgate Convertible Note, dated May 11, 2005. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No.
133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, will be subject to SFAS 133 and should be recorded at fair value.

As a result of the restatement, warrants and options have also been reclassified as derivative liabilities. The warrants and options had previously been measured based on a relative fair method and are now measured at their full fair value and will be marked to market on each balance sheet date.

Embedded derivatives contained in the convertible debenture are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These embedded derivatives will also be marked to market on each balance sheet date.

The resulting debt discount will be amortized over the period of the convertible debt and the secured line of credit as interest and other expenses in our accompanying consolidated statements of operations.

The effect on our accompanying consolidated balance sheet as of December 31, 2004, was an increase in liabilities by $976,213 and corresponding decrease in stockholders' equity of $976,213. The effect on our consolidated statements of operations for the year ended December 31, 2004 was an increase in our net loss of $299,957.

Features within the debt noted above that have been evaluated and determined to require such treatment include:

o The principal conversion options.

o The monthly payments conversion options.

o The interest rate adjustment provisions.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

The following is a summary of the impact of the adjustments on the Company's previously reported consolidated balance sheet as of December 31, 2004.


                                                             December 31, 2004
                                                      --------------------------------
                                                       (As reported)    (As restated)
                                                      ---------------   --------------
TOTAL ASSETS                                          $        67,017   $       67,017
                                                      ===============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Total current liabilities                             $     1,098,555   $    1,098,555
Noncurrent liabilities:
Long term convertible notes payable                         1,250,672        1,055,802
Derivative financial instruments                                  ---          877,030
Long term asset retirement obligation                             ---              ---
Long term, other                                                  ---              ---
                                                      ---------------   --------------
Total liabilities                                           2,349,227        3,031,387
                                                      ---------------   --------------
Stockholders' Equity
Preferred stock                                               265,000          265,000
Common stock                                                   44,422           44,422
Deferred Costs                                              (863,369)                0
Additional paid-in capital                                 17,410,588       16,547,519
Accumulated deficit                                       (19,138,851)     (19,821,311)
                                                      ---------------   --------------
Total stockholders' equity                                 (2,282,210)     (2,964,370)
                                                      ---------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $        67,017   $       67,017
                                                      ===============   ==============

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

In February 2006, the FASB issued SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This
Statement:

      a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

      e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143")" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 however the Statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt the provision, as applicable, during fiscal year 2006.

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

NOTE 7 - FACTORING FACILITIES

Cargo Connection has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract is annual in nature, automatically renewing annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.55% and a discretionary reserve (holdback) which is reduced with payments from the debtor. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At December 31, 2005, $611,684 is due from the factor which represents the reserve against submitted invoices. The escrow being held by the factor totaling $152,864 represents funds available to assist Cargo Connection in funding payments to carriers. At December 31, 2005, the total amount advanced by the factor was $1,802,513 which represents the financing of accounts receivables purchased.

         Promissory Note

         In addition, with the bankruptcy filing of one of Cargo Connection's customers, a Promissory Note was entered into for the repayment of the advances given to Cargo Connection for eligible invoices for that customer. This note was entered into on December 3, 2004 in the amount of $523,412. Cargo Connection, through its collection process, fully paid the obligation in 2005.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company is obligated under various Series A convertible promissory notes payable to four entities totaling $514,502. The notes were due December 31, 2004 and are considered on demand. Substantially all of the notes have been fully paid or converted as of May 1, 2006. The notes bear interest at 6.5% and are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. Pursuant to the terms of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the note holders granting the collateral agent a security interest in substantially all of the Company's assets.

The Company was obligated under a $50,000 Series B 6.5% Convertible Promissory Note. In May 2005, the holder elected to convert its promissory note into Series IV preferred stock and is fully paid.

The notes are presently stated on a net to fair value basis.

In summary, the following are represented on the consolidated balance sheet.


Short-term Notes:
-----------------
                                    Fair Value
                                   -------------
Advantage Funds                    $    346,002
Advantage Capital                        43,500
Montgomery                              100,000
Gamma                                    25,000
                                   -------------
     Total Short-term:             $    514,502
                                   =============

Long-term convertible note

In April 2005, the Company entered into a Convertible Promissory Note to a former Company officer that was advanced to the Company in the amount of $86,790. The note has a 3-year term with interest payable only at a rate of 8% per annum. The Company has an option on the three year anniversary of the debenture to pay the debenture in full or convert into the Company's shares of common stock. However, in no event shall the Holder be entitled to convert this note so that the Holder, upon conversion would cause the aggregate number of shares of Common Stock beneficially owned by the Holder and its affiliates to exceed 4.99% of the outstanding shares of the Common Stock following such conversion. The Holder is entitled to convert into shares of the Company's common stock, at the price per share equal to the lesser of (a) an amount equal to one hundred and fifty percent (150%) of the closing bid price of the Common Stock or (b) an amount equal to fifty percent (50%) of the closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately preceding the Conversion Date.

In summary, the following are represented on the consolidated balance sheet.

Long-term Notes:
----------------
                                     Fair Value
                                   -------------
David Goldberg                          $86,790
    Discount on Note                    (71,583)
                                   -------------
      Total Long-term:             $     15,207
                                   =============

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $714,431, less accumulated amortization of $520,635 as of December 31, 2005. The obligations require monthly payments, including interest totaling $4,151. Interest rates range from 2% to 14% and the lease obligations mature through September 30, 2008. Various obligations are guaranteed by certain executive officers of the Company.

As of December 31, 2005, the aggregate future minimum annual lease payments under these leases are as follows:

      Years
Ending December 31,
-------------------
       2006                                                   $ 65,704
       2007                                                     16,887
       2008                                                      2,607
       2009                                                        -0-
                                                              --------
       Total                                                    85,198
       Less: amount representing interest                        2,803
                                                              --------
       Net present value of capital lease obligations           82,395
       Current portion                                          63,239
                                                              --------
       Long-term portion                                      $ 19,156
                                                              ========

NOTE 10 - NOTES PAYABLE

Two obligations with a vendor originally totaling $157,773 relating to the purchase of trailers were fully paid in April 2005.

A loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum. The loan matures in 2008, where the balance due approximates $14,000. Monthly installments totaling $2,664 began in June 2005 as required and is secured by the personal guarantees of the officers of Cargo Connection and is collateralized by substantially all the assets of Cargo Connection. As of December 31, 2005, the balance of the note is $81,167.

A note payable to Financial Federal Credit for $204,372 is secured by six tractors. The note bears interest at rate of 8% per annum and is payable in monthly installments of principal and interest totaling $7,489, matures in February 2006 and is collateralized by the tractors. At December 31, 2005, the balance due is $14,830. The note is secured by the personal guarantees of the officers of Cargo Connection.

An obligation due to a vendor totaling $108,256 relating to services provided was fully paid in February 2005.

The Company has a revolving loan with HSBC Bank whereby the Company was granted a $100,000 line of credit. At December 31, 2005, the balance on the line of credit was $100,000 and bears interest at a rate of prime plus 2-1/2% (9.75% at December 31, 2005). the Company is required to make monthly interest only payments until December 15, 2006, when the line of credit terminates. At that time the remaining balance becomes a note payable with a four year term. The obligation is collateralized by all of the assets of Mid-Coast and guaranteed by all of this company's officers.

The Company entered into a promissary note with National Semi-Trailer for repayment of trade payable obligations in the amount of $87,910. The note bears interest at a rate of 10% per annum and is payable in weekly installments of $2,041 and payable over 45 weeks.

At December 31, 2005, future minimum annual principal payments on the above notes are as follows:

Twelve Months
Ending December 31,
--------------------
      2006                   $  351,495
      2007                       30,446
      2008                       21,467
      2009                          -0-
                             ----------
                             $  403,408
                             ==========

NOTE 11 - SECURED CONVERTIBLE DEBENTURES

On May 12, 2005, the Company completed a financing agreement for $1,000,000 with Highgate House Funds, Ltd. (the "Investor"). Under the agreement the Company issued a $1,000,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of November 3, 2006. The debenture was secured by all of the assets of the Company. This note was paid off through a new financing arrangement entered into by the Company on December 29, 2005 with Montgomery Equity Partners, Ltd described below.

The Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $898,268 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, and the early redemption option. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the note.

In order to comply with generally accepted accounting principles in the United States, the Company`s consolidated financial statements had to reclassify the Highgate warrants from additional paid in capital to liabilities and interest expense effective May 12, 2005 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock", the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Highgate Instrument, Highgate was paid a fee of $105,525 in May 2005, and received a three-year warrant to purchase up to 250,000 shares of the Company's common stock at price of $0.001 per share. The warrant, which is exercisable immediately, was valued at $7,424 using a Black-Scholes option pricing model. The value of the warrant and the fees paid to Highgate were recorded as a discount to the note and are being amortized over the term of the loan using the effective interest method. Upon the repayment of the debenture which occurred in December 2005, the warrant was cancelled.

In October 2005, the Company entered into a second secured convertible debenture with members of the management in the amount of $75,000. Under the agreement the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible after into common shares of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the Conversion date.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature have has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months.

On December 29, 2005, the Company completed a financing agreement for $1,750,000 with Montgomery Equity Partners, Inc. (the "Investor"). Under the agreement the Company issued a $1,750,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of December 28, 2007. The debenture is convertible after into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. The Company simultaneously issued to the Investor a three year Warrant to purchase 2,000,000 Shares of the Company's common stock at an exercise price of $0.001. The Company is committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. The obligation contains several affirmative and negative covenants. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The debenture is secured by the assets of the Company. The registration statement has been filed in February 2006. Some of the other provisions are (a) the Company, at its option, can redeem a portion or all amounts outstanding under this Debenture prior to the Maturity Date at a redemption premium twenty five percent (25%) of the principal amount being redeemed, and accrued interest; (b) the Holder has rights of first refusal on additional funding to the Company, so long as any portion of this Debenture is outstanding if the Company intends to raise additional capital by the issuance or sale of capital stock; (c) the Holder, together with any affiliate thereof may not beneficially own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

The Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,857,752 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months.

In order to properly reflect the consolidated financial statements so that they comply with generally accepted accounting principles in the United States, the Company has classified the Montgomery warrants as liabilities and associated interest expenses effective December 29, 2005 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock", the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Montgomery Convertible Note, Montgomery was paid a fee of $135,000 in December 2005, and received a three-year warrant to purchase up to 2,000,000 shares of the Company's common stock at a price of $0.001 per share. The warrant, which is exercisable immediately, was valued at $3,784 using a Black-Scholes option pricing model. The value of the warrant and the fees paid to Montgomery were recorded as a discount to the note and are being amortized over the term of the loan using the effective interest method.

NOTE 13 - FINANCIAL INSTRUMENTS

Series A 6.5% Convertible Promissory Notes

These Notes are hybrid instruments which contain embedded derivative features which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes and the early redemption option. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes.

In order to correct the consolidated financial statements so that they comply with generally accepted accounting principles in the United States, the Company has restated the consolidated financial statements as of December 31, 2004 to reclassify the embedded derivatives in these Series A 6.5% Convertible Promissory Notes from additional paid in capital to liabilities and interest expense effective January 2003. The Holders of these Notes include Advantage Capital, Advantage Fund, Montgomery, Gamma, Alpha, Latitude and Cornell.

Goldberg Convertible Promissory Note

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature have has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 36 months.

In order to correct the consolidated financial statements so that they comply with generally accepted accounting principles in the United States, the Company will restate the consolidated financial statements for each quarter of 2005 to reclassify this Convertible Promissory Notes from additional paid in capital to liabilities and interest expense effective April 2005.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 15 - ACCRUED EXPENSES

Accrued expenses consist of the following:

Salaries                    $   208,509
Interest                        156,252
Other                            12,688
                             ----------
                             $  491,449
                             ==========

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Companies has entered into non-cancelable operating leases for offices and warehouse space in several States including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Companies lease equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Companies' proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 2005, are as follows:


                         Office and                     Equipment
                        Warehouse Space                 and Trucks
                        -------------                  -------------
2006                    $   1,402,112                  $     112,293
2007                        1,645,445                        113,978
2008                        1,610,170                        115,688
2009                        1,500,066                        117,424
2010                        1,323,933                         89,055
Thereafter                  4,670,171                            -0-
                        -------------                  -------------
                        $  12,151,897                  $     548,438
                        =============                  =============

Rent expense (inclusive of amortization of straight line expense) charged to operations for office and warehouse space for the twelve months ended December 31, 2005, and 2004 amounted to $1,698,881 and $1,269,741 respectively. See Note 18 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the years ended December 31, 2005 and 2004 amounted to $528,835 and $616,847, respectively.

Litigation

Various vendors and consultants have filed actions against the Company. The Company has included $37,500 in accounts payable and accrued expenses at December 31, 2005, as a contingency related to one of these unsettled claims, actions and judgments based on the Company's and Counsel's assessment for Old Fashioned Syrup Company.

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

Significant Customers

For the year ended December 31, 2005, the Company, through the broadening of its customer base, had two (2) customers that accounted for more than 10% of its operating revenue. One customer accounted for approximately 17% and the other approximately 11%. For the year ended December 31, 2004 the Company had two (2) customers, which comprised approximately 75% of operating revenue.

Issuance of Stock for Services

The Company had retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related developmental growth of the Company requiring monthly payments of $10,000 to the advisory firm. Upon termination, the Company would remain liable to the advisory firm for transactions consummated within the subsequent twenty-four months following the termination of the agreement. The relationship with this financial advisory firm was terminated on February 28, 2006.

The Company retained a public relations advisory firm as a business consultant to assist in a variety of areas relating to media and public relations of the Company requiring monthly payments of $2,000.

NOTE 17 - STOCKHOLDERS' DEFICIENCY

Conversion of Preferred Stock into Common

On May 5, 2005, the Company issued 10,000,000 common shares relative to a conversion of its series IV Preferred Stock in the amount of 25,000 shares.

In May 2005, the Company issued 200,000 shares of its common stock valued at $42,000 in accordance with an agreement with a Director who resigned on March 31, 2005.

On July 11, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On July 30, 2005, we issued 42,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock

On August 4, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On August 19, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On September 14, 2005, we issued 25,000,000 shares of our common stock to Triple Crown Consulting, Inc. and its assignees based on the conversion of 12,500 shares of Series IV Convertible Preferred stock.

On October 27, 2005, we issued 100,000 shares of series III Preferred Stock to two officers of Cargo Connection based on their investment of $100,000 into the Company.

Issuance of Stock Related to Capital

On August 9, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell shares of our common stock for a total purchase price of $15 million. If the Company requests advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of common stock of the Company for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $15 million. The maximum of each advance is equal to $400,000. In connection with the Standby Equity Distribution Agreement, the Company issued 8,315,789 shares of its common stock valued at $790,000 to Cornell as a commitment fee and we issued 105,263 shares of our common stock valued at $10,000 to Newbridge Securities as a placement agent fee. Such amounts have been recorded as deferred offering costs on the consolidated balance sheet at December 31, 2004. In April 2005, the Company and Cornell agreed to terminate this agreement and all related shares of common stock are to be returned to the Company. In May 2005, the 8,315,789 shares of common stock issued to Cornell were returned and cancelled. The Company has requested, but has not received the 105,263 shares of common stock issued to Newbridge Securities.

Conversion of Notes Payable

On January 6, 2005, the Company issued 747,044 shares of common stock to Gamma for the conversion of $25,000 of its promissory notes as requested in December 2004. The conversion has been recorded in January 2005.

On January 14, 2005, Latitude, holders of convertible promissory notes, had $135,000 of its promissory notes converted into 5,500,000 shares of the Company's common stock and $46,315 of accrued interest and $38,685 of additional interest.

On January 24, 2005, Cornell, holders of convertible promissory notes, had $10,000 of its promissory notes converted into 332,226 shares of the Company's common stock.

On May 18, 2005, Montgomery, holders of convertible promissory notes, had $15,000 of its promissory notes converted into 704225 shares of the Company's common stock. The stock transfer agent issued and additional 3,000 shares under this transaction.

On May 31, 2005, Montgomery, holders of convertible promissory notes, had $11,000 of its promissory notes converted into 825,206 shares of the Company's common stock.

On June 23, 2005, Alpha, holders of convertible promissory notes, had $50,000 of its promissory notes converted into 3,125,000 shares of the Company's common stock.

On July 21, 2005, we issued 2,083,333 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On July 29, 2005 we issued 18,578,083 shares of our common stock to Alpha, based on the conversion of $75,000 of a convertible promissory note.

On August 1, 2005, we issued 399,799 shares of our common stock to Montgomery, based on the conversion of $2,065.54 of a convertible promissory note.

On August 4, 2005, we issued 7,783,084 shares of our common stock to Alpha, based on the conversion of $30,000 of a convertible promissory note.

On August 16, 2005, we issued 1,500,000 shares of our common stock to Montgomery, based on the conversion of $18,156 of a convertible promissory note.

On September 2, 2005, we issued 546,218 shares of our common stock to Advantage, based on the conversion of $6,500 of a convertible promissory note.

On September 2, 2005, we issued 546,218 shares of our common stock to Advantage Capital, based on the conversion of $6,500 of a convertible promissory note.

On September 14, 2005, we issued 1,818,182 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On September 26, 2005, we issued 2,702,702 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On October 12, 2005, we issued 3,681,908 shares of our common stock to Montgomery, based on the conversion of $23,942 of a convertible promissory note and $2,016 of accrued interest.

On November 7, 2005, we issued 736,382 shares of our common stock to Montgomery, as consideration for damages incurred for failure to issue shares pursuant to a convertible promissory note in a timely manner. These shares were valued at $5,891.

On November 7, 2005, we issued 5,244,707 shares of our common stock to Alpha, based on the conversion of $25,000 of a convertible promissory note and $3,321 of accrued interest.

Preferred Stock

Series III: The Company amended its articles of incorporation in April 2003 and created 500,000 shares of Blank Check Series III Preferred Stock ("Series III"), $1.00 par value. The Series III preferred stock may be issued in one or more series, and each series will be so designated as to distinguish the shares thereof from the shares of all other series. The Board of Directors has express authority to fix, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series.

      o The Company is authorized to issue 500,000 shares of Series III preferred stock, $1.00 par value per share, of which 265,000 shares are issued and outstanding at December 31, 2005.

            o On September 23, 2004, the Company designated 165,000 shares of the class of its Series III Preferred Stock, par value $1.00, to Triple Crown Consulting pursuant to a Promissory Note with the Company dated August 5, 2004. The rights, preferences, and privileges of the Series III Preferred Stock are relative to those of the Series IV Preferred Stock, par value $1.00, designated to Triple Crown Consulting, Inc. Such shares are based on a convertible promissory note entered into between the Company and the Investment Fund on August 5, 2004.

                  o At the option of the Investment Fund, each outstanding share of Series III Preferred Stock is convertible into one share of common stock

            o In October 2005, the Company designated 100,000 shares of the class of its Series III Preferred Stock, par value $1.00, to Jesse Dobrinsky and John L. Udell ("Investors and Officers") as consideration for funds given to the Company. The rights, preferences, and privileges of the Series III Preferred Stock are relative to those of the Series IV Preferred Stock, par value $1.00, designated to Triple Crown Consulting, Inc. Such shares are based on an agreement entered into between the Company and the Investors on October 26, 2005. At the option of the Investors, each outstanding share of Series III Preferred Stock is convertible into common stock based on the following conversion formula: the conversion price per share shall be equal to the lesser of (i) the average of the lowest of three trading day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of the three day trading prices during the five trading days immediately prior to the funding date.

                  o At the option of the Investment Fund, each outstanding share of Series III Preferred Stock is convertible into one share of common stock. In addition, the holders of this Series III Preferred Stock and the holders of our common stock along with the holders of Series IV Preferred Stock shall vote together as a single class on all actions to be taken by our shareholders. At all meetings of the shareholders and in the case of any actions of shareholders in lieu of a meeting, each holder of the Series III Preferred Stock shall have thirty times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of common stock (rounded to the nearest whole number) into which such holder's shares of Series III Preferred Stock are then convertible, at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is effected. This provision for determination of the number of votes to which each holder of the Series III Preferred Stock is entitled shall also apply in cases in which the holders of the Series III Preferred Stock have the right to vote together as a separate class.

o Series IV: The Company amended its articles of incorporation in September, 2003 and January, 2006 and increased to 600,000 shares its Series IV convertible Preferred Stock ("Series IV"), $1.00 par value. Each share of the Series IV preferred stock is convertible into one share of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company's articles of incorporation state that the Series IV preferred stock will be convertible into the Company's common stock at a conversion price equal to the lesser of (1) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (2) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

      o The Company is authorized to issue 600,000 shares of class IV preferred stock, $1.00 par value per share, of which 552,500 shares are issued and outstanding at December 31, 2005.

NOTE 18 - STOCK OPTION PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2005, 220,000 options were outstanding under the 1999 Option Plan.

We currently have outstanding options to purchase 500,000 shares of common stock granted to individuals outside of any equity compensation plan adopted by us ("Non-Plan Grants"). During the year ended December 31, 2005, the Company granted on Non-Plan Grant to purchase 100,000 shares of common stock. Such Non-Plan Grants were made pursuant to the terms of option agreements, as applicable, with each such grant authorized by the board of directors of Cargo. The Non-Plan Grants have not been approved by our stockholders.

Options to purchase common stock under the 1999 Option Plan have been granted to Company employees at fair market value at the date of grant.

Stock options granted under the 1999 Option Plan generally become exercisable immediately and expire 2 years from the date of grant.

The following information summarizes the Company's stock option activity at December 31, 2005:

Stock Options Plans:


                                                                                           Weighted
                                                                                           Average
                                                                                           Exercise
                                                                  Options                  Price
                                                                ------------               -----------
         Outstanding at December 31, 2003                          220,000                 $    1.07
                Granted                                                 --                        --
                Exercised                                               --                        --
                Expired or cancelled                                    --                        --
                                                                ------------               -----------

         Outstanding at December 31, 2004                          220,000                 $    1.07
                Granted                                                 --                        --
                Exercised                                               --                        --
                Expired or cancelled                                    --                        --
                                                                ------------               -----------
         Outstanding at December 31, 2005                          220,000                 $   1.07
                                                                ============               ===========

Non-plan stock options:


                                                                                           Weighted
                                                                                           Average
                                                                                           Exercise
                                                                  Options                  Price
                                                                ------------               -----------

         Outstanding at December 31, 2003                            889,810               $     .61
                  Granted                                            400,000                     .14
                  Exercised                                               --                      --
                  Expired or cancelled                                    --                      --
                                                                ------------               -----------

         Outstanding at December 31, 2004                          1,289,810               $     .46
                  Granted                                            100,000                     .03
                  Exercised                                               --                      --
                  Expired or cancelled                               889,810                     .61
                                                                ------------               -----------
         Outstanding at December 31, 2005                            500,000               $     .07
                                                                ============               ===========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005


                                                                Outstanding and exercisable
                                                        --------------------------------------------
                                                        Weighted
                                                        Average          Weighted
                                                        Remaining        Average
                                      Number            Life             Exercise        Number
                                      Outstanding       In Years         Price           Exercisable
                                      --------------    -----------      ----------      -----------
Range of exercise price:
          $ .001 to   $.50                500,000              .75             .12           500,000
          $  .51 to  $1.00                    --                --              --                --
          $ 1.01 to  $1.50                220,000             3.71            1.07           220,000
                                      --------------                                     -----------
                                          720,000                                            720,000
                                      ==============                                     ===========

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company is due amounts from officers and related entities, which are not included in these consolidated financial statements and are controlled by the Companies' stockholders. These receivables are non-interest bearing and do not have formal repayment terms. Management does not anticipate full collection of these amounts within a one-year period.

The Company owes amounts to related entities not included in these consolidated financial statements which are controlled by the Company's stockholders. These amounts are non-interest bearing and do not bear formal repayment terms.

The Company rents warehouse space and equipment from related entities. For the twelve months ended December 31, 2005, and 2004, rent expense charged to operations related to these rentals totaled approximately $803,524 and $784,499 respectively. The leases contain various options for extending and terminate in February 2014.

The Company and its related parties are guarantying a lease for a 92,000 square foot facility located in Bensenville, Illinois for Underwing International.

Grant of Stock Options

During the quarter ended March 31, 2005, the then President of Championlyte was granted options pursuant to the June 2003 two year employment agreement to purchase 100,000 shares of the Company's common stock, which are exercisable at $0.03 per share. The employment agreement entitled the President, as long as he was employed with Champion, to purchase 100,000 shares of the Company's common stock for each 90-day period through the term of the employment agreement. All options would have a term of two years. The options are exercisable at a price equal to 100% of the closing price of the stock as of the grant date. The options become fully exercisable on the date of grant. During the six months ended June 30, 2005, the fair value of the options using the Black-Scholes Option Pricing Model was $3,000 and was being amortized to compensation expense over the term of the employment agreement. Upon the resignation of the President, which occurred concurrently with the reverse acquisition, any unamortized compensation was expensed.

Employment Agreements - Terminated upon Reverse Acquisition

In April 2003, the Company's Board of Directors had passed a resolution to compensate its directors and certain officer's 150,000 shares of common stock on a quarterly basis. In February 2004, this had been amended to 175,000 shares of the Company's common stock to reflect the addition of a new member to the Company's Board of Directors. The Board of Directors had also included the then President of the Company. The Board of Directors resigned on May 12, 2005 in concurrence with the reverse acquisition. The Company does not currently have a plan to compensate its new members of the Board of Directors.

In June 2003, Championlyte had entered into a formal employment agreement with the then President of Championlyte. The agreement was for a term of two years. The base salary for the executive was $3,500 per month, paid in the Company's common stock in the first year, and $4,000 per month payable in the Company's common stock in the second year. The employee was also entitled to commissions based on sales made as a direct result of the employee's efforts in amounts equal to 1% of gross sales payable on a quarterly basis.

NOTE 20 - SUBSEQUENT EVENTS

On January 6, 2006, we issued 4,566,210 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On January 9, 2006, we issued 2,705,628 shares of our common stock to Advantage Capital, based on the conversion of $5,000 of a convertible promissory note.

On January 9, 2006, we issued 4,032,258 shares of our common stock to Advantage, based on the conversion of $10,000 of a convertible promissory note.

On January 19, 2006, we issued 3,436,426 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On February 2, 2006, we issued 8,230,452 shares of our common stock to Advantage, based on the conversion of $20,000 of a convertible promissory note.

On February 2, 2006, we issued 3,541,666 shares of our common stock to Advantage Capital, based on the conversion of $8,500 of a convertible promissory note.

On February 2, 2006, we issued 8,230,452 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 8, 2006, we issued 5,249,344 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 16, 2006, we issued 8,264,463 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 27, 2006, we issued 11,509,993 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On March 1, 2006, we issued 3,496,503 shares of our common stock to Advantage Capital, based on the conversion of $10,000 of a convertible promissory note.

On March 1, 2006, we issued 8,710,801 shares of our common stock to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 3, 2006, we issued 8,064,516 shares of our common stock to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 7, 2006, we issued 6,053,269 shares of our common stock to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 10, 2006, we issued 4,180,602 shares of our common stock to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 14, 2006, we paid $242,017.77 to Advantage, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

On March 17, 2006, we paid $28,139.51 to Advantage Capital, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

On May 4, 2006, we issued 1,562,500 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On May 4, 2006, we paid $40,559.72 to Montgomery, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

NOTE 19 - INCOME TAXES

Prior to May 12, 2005, both Cargo Connection Logistics Corp. and Mid Coast Management, Inc. had elected under the Subchapter S provisions of the Internal Revenue Code to be treated as an "S" Corporation. Accordingly, there is no provision for federal and state income taxes for the Companies for the year ended December 31, 2004 and for the period January 1, 2005 through May 11, 2005, because such liability is the responsibility of the individual shareholders. Effective with the business combination as described in Note 1, Cargo Connection Logistics Corp. and Mid Coast Management, Inc. will no longer qualify to be taxed as "S" Corporations and therefore will be considered C-corporations subject to federal, state and local corporate taxes beginning May 12, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.

A valuation allowance has been provided for the entire net deferred tax asset due to the uncertainty surrounding the utilization of these deferred assets.

The Company has net operating loss carry-forwards for both federal and state purposes totaling approximately $4,000,000 that will expire through 2025. At the present time, a portion of the net operating loss carry-forwards for tax purposes may not be currently available as the Company is behind schedule in the filing of certain income tax returns.

Significant components of the Company's net deferred tax assets and liabilities at December 31, 2005, are as follows:

Deferred tax assets:
  Net operating loss carry-forwards      $ 1,588,129
  Derivative liability                       861,101
  Deferred rents                             350,227
  Stock options                              262,000
  Asset reserves                             170,787
                                         -----------
Total deferred tax assets                  3,232,244
                                         -----------

Deferred tax liabilities:
  Debt                                      (789,928)
  Fixed assets                               (58,037)
                                         -----------
Total deferred tax liabilities              (847,965)
                                         -----------
Net deferred tax asset                     2,384,279
Deferred tax asset valuation allowance    (2,384,279)
                                         -----------
Net Deferred tax asset                   $         0
                                         ===========

The Company evaluates the amount of deferred tax assets that are recorded against expected taxable income. As a result of this evaluation, the Company has recorded a valuation allowance of $2,384,279 for the year ended December 31, 2005, representing a current year change in the valuation allowance of $1,414,584. This allowance was recorded because, based on the weight of available evidence, it is more likely than not that the deferred tax assets may not be realized.

Income taxes computed at the federal statutory rate for the years ended December 31, 2005 and 2004 differ from amounts provided as follows:

                                                           2005         2004

Tax provision (benefit) at statutory rate                  (34%)        (34%)
State and local taxes, net of federal benefit               (6)          (6%)
Losses incurred before termination of S-elections            9           40
Change in valuation allowance                               31
                                                       -----------------------
Effective income tax rate                                   0%            0%
                                                       =======================

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Friedman LLP is the Company's independent registered public accounting firm. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

a)    Previous Independent Auditors:

      (i) On June 17, 2005, Massella & Associates, CPA, PLLC was dismissed as our independent registered public accounting firm and Friedman LLP was appointed as our new independent registered public accounting firm

      (ii) During the two most recent fiscal years and interim period subsequent to December 31, 2004, there have been no disagreements with Massella & Associates, CPA, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      (iii) Massella & Associates, CPA, PLLC`s report on the financial statements for the year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles but included an explanatory paragraph reflecting an uncertainty because the realization of a major portion of our assets was dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raised substantial doubt about our ability to continue as a going concern.

      (iv) Massella & Associates, CPA, PLLC furnished us with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter to the SEC dated June 17, 2005, was filed as an Exhibit to our Form 8-K filed on July 25, 2005 (SEC File No. 000-28223).

      (v) During the two most recent fiscal years and the interim period subsequent to December 31, 2004, there have been no reportable events with Massella & Associates, CPA, PLLC as set forth in Item 304(a)(i)(v) of Regulation S-K.

(b)   New Independent Registered Public Accounting Firm:

      (i) We engaged Friedman LLP as our new independent registered public accounting firm as of June 17, 2005. Prior to such date, we did not consult with Friedman LLP regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Friedman LLP, or (iii) any other matter that was the subject of a disagreement between us and our former independent registered public accounting firm as described in Item 304(a)(1)(iv) of Regulation S-B.

      Item 8A. - CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures

      The Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses:

      Management did not possess sufficient technical expertise nor have the needed knowledge base to properly account for and prepare financial footnotes in accordance with generally accepted accounting principles with regard to derivatives financing transactions.

      Management did not possess sufficient technical expertise nor have the needed knowledge base to properly account for and prepare financial footnotes in accordance with generally accepted accounting principles with regard to income taxes and deferred taxes.

      Management lacked certain internal controls over period-end reporting related to the identification of significant transactions, primarily equity transactions, embedded derivatives in certain financial instruments, which include among other things, convertible notes, freestanding warrant agreements and registration rights agreements and accounting for them in the proper periods. This deficiency resulted in a restatement of its financial statements for the three months ended March 31, 2005, the three and six months ended June 30, 2005, and the three and nine months September 30, 2005, as appropriate to properly account for the above transactions.

As a result of the identification of the misapplication of US GAAP rules, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures, which we believe will address the conditions identified as a material weakness, including the following:

      1) The Company has engaged an independent CFA to analyze the valuations pertaining to the embedded derivatives associated with the financial instruments.

      2) the Company has worked with an accounting firm (other than Company's independent auditor) to consult with on accounting issues;

      3) the Company will review new accounting pronouncements to determine the applicability to the Company;

      4) the Company will subscribe to professional publications that discuss new accounting rules and regulations;

      5) members of Company's accounting management will attend financial related seminars.

Based upon the above we believe we have set a plan in motion to correct any significant deficiencies or material weaknesses or other factors that could significantly affect these controls. Therefore the Company believes it will have proper controls and procedures in place to deal with these transactions on a go-forward basis.

(b) Changes in internal controls.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The company is party to a number of legal actions, which are not material to business operations.

Item 2. Changes in Securities.

On October 3, 2005, we issued 2,702,702 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note. The issuance was valued at 20,000 or $.0074 per share.

On October 12, 2005, we issued 3,681,908 shares of our common stock to Montgomery, based on the conversion of $23,942 of a convertible promissory note and $2,016 of accrued interest. The issuance was valued at $.0070 per share.

On November 15, 2005, we issued 736,382 shares of our common stock to Montgomery as consideration for damages incurred for failure to issue shares pursuant to a convertible promissory note in a timely manner. These shares were valued at $5,891 or $.008 per share.

On November 21, 2005, we issued 5,244,707 shares of our common stock to Alpha, based on the conversion of $25,000 of a convertible promissory note and $3,321 of accrued interest. The issuance was valued at $.0048 per share.

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

SUBSEQUENT EVENTS

On January 6, 2006, we issued 4,566,210 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On January 9, 2006, we issued 2,705,628 shares of our common stock to Advantage Capital, based on the conversion of $5,000 of a convertible promissory note.

On January 9, 2006, we issued 4,032,258 shares of our common stock to Advantage, based on the conversion of $10,000 of a convertible promissory note.

On January 19, 2006, we issued 3,436,426 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On February 2, 2006, we issued 8,230,452 shares of our common stock to Advantage, based on the conversion of $20,000 of a convertible promissory note.

On February 2, 2006, we issued 3,541,666 shares of our common stock to Advantage Capital, based on the conversion of $8,500 of a convertible promissory note.

On February 2, 2006, we issued 8,230,452 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 8, 2006, we issued 5,249,344 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 16, 2006, we issued 8,264,463 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 27, 2006, we issued 11,509.993 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On March 1, 2006, we issued 3,496,503 shares of our common stock to Advantage Capital, based on the conversion of $10,000 of a convertible promissory note.

On March 1, 2006, we issued 8,710,801 shares of our common stock to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 3, 2006, we issued 8,064,516 shares of our common stock to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 7, 2006, we issued 6,053,269 shares of our common stock to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 10, 2006, we issued 4,180,602 shares of our common stock to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 14, 2006, we paid $242,017.77 to Advantage, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

On March 17, 2006, we paid $28,139.51 to Advantage Capital, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

On May 4, 2006, we issued 1,562,500 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On May 4, 2006, we paid $40,559.72 to Montgomery, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

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

Item 3. Defaults Upon Senior Securities.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.
None

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

Our directors and officers, as of May 19, 2006, are set forth below. The following sets forth the names, ages, and titles of each of our directors and executive officers.


NAME                                AGE              DIRECTOR/POSITION(1)
----                                ---              --------------------

Jesse Dobrinsky                     50               President, Principal Executive Officer and Chairman of the Board of
                                                     Directors; President, Cargo Connection Logistics Corp. our subsidiary;
                                                     CEO, Mid-Coast Management, Inc. our subsidiary.

Scott Goodman                       46               Principal Financial Officer, Chief Operating Officer, Secretary and
                                                     Director; Executive Vice President, Treasurer and Secretary, Cargo
                                                     Connection Logistics Corp. our subsidiary; Treasurer and Secretary,
                                                     Mid-Coast Management, Inc. our subsidiary.

John L. Udell                       50               Vice President; Vice President and Assistant Secretary, Cargo
                                                     Connection Logistics Corp. our subsidiary; Vice President and
                                                     Assistant Secretary, Mid-Coast Management, Inc. our subsidiary.

(1) Officers and Directors
      a. All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified.
      b. The Officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

The following is a biographical summary of our directors and officers:

Jesse Dobrinsky, President, Chief Executive Officer and Director. Jesse was born in 1956. He was raised and educated in New York. Jesse has been an entrepreneur all of his life. While working his way through college, Jesse worked as an assistant pharmacist and an assistant manager for Edison Brothers Shoes. In mid-1978 he and an associate opened a retail stereo shop called Sounds Incredible. They grew this business until the sales volume was in excess of one
(1) million dollars per year. In 1981, Jesse was enticed into a family restaurant business where he spent the next year building up the business. In 1982, Jesse was given the opportunity to open a sales agency for a group of Midwestern meat haulers. This company was called Coast Dispatch, Inc. It was started in a small office in Manhattan and its focus was to sell westbound freight from the Northeastern portion of the United States. As this business grew, the customers began to inquire about trucks to haul freight throughout the country. In early 1983 Coast Dispatch, Inc. became an irregular route common carrier. Over the next twelve years Coast Dispatch, Inc. grew to over 40 company trucks and ten million dollars in sales. In 1995, Landstar-Inway approached Jesse and asked him to open an Air-Freight Division for the Landstar group. This division was called Cargo Connection Logistics. With Jesse at the helm the company grew from less than three million dollars in sales in 1996 to over five million dollars in sales in 1997. In late 1997, Landstar-Inway was directed to refocus on their core business and to disband any business that was not related to that core business. In 1997, Cargo Connection Logistics became a non-owned division of ARL and in 1998, did in excess of eight million dollars in sales. In 1999, the sales volume exceeded twelve million dollars and Cargo Connection Logistics became the largest non-owned division of ARL.

Scott Goodman, Chief Financial Officer, Chief Operating Officer, Secretary and Director. Scott was born in 1959. He attended schools in New York and Massachusetts. Scott holds a Bachelor of Science Degree in Business Administration with a major in accounting from Northeastern University. He also obtained his MBA from Adelphi University with majors in International Business and Corporate Finance. Scott began his career with Norman Goldstein Associates where his primary duties were as Controller for NGA and as Director of Operations for its subsidiary company, E & N Plastics. It was at this company that Scott began to travel the world. In 1983, Scott joined M. Blumenthal Graphics, a New York City printing house, as Controller and later as Director of Operations. In 1988, Scott went to work for Lafayette Precision Products. As Controller and Director of Purchasing, Scott was responsible for overseeing and managing the installation and implementation of a new computer system. In addition, he was very involved with developing new procedures for purchasing, inventory control and financial reporting. When Reichel & Drews bought the company and ultimately moved the operation to their headquarters in Itasca, IL in 1990, Scott went to work for Landes Marketing. At Landes Marketing Scott held dual positions as their Vice President and General Manager. He joined them in order to restructure their financial debt and reduce costs after heavy losses were sustained by the Landes family. Landes was a leader in the marketing and distribution of silver-plated tabletop and giftware. It was in this position that Scott began to develop a deeper understanding of the import business. One of the vendors Scott became intimate with was Ben Forman & Sons. In 1992, when Landes Marketing was being sold, Scott went to work for Ben Forman & Sons where he was responsible for the financial area of the multi-million dollar manufacturing company. He was also responsible for the company's related real-estate ventures. In 1995 Scott Goodman met Jesse Dobrinsky. In late 1995, he went to work for Coast Dispatch, Inc. as its CFO. In 1996 Scott joined Jesse Dobrinsky at Cargo Connection Logistics, where they went to work for Landstar-nway. With Jesse Dobrinsky as President, Scott joined the team as Executive Vice President. The company grew from less than three million dollars in sales in 1996 to over five million in sales in 1997. In late 1997, Landstar-Inway was directed to refocus on their core business and to disband any business that was not related to that main business focus. In 1997, Cargo Connection Logistics became a non-owned division of ARL and in 1998 had sales volumes in excess of eight million dollars. In 1999, the sales volume exceeded twelve million dollars and Cargo Connection Logistics became the largest non-owned division of ARL.

John L. Udell, Vice President. John was born in 1955. He was raised and educated in New York. John has had an entrepreneurial spirit his whole life. While working his way through college, John had many jobs. In 1976, before completing his education, John was called home from school to help save the family business. Later that year, John became the Director of the Finishing Division for AMPCO Printing Company. It became John's responsibility to make sure that jobs were finished properly and shipped out in a timely manner. While performing this job it became clear to John that there was a need for and ultimately an opportunity for a trucking company that could provide expedited service for the printing industry. He took this concept to a friend and in 1982, Jesse Dobrinsky and John Udell formed a company called Coast Dispatch, Inc. John soon found himself intrigued by the growth and opportunity at Coast Dispatch, Inc. He soon decided to make it his full time career. Over the next 12 years John was very instrumental in the development and growth of Coast Dispatch, Inc. In 1996, when Jesse departed from the company, John became its President and began to lead the company into a rebuilding process. It was his dream to build a regional trucking company that would focus on the New York Tri-State Area. In 1996, after bringing the company through a major overhaul, the investors chose to shut down the company. During that last year John had managed to reduce the debts of Coast Dispatch, Inc. from just over two million dollars to less than fifty thousand dollars. John spent the balance of the year closing Coast Dispatch, Inc. and selling off the assets of the company. In mid-1997, John joined Cargo Connection Logistics as its Director of Container Freight Station Operations. In that capacity, John managed the two main CFS operations in New York and Chicago. John also headed up both the Safety & Compliance and Driver Recruitment Departments.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of ours. Such code of ethics is filed as an exhibit to the accompanying registration statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended December 31, 2005.

Term of Office

Directors

Our Board of Directors currently consists of 2 seats. However, up to 7 may be elected to serve on the Board. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors. All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Officers

The officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Committees

The Company has not established any committees at this time.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. - EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2005 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the "Named Executive Officers") whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2006.

                           Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to the named Executive Officers whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2006:


                                                                                       LONG-TERM COMPENSATION
                                                                          ------------------------------------------------
                                           ANNUAL COMPENSATION              AWARDS           PAYOUTS
                                    -----------------------------------   ----------  --------------------
          (a)              (b)       (c)          (d)           (e)          (f)         (g)         (h)          (i)
--------------------      ----      ------       -----     ------------   ----------  ----------   -------    ------------
                                                                                      Securities
                                                                          Restricted  Underlying   LTIP
Name and Principal                  Salary       Bonus     Other Annual     Stock      Options     Payouts      All Other
Position                  Year       ($)          ($)      Compensation    Award(s)      ($)       SARs(1)    Compensation
--------------------      ----     --------      -----     ------------   ----------  ----------   -------    ------------
Jesse Dobrinsky           2005     125,577
President and             2004     160,462
Chief Executive Officer   2003     179,943

Scott Goodman             2005     108,077
Chief Financial Officer,  2004     142,904
Chief Operating Officer   2003     157,731
And Secretary

John L. Udell             2005      95,192
Vice President            2004     112,804
                          2003     141,288



                             OPTION/SAR GRANTS TABLE

                                                                            % TOTAL
                                                                         OPTIONS/SAR'S
                                                                          GRANTED TO
                                                  NO. OF SECURITIES    EMPLOYEES IN YEAR
                                                      UNDERLYING             ENDED
                                                    OPTIONS/SAR'S         DECEMBER 31,       EXERCISE OR
                                                       GRANTED               2005            BASE PRICE
NAME                                                     (#)                  (%)           ($ PER SHARE)    EXPIRATION DATE
------------------------------------------        -----------------    ----------------     -------------    ---------------
Jesse Dobrinsky                                               --                   --               --               --
  President and Chief Executive Officer

Scott Goodman                                                 --                   --               --               --
  Chief Financial Officer, Chief Operating
  Officer and Secretary

John L. Udell                                                 --                   --               --               --
  Vice President

The following table contains information regarding options exercised in the year ended December 31, 2005, and the number of shares of common stock underlying options held as of December 31, 2005, by Cargo Connection's named executive officers.


                                             AGGREGATED OPTIONS/SAR EXERCISES
                                                  IN LAST FISCAL YEAR AND
                                            FISCAL YEAR END OPTIONS/SAR VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED
                                 SHARES                              OPTIONS/SAR'S             IN THE MONEY OPTIONS/SAR'S
                              ACQUIRED ON                              AT FY END                       AT FY END
                                EXERCISE     VALUE REALIZED               (#)                             ($)
                              -----------    --------------   ----------------------------    ----------------------------
NAME                              (#)             ($)         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------   -----------    --------------   -----------    -------------    -----------    -------------
Jesse Dobrinsky
  President and Chief
  Executive Officer                    --               --             --              --              --              --

Scott Goodman
  Chief Financial Officer,
  Chief Operating Officer
  and Secretary                        --               --             --              --              --              --

John L. Udell
  Vice President                       --               --             --              --              --              --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of May 19, 2006, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                              Amount and
                                Nature        Percentage
       Name and Address      of Beneficial     of Common
     of Beneficial Owner       Ownership       Stock(1)
--------------------------   -------------   ------------
Jesse Dobrinsky (2)(3)(4)
  600 Bayview Avenue
  Inwood, New York 11096        71,879,738           8.13%

John L. Udell (3)(4)
  600 Bayview Avenue
  Inwood, New York 11096        71,879,738           8.13%

Scott Goodman (3)
  600 Bayview Avenue
  Inwood, New York 11096        71,879,738           8.13%

All officers and directors     215,639,214          24.39%

(1) Applicable percentage of ownership is based on 883,903,741 shares of common stock outstanding as of May 19, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable December 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Jesse Dobrinsky has a proxy from Triple Crown Consulting, Inc., which is the holder of 552,500 Series IV Preferred shares outstanding. As such he has the right to vote twenty times the number of shares of common stock that the Series IV Preferred Stock is convertible at such time as a vote is taken.

(3) On May 12, 2005, pursuant to the Stock Purchase Agreement and Share Exchange between the Company, Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., these shareholders have an agreement in place that they will be issued shares at the end of twelve months from the effective date of the Agreement so that these shareholders will own a total of eighty (80%) of the outstanding shares of the Company at such time. Therefore, on May 12, 2006, these individuals will be issued shares equal to eighty (80%) percent of the outstanding shares of the Company at such time.

(4) Jesse Dobrinsky and John L. Udell each are holders of 50,000 Series III Preferred shares outstanding, respectively. As such each has the right to vote thirty times the number of shares of common stock that the Series III Preferred Stock is convertible at such time as a vote is taken.

Stock Options

The following table sets forth information with respect to stock options granted to our named executive officers during fiscal year 2005 that have not been fully amortized:

                        OPTION/SAR GRANTS IN FISCAL 2005
                               (INDIVIDUAL GRANTS)

                  NUMBER OF               % OF TOTAL OPTIONS/SARs
                  SECURITIES UNDERLYING   GRANTED TO EMPLOYEES      EXERCISE   EXPIRATION
NAME              OPTIONs/SARs GRANTED    IN FISCAL YEAR 2005       PRICE      DATE
----              --------------------    -------------------       -----      ----
David Goldberg    100,000                 100,000                   $.03       June 30, 2007

The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options projected at the 2006 fiscal year end:

None

SERIES III CONVERTIBLE PREFERRED STOCK

                         Number of
                         Shares of        Percent of       Number of Shares of
                         Series III       Series III       Common Stock Into
                         Convertible      Convertible      Which Series III
                         Preferred Stock  Preferred Stock  Convertible Preferred
                         Beneficially     Beneficially     Stock are
Name of Shareholder      Owned(1)         Owned            Convertible(2)
-------------------      --------         -----            --------------

Advantage Fund I, LLC     165,000            62.26%           165,000
Jesse Dobrinsky            50,000            18 87%            50,000
John L. Udell              50,000            18.87%            50,000

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.
(2)   As of December 31, 2005.

SERIES IV CONVERTIBLE PREFERRED STOCK

                        Number of
                        Shares of         Percent of         Number of Shares of
                        Series IV         Series IV          Common Stock Into
                        Convertible       Convertible        Which Series IV
                        Preferred Stock   Preferred Stock    Convertible
                        Beneficially      Beneficially       Preferred Stock
Name of Shareholder     Owned(1)          Owned              are Convertible(2)
-------------------     --------          -----              --------------

Triple Crown
  Consulting, Inc.(3)   552,500          100%                552,500

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.
(2)      As of December 31, 2005
(3)      Benjamin Kaplan is the owner of Triple Crown Consulting, Inc.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cargo Connection Logistics Corp. has had transactions with a related party. The transactions were with CDI Management, Inc., which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. CDI furnished both rental property and equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year                     Rental Property                Equipment Leases
--------------------------------------------------------------------------------
2005                     $85,680                        $14,400
2004                     $85,680                        $14,400
2003                     $85,680                        $18,000

Cargo Connection Logistics Corp. has had transactions with a related party. The transactions were with Underwing International, LLC., which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. Underwing furnished equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year                                                    Equipment Leases
--------------------------------------------------------------------------------
2005                                                    $  4,800
2004                                                    $  4,800
2003                                                    $  4,800

Mid-Coast Management, Inc. has had transactions with a related party. The transactions were with CDI Management, Inc., which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. CDI furnished both rental property and equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year                     Rental Property                Equipment Leases
--------------------------------------------------------------------------------
2005                     $  582,000                     $14,400
2004                     $  376,000                     $14,400
2003                     $      -0-                     $21,600

Cargo Connection Logistics Holdings, Inc. has had transactions with a related party. In October, 2005, Cargo Connection Logistics Holdings, Inc. was loaned $75,000 by certain officers of the Company. This loan is collateralized through a convertible note at an interest rate of 15%. The certain officers are Jesse Dobrinsky, Scott Goodman and John L. Udell. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company.

Cargo Connection Logistics Holding, Inc. has had transactions with related parties. On October 27, 2005, Cargo Connection Logistics received funds through the sale of certain preferred stock of the Company. The Company received $100,000 from certain officers of the Company in return for the issuance of Series III Preferred Stock. The certain officers are Jesse Dobrinsky and John L. Udell. Mr. Dobrinsky is an officer, director and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company.


                                     PART IV

A. ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

      (a)   Reports on Form 8-K and Form 8K-A

On January 25, 2005, we filed a Form 8-K when the Company engaged Knightsbridge Capital to assist in exploring strategic options on behalf of the Company.

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

      (b)   Exhibits

3.1(1)   Articles of Incorporation

3.2(1)   By-laws

4.1(2)   Company 2005 Stock Incentive Plan

10.1(3) Stock Purchase Agreement and Share Exchange by and among Championlyte Holdings, Inc., the Company and Mid-Coast Management, Inc. effective May 10, 2005

10.2(4) Securities Purchase Agreement dated December 28, 2005, by and between the Company and Montgomery Equity Partners, Ltd.

10.3(4) Secured Convertible Debenture in the amount of $1,750,000 dated December 28, 2005

10.4(4) Investor Registration Rights Agreement dated December 28, 2005, by and between the Company and Montgomery Equity Partners, Ltd.

10.5(4)  Warrant for 2,000,000 shares dated December 28, 2005

10.6(4) Security Agreement dated December 28, 2005, by and between the Company and Montgomery Equity Partners, Ltd.

10.7(4) Escrow Agreement dated December 28, 2005, by and among the Company, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.

10.8(4) Subsidiary Security Agreement dated December 28, 2005, by and among the Company, Mid-Coast Management, Inc. and Montgomery Equity Partners, Ltd.

10.9(4) Agreement of Lease, dated March 10, 2001, by and between CDI Management, Inc. and Cargo Connection Logistics Corp.

10.10(4) Commercial Lease Contract, dated October 22, 2003, by and between M.D.
         Hodges Enterprises, Inc. and Cargo Connection Logistics Corp.

10.11(4) Lease, dated October 12, 2004, by and between Ralston Industries, Inc.
         and Mid-Coast Management, Inc.

10.12(4) Agreement of Lease, dated February 16, 2004, by and between CDI
         Management, Inc. and Mid-Coast Management, Inc.

10.13(4) Industrial Multi-Tenant Lease, dated September 30, 2004, by and between
         AMB HTD-Beacon Centre, LLC and Cargo Connection Logistics Corp.

10.14(4) Commercial Lease Agreement, dated January 31, 2005, by and between MP
         Cargo ORD Property, LLC and Underwing International, LLC

14(4)    Code of Ethics

31.1 Certification of Jesse Dobrinsky pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Scott Goodman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jesse Dobrinsky pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott Goodman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Form 10-KSB originally filed with the Securities and Exchange Commission on November 19, 1999 (SEC file: 000-28223)
(2) Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2005
(3) Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006
(4) Incorporated by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 14, 2006

Item 14. - Principal Accountant Fees and Services

Audit Fees

Friedman, LLP provided audit services for us for pertaining to our fiscal year ended December 31, 2005 and December 31, 2004. The aggregate fees billed by Friedman, LLP for the audit of our annual financial statements and review of our financial statements was $146,168 incurred during our fiscal year ended December 31, 2005 and $-0- for fiscal year ended December 31, 2004.

Tax Fees

There were no fees billed for our fiscal year ended December 31, 2005 for any professional tax advice or tax planning services rendered by Friedman, LLP.

All Other Fees

There were no fees billed for the fiscal year ended December 31, 2005 for professional services rendered by Friedman, LLP for all other services not disclosed above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2006


                                 CARGO CONNECTION LOGISTICS HOLDING, INC.


                                 By: /s/ Jesse Dobrinsky
                                     ------------------------------------
                                     Jesse Dobrinsky,
                                     President and Chief Executive Officer



                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on May 19, 2006 by the following persons on behalf of the Registrant, in the capacities indicated.


                              /s/ Jesse Dobrinsky
                              --------------------------------------------------
                              Jesse Dobrinsky, President, Chief Executive
                              Officer and Director (Principal Executive Officer)


                              /s/ Scott Goodman
                              --------------------------------------------------
                              Scott Goodman, Chief Financial Officer,
                              Chief Operating Officer and Director
                              (Principal Accounting and Financial Officer)