Form 10KSB/A
period 2004-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2006-06-02
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         AMENDMENT NO. 2 TO FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2004

                            COMMISSION FILE #0-28223


                    CARGO CONNECTION LOGISTICS HOLDING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                     FLORIDA
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)


                                   65-0510294
                      (IRS EMPLOYER IDENTIFICATION NUMBER)


                   600 BAYVIEW AVENUE, INWOOD, NEW YORK 11096
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (516) 239-7000
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)


                           CHAMPIONLYTE HOLDINGS, INC.
            3450 Park Central Blvd., N. Pompano Beach, Florida 33064
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


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

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 20, 2005, WAS: $751,275

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 20, 2005 IS: 36,106,110

TRANSFER AGENT AS OF APRIL 20, 2005:


                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

EXPLANATION OF AMENDED FILING: THIS AMENDMENT NO. 2 TO FORM 10-KSB IS BEING FILED TO INCLUDE CHANGES RELATING TO ACCOUNTING FOR EMBEDDED DERIVATIVE INSTRUMENTS AND ITS ASSOCIATED LIABILITIES.

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

SARA LEE LICENSE AGREEMENT

We have finalized a license agreement with Sara Lee for the use of the "Championlyte" name. A lawsuit was commenced by Sara Lee against us. The details of the lawsuit are contained in the "Legal Proceedings" section of this document. On April 1, 2003, the parties to this case signed a settlement agreement. The settlement agreement provides that we will assign the "Champion lyte" trademark to Sara Lee and Sara Lee will grant us an exclusive license of the "Championlyte" trademark for sugar-free sports drinks only in the United States, Canada and Mexico. The terms of the license agreement are for an initial term of five (5) years and two renewal terms of (5) years each, subject to us meeting all minimum sales and royalty requirements. If we meet all requirements after the first 3 five year terms, the parties agree to negotiate in good faith for two additional five year terms. Minimum calendar year sales are as follows:

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

Interest and financing expense as restated amounted to $599,075 for the year ended December 31, 2004 compared to $420,487 for the year ended December 31, 2003. This relates to various notes payable. The net effect resulted in a net loss as restated for the year ended December 31, 2004 of $2,334,261 compared to a net loss as restated of $2,909,508 for the year ended December 31, 2003.

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

When our stock is used in transactions, the transactions are generally valued using the price of the shares being transferred at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and I believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

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

Notes to Consolidated Financial Statements                         F-6 to F-28

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of:
ChampionLyte Holdings, Inc. and Subsidiaries Pompano Beach, FL

We have audited the accompanying consolidated balance sheet of ChampionLyte Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statement of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of ChampionLyte Holdings, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

MASSELLA & ASSOCIATES, CPA, PLLC

Syosset, New York
April 15, 2005, except for Note 4, as to which the date is May 30, 2006.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

                                                                  (as restated)
Current assets:
     Accounts receivable, net                                    $        9,553
     Inventory                                                           57,464
                                                                 --------------
         Total current assets                                            67,017

Property and equipment, net                                                  --
                                                                 --------------

         Total assets                                            $       67,017
                                                                 ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Cash overdraft                                              $       11,277
     Accounts payable                                                   582,940
     Due to officer                                                       8,088
     Convertible notes payable                                        1,250,672
     Derivative financial instruments                                   976,213
     Payroll taxes payable                                               74,509
     Accrued expenses and other current liabilities                     421,741
                                                                 --------------
         Total current liabilities                                    3,325,440

Commitments and contingency

Stockholders' deficiency:
     Series III convertible preferred stock,  par value $1.00
       - authorized 500,000 shares, 165,000 shares issued and
       outstanding (liquidated value of $165,000)                       165,000
     Series IV convertible preferred stock,  par value $1.00
       - authorized 250,000 shares, 100,000 shares issued and
       outstanding (liquidation value $100,000)                         100,000
     Common stock, par value $.001 - authorized 200,000,000
       shares, 44,421,899 shares issued and outstanding                  44,422
     Additional paid-in capital                                      16,745,647
     Unearned services                                                  (34,119)
     Deferred compensation                                              (29,250)
     Deferred offering costs                                           (800,000)
     Accumulated deficit                                            (19,450,123)
                                                                 --------------
         Total stockholders' deficiency                              (3,258,423)
                                                                 --------------

         Total liabilities and stockholders' deficiency          $       67,017
                                                                 ==============


The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                               --------------------------------
                                                    2004              2003
                                               --------------    --------------
                                                (as restated)     (as restated)

Net sales                                      $      690,511    $      410,351

Cost of goods sold                                    592,544           335,999
                                               --------------    --------------

Gross profit                                           97,967            74,352

Selling, general and administrative                 1,532,875         2,631,306
                                               --------------    --------------

Loss from operations                               (1,434,908)       (2,556,954)

Other income (expenses):
Licensing revenue                                          --           157,900
Gain on forgiveness of trade payables                  34,809           363,877
Loss on impairment of intangibles                          --          (233,154)
Loss on disposal of fixed assets                           --           (15,815)
Interest and financing expense                       (599,075)         (420,487)
Derivative instrument expense                        (335,087)         (193,088)
Other income (expenses)                                    --           (11,787)
                                               --------------    --------------

Other income (expenses), net                         (899,353)         (352,554)
                                               --------------    --------------

Net loss from continuing operations
  before income tax expense                        (2,334,261)       (2,909,508)
Income tax expense                                         --                --
                                               --------------    --------------
Net loss                                       $   (2,334,261)   $   (2,909,508)
                                               ==============    ==============

Basic and Diluted Earnings (Loss) Per share    $        (0.06)   $        (0.15)
                                               ==============    ==============

Weighted average number of common shares
  outstanding - basic and diluted                  36,028,793        19,824,491
                                               ==============    ==============

The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                  CHAMPIONLYTE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                              Series II           Series III
                                                                                              Convertible         Convertible
                                                                     Common Stock           Preferred Stock     Preferred Stock
                                                                 ---------------------  ---------------------  ------------------
                                                                   Shares     Amount      Shares      Amount    Shares    Amount
                                                                 -----------  --------  ----------  ---------  -------- ---------
December 31, 2002                                                 7,559,399   $ 7,560           -   $       -        -  $      -

Conversion of Series II redeemable convertible preferred stock    5,453,915     5,454           -           -        -         -

Issuance of shares for services rendered                         11,506,585    11,506           -           -        -         -

Issuance of shares for settlements of amounts due                 1,751,125     1,751           -           -        -         -

Issuance of shares for compensation                               2,187,665     2,188           -           -        -         -

Issuance of shares to directors                                     550,000       550           -           -        -         -

Issuance of shares in consideration of convertible note payable     400,000       400           -           -        -         -

Conversion of convertible notes payable to common stock           1,412,122     1,412           -           -        -         -

Exercise of options                                                  50,834        51           -           -        -         -

Issuance of options for services                                          -         -           -           -        -         -

Amortization of unearned services                                         -         -           -           -        -         -

Amortization of deferred compensation                                     -         -           -           -        -         -

Warrants issued for services rendered                                     -         -           -           -        -         -

Warrants issued in settlement of amounts due                              -         -           -           -        -         -

Conversion of convertible notes payable to preferred stock                -         -           -           -        -         -

Net loss                                                                  -         -           -           -        -         -
                                                                 -----------  --------  ----------  ---------- -------- ---------

Balance December 31, 2003 (as restated)                          30,871,645    30,872           -           -        -         -

Issuance of shares for services                                   1,121,124     1,121           -           -        -         -

Issuance of shares to directors                                     263,888       264           -           -        -         -

Conversion of convertible notes payable to common stock           1,213,848     1,214           -           -        -         -

Election to repay loan advances from chief executive officer      1,000,000     1,000           -           -        -         -


Election to repay note payable - related party                      147,368       147           -           -        -         -

Common stock issued for commitment fees                           8,421,052     8,421           -           -        -         -

Common stock issued for accrued expenses payable                  1,040,814     1,041           -           -        -         -

Issuance of options and warrants for services                             -         -           -           -        -         -

Cashless exercise of warrants                                       342,160       342           -           -        -         -

Issuance of preferred stock                                               -         -           -           -  165,000   165,000

Amortization of unearned services                                         -         -           -           -        -         -

Amortization of deferred compensation                                     -         -           -           -        -         -

Net loss                                                                  -         -           -           -        -         -

                                                                 -----------  --------  ----------  ---------- -------  ---------
Balance December 31, 2004 (as restated)                           44,421,899  $ 44,422           -  $        - 165,000  $ 165,000
                                                                 ===========  ========  ==========  ========== =======  =========


                                                                       Series IV
                                                                      Convertible
                                                                    Preferred Stock      Additional
                                                                  --------------------     Paid-in     Deferred      Unearned
                                                                   Shares     Amount       Capital   Compensation    Services
                                                                  ---------  ----------  -----------  -----------   ----------
December 31, 2002                                                        -   $       -   $4,979,550   $        -    $       -

Conversion of Series II redeemable convertible preferred stock           -           -    8,224,273            -            -

Issuance of shares for services rendered                                 -           -    1,100,393            -     (820,348)

Issuance of shares for settlements of amounts due                        -           -      315,660            -            -

Issuance of shares for compensation                                      -           -      201,271     (123,750)           -

Issuance of shares to directors                                          -           -       79,450            -            -

Issuance of shares in consideration of convertible note payable          -           -       61,600            -            -

Conversion of convertible notes payable to common stock                  -           -      210,407            -            -

Exercise of options                                                      -           -        3,283            -            -

Issuance of options for services                                         -           -      108,500     (108,500)           -

Amortization of unearned services                                        -           -            -            -      666,548

Amortization of deferred compensation                                    -           -            -      125,275            -

Warrants issued for services rendered                                    -           -      150,671            -            -

Warrants issued in settlement of amounts due                             -           -        4,000            -            -

Conversion of convertible notes payable to preferred stock         100,000     100,000            -            -            -

Net loss                                                                 -           -            -            -            -
                                                                  ---------  ----------  -----------  -----------   ----------

Balance December 31, 2003 (as restated)                            100,000     100,000   15,439,058     (106,975)    (153,800)

Issuance of shares for services                                          -           -      146,424            -     (108,191)

Issuance of shares to directors                                          -           -       52,236            -            -

Conversion of convertible notes payable to common stock                  -           -       83,117            -            -

Election to repay loan advances from chief executive officer             -           -       69,000            -            -

Election to repay note payable - related party                           -           -       34,853            -            -

Common stock issued for commitment fees                                  -           -      791,579            -            -

Common stock issued for accrued expenses payable                         -           -      162,756            -            -

Issuance of options and warrants for services                            -           -       14,000      (14,000)           -

Cashless exercise of warrants                                            -           -      (47,376)           -            -

Issuance of preferred stock                                              -           -            -            -            -

Amortization of unearned services                                        -           -            -            -      227,872

Amortization of deferred compensation                                    -           -            -       91,725            -

Net loss                                                                 -           -            -            -            -

                                                                  ---------  ----------  -----------  -----------   ----------
Balance December 31, 2004 (as restated)                            100,000   $ 100,000   $16,745,647  $ (29,250)    $ (34,119)
                                                                  =========  ==========  ===========  ===========   ==========


                                                                   Deferred                      Total
                                                                   Offering   Accumulated     Stockholders'
                                                                    Costs       Deficit        Deficiency
                                                                  ----------  -----------     -----------
December 31, 2002                                                 $          (14,206,354)     $(9,219,244)

Conversion of Series II redeemable convertible preferred stock                         -        8,229,727

Issuance of shares for services rendered                                               -          291,551

Issuance of shares for settlements of amounts due                                      -          317,411

Issuance of shares for compensation                                                    -           79,709

Issuance of shares to directors                                                        -           80,000

Issuance of shares in consideration of convertible note payable                        -           62,000

Conversion of convertible notes payable to common stock                                -          211,819

Exercise of options                                                                    -            3,334

Issuance of options for services                                                       -                -

Amortization of unearned services                                                      -          666,548

Amortization of deferred compensation                                                  -          125,275

Warrants issued for services rendered                                                  -          150,671

Warrants issued in settlement of amounts due                                           -            4,000

Conversion of convertible notes payable to preferred stock                             -          100,000

Net loss                                                                      (2,909,508)      (2,909,508)
                                                                  ----------  -----------      -----------

Balance December 31, 2003 (as restated)                                   -  (17,115,862)      (1,806,707)

Issuance of shares for services                                           -            -           39,354

Issuance of shares to directors                                           -            -           52,500

Conversion of convertible notes payable to common stock                   -            -           84,331

Election to repay loan advances from chief executive officer              -            -           70,000

Election to repay note payable - related party                            -            -           35,000

Common stock issued for commitment fees                            (800,000)           -                -

Common stock issued for accrued expenses payable                          -            -          163,797

Issuance of options and warrants for services                             -            -                -

Common stock issued for compensation                                      -            -                -

Cashless exercise of warrants                                             -            -          (47,034)

Issuance of preferred stock                                               -            -          165,000

Amortization of unearned services                                         -            -          227,872

Amortization of deferred compensation                                     -            -           91,725

Net loss                                                                  -    (2,334,261)     (2,334,261)

                                                                  ----------  -------------   ------------
Balance December 31, 2004 (as restated)                           $(800,000)  (19,450,123)    $(3,258,423)
                                                                  ==========  =============   ============

The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                  CHAMPIONLYTE PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

                                                                              Years Ended December 31,
                                                                          --------------------------------
                                                                               2004              2003
                                                                          --------------    --------------
                                                                          (as restated)      (as restated)
Cash flows from operating activities:
   Net loss                                                               $   (2,334,261)   $   (2,909,508)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
        Depreciation and amortization                                                957            58,365
        Interest expense related to derivative financial instruments                  --            21,879
        Mark to market on derivative financial instrument expense                335,087           193,088
        Amortization (issuance) of discount on convertible notes                 362,164            63,996
        Change in allowance for bad debts                                         54,245                --
        Convertible notes payable issued for services                            125,124                --
        Series III preferred stock issued for services and financing              50,000                --
        Amortization of deferred services                                        319,597                --
        Loss on disposal of equipment                                                 --            15,815
        Impairment charges for intangibles                                            --           233,154
        Issuance of common stock for directors fees                               52,500                --
        Cashless exercise of warrants                                            (47,034)               --
        Common stock, options and warrants issued for services and
          financing expenses                                                      39,354         1,541,578
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                  35,779           (63,959)
      Increase in inventory                                                       (9,957)          (47,507)
      Decrease (increase) in prepaid expenses                                         25            (4,750)
      Increase in cash overdraft                                                  11,277                --
      Increase (decrease) in accounts payable                                      4,953          (150,514)
      Increase in accrued expenses and other current liabilities                 702,376            87,222
      Decrease in due to factor                                                       --           (23,369)
      Increase in payroll taxes payable                                            1,965            72,544
                                                                          --------------    --------------
Net cash used in operating activities                                           (295,849)         (911,966)
                                                                          --------------    --------------

Cash flows from investing activities
   Cash paid for acquisition of Old Fashioned                                         --          (135,000)
                                                                          --------------    --------------

Cash flows from financing activities:
   Proceeds from convertible notes payable                                        50,000           549,264
   Operating expenses paid through convertible notes                                  --           500,392
   Advances from related party                                                    86,700                --
   Repayments towards related party                                               (8,612)               --
   Purchase of Series III preferred stock                                        115,000                --
   Purchase of Series IV preferred stock                                          50,000                --
                                                                          --------------    --------------
Net cash provided by financing activities                                        293,088         1,049,656
                                                                          --------------    --------------

Net (decrease) increase in cash                                                   (2,761)            2,690

Cash, beginning of period                                                          2,761                71
                                                                          --------------    --------------

Cash, end of period                                                       $           --    $        2,761
                                                                          ==============    ==============

Supplemental disclosure of cash flow information:

Cash paid during the year:
   Interest expense                                                       $           --    $           --
                                                                          ==============    ==============
   Income taxes                                                           $           --    $           --
                                                                          ==============    ==============

Noncash investing and financing activities:

   Conversion of redeemable convertible preferred stock to common stock   $           --    $    8,229,727
                                                                          ==============    ==============
   Issuance of common stock for settlements of amounts due                $      163,797    $      299,109
                                                                          ==============    ==============
   Assets derived through proceeds from notes payable                     $           --    $      (35,546)
                                                                          ==============    ==============
   Conversion of convertible notes payable to Series IV Preferred Stock   $           --    $      100,000
                                                                          ==============    ==============
   Issuance of common stock for services to be provided                   $      108,191    $      820,348
                                                                          ==============    ==============
   Issuance of options for services to be provided                        $       14,000    $      232,250
                                                                          ==============    ==============
   Issuance of common stock due to options excercised                     $           --    $        3,334
                                                                          ==============    ==============
   Conversion of convertible notes payable to common stock                $       84,331    $      148,273
                                                                          ==============    ==============
   Stock issued for deferred offering cost                                $      800,000    $           --
                                                                          ==============    ==============
   Issuance of common stock for officer loans                             $       70,000    $           --
                                                                          ==============    ==============
   Conversion of Series IV preferred stock to convertible notes payable   $       50,000    $           --
                                                                          ==============    ==============
   Conversion of accrued expenses to convertible notes payable            $      350,366    $           --
                                                                          ==============    ==============
   Issuance of common stock for note payable - related party              $       35,000    $           --
                                                                          ==============    ==============
   Net increase in discount on convertible notes payable                  $       30,958    $      395,201
                                                                          ==============    ==============

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

n. Fair value of financial instruments - For certain of the Company's financial instruments, including cash, receivables, and accounts payable, accrued expenses, the carrying amounts approximate their fair values due to the immediate or their short-term maturities of these financial instruments. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

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

s. Discount on debt - The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

t. Derivatives - The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the related interpretations. SFAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At December 31, 2004, the Company had not entered into any transactions which were considered hedges under SFAS 133.

u. Financial instruments - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. At December 31, 2004, the Company's accumulated deficit as restated was $19,450,123 and its working capital deficiency was $3,258,423. For the years ended December 31, 2004 and 2003, the Company had a net loss as restated of $2,334,261 and $2,909,508, respectively. In addition, the Company is in default of all its debt obligations.

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

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company's management and its audit committee concluded, on April 18, 2006, that we would restate previously issued consolidated financial statements for the two years ended December 31, 2004 and 2003 to correct for errors in the accounting for embedded derivative instruments within the Company's debt that required the Company to bifurcate them and account for them separately as derivative instrument liabilities. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Consolidated Balance Sheet for December 31, 2004, and Statements of Operations in the Company's Annual Report on Form 10-K for fiscal 2004 and 2003.

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

The Company reviewed its initial accounting for its Series A 6.5% Convertible Promissory Notes originally issued to Advantage Fund and subsequent notes issued and/or assigned to Advantage Capital, Alpha, Gamma, Cornell and Montgomery. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, will be subject to SFAS 133 and should be recorded at fair value.

Embedded derivatives contained in the convertible debenture are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These embedded derivatives will also be marked to market on each balance sheet date.

The resulting debt discount will be amortized over the period of the convertible debt as interest and other expenses in our accompanying consolidated statements of operations.

The effect on our accompanying consolidated balance sheet as of December 31, 2004, was an increase in liabilities by $976,213 and corresponding decrease in stockholders' deficiency of $976,213. The effect on our consolidated statements of operations for the year ended December 31, 2004 was an increase in our net loss of $299,957. Basic and diluted earnings per share for the year ended December 31, 2004, did not change.

The effect on our consolidated balance sheet as of December 31, 2003, was an increase in liabilities by $278,964 and corresponding decrease in stockholders' deficiency of $278,964. The effect on our consolidated statements of operations for the year ended December 31, 2003 was an increase in our net loss of $11,316. Basic and diluted earnings per share for the year ended December 31, 2003, did not change.

Features within the debt noted above that have been evaluated and determined to require such treatment include:

o     The principal conversion options.

o     The monthly payments conversion options.

o     Registration Rights

o     Potential liquidated damages

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

The foregoing restatement adjustments did not affect the Company's reported cash and cash equivalents balance during these reported periods.

              Impact of the Financial Statement Adjustments on the
                      Consolidated Statements of Operations

The following table presents the impact of the consolidated financial statement adjustments on the Company's previously reported consolidated statements of operations for the fiscal years ended December 31, 2004 and 2003:


                                                                 Year Ended December 31,
                                                ---------------------------------------------------------
                                                    2004           2004           2003           2003
                                                ------------   ------------  -------------  -------------
                                                (As reported)  (As restated) (As reported)  (As restated)

Loss from operations                            $ (1,434,908)  $ (1,434,908) $  (2,556,954) $  (2,556,954)
Other (expense) income, net                         (599,396)      (564,266)      (341,238)      (159,466)
Derivative instrument expense                             --       (335,087)            --       (193,088)
                                                ------------   ------------  -------------  -------------
Net Loss                                        $ (2,034,304)  $ (2,334,261) $  (2,898,192) $  (2,909,508)
                                                ============   ============  =============  =============

Basic and diluted net loss per share:           $      (0.06)  $      (0.06) $       (0.15) $       (0.15)
Shares used in computing basic and diluted
net loss per share                                36,028,793     36,028,793     19,824,491     19,824,491
                                                ============   ============  =============  ==============


Impact of the Financial Statement Adjustments on the Consolidated Balance Sheets

The following is a summary of the impact of the adjustments on the Company's previously reported consolidated balance sheet as of December 31, 2004.


                                                             December 31, 2004
                                                        ----------------------------
                                                        (As reported)  (As restated)
                                                        -------------  -------------

TOTAL ASSETS                                            $      67,017  $      67,017
                                                        =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Other current liabilities                               $   1,098,555  $   1,098,555
Convertible notes payable                                   1,250,672      1,250,672
Derivative financial instruments                                   --        976,213
                                                        -------------  -------------
Total liabilities                                           2,349,227      3,325,440

Stockholders' deficiency
Preferred stock                                               265,000        265,000
Common stock                                                   44,422         44,422
Deferred costs                                               (863,369)      (863,369)
Additional paid-in capital                                 17,410,588     16,745,647
Accumulated deficit                                       (19,138,851)   (19,450,123)
                                                        -------------  -------------
Total stockholders' deficiency                             (2,282,210)    (3,258,423)
                                                        -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $      67,017  $      67,017
                                                        =============  =============

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

NOTE 6 - REACQUISITION OF OLD FASHIONED

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

Historical book value of net assets acquired $ 77,196 Excess of the purchase price over the fair value of the net assets $210,617

The operating results of Old Fashioned have been included in the consolidated statements of operations from the acquisition date (August 20, 2003). The Company's unaudited proforma results for the twelve months ended December 31, 2003 assuming the merger occurred on January 1, 2003 is as follows:


                                2003

Net sales                   $    410,351
                            ============
Net loss                    $ (2,851,751)
                            ============
Basic loss per share        $       (.14)
                            ============
Weighted average shares       19,824,491


These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 2003 or the future results of operations.

NOTE 7 - ACCOUNTS RECEIVABLE

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

NOTE 8 - INTANGIBLE ASSETS

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

NOTE 9 - PROPERTY AND EQUIPMENT

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

NOTE 10 - CONVERTIBLE NOTES PAYABLE

The Company is obligated under various Series A convertible promissory notes payable to five entities totaling $1,065,672. The notes were due December 31, 2004 and are considered on demand. The notes bear interest at 6.5% and are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. Pursuant to the terms of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the note holders granting the collateral agent a security interest in substantially all of the Company's assets.

The Company is obligated under a $50,000 Series B 6.5% Convertible Promissory Note. In May 2005, the holder elected to convert its promissory note into Series IV preferred stock and is fully paid.

The notes are presently stated on a net to fair value basis.

In summary, the following are represented on the consolidated balance sheet.

Convertible Notes:

                                    Fair Value
                                   -------------
Series A:
Advantage Funds                    $     470,002
Cornell Capital                          367,170
Alpha and Gamma                          228,500
                                   -------------
     Total Series A:               $   1,065,672

Series B:
Triple Crown Capital               $      50,000

Other:
Latitude Note                      $     135,000
                                   -------------

         Total Notes Payable:      $   1,250,672
                                   =============

Further explanations to the above are noted below:

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

In August 2004, Advantage sold a total of $400,000 worth of such Convertible Note to Cornell Capital Partners, LLP ("Cornell"). Upon receipt of the funds, Advantage immediately reinvested $165,000 into the Company. In consideration for the $165,000 the Company issued a convertible promissory note dated August, 2004. Subsequently, the Company and Advantage agreed to exchange the $165,000 note for 165,000 shares of the class of its Preferred Stock known as Series III Preferred Stock, par value $1.00 in consideration for the satisfaction of the note.

During the year ended December 31, 2004, Advantage funded the Company and the note increased by $405,490. (See Note 15). During the year ended December 31, 2004, Cornell elected to convert $31,831 of its promissory notes into 611,152 shares of the Company's common stock.

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

At December 31, 2004, amounts owed to Advantage aggregated $470,002, Cornell Capital aggregated $367,170, Triple Crown Consulting, Inc. aggregated $50,000, Alpha and Gamma aggregated $228,500 and amounts owed to Latitude Asset Investment Corp. ("Latitude") aggregated $135,000. Accrued interest of $50,203, $10,296 and $14,592 due to Advantage, Triple Crown Consulting, Inc. and Alpha and Gamma, respectively, is included in accrued expenses in the accompanying consolidated balance sheet.

A note with Latitude for $135,000, was originated on August 15, 2003 in order to fund the acquisition of Old Fashioned (see NOTE 6). The note matured on October 14, 2004 but was subsequently extended until January 15, 2005 and bears interest at a rate of 6.0% per year. If the note is still outstanding after six months from the origination date, then, at the option of the holder, the principal plus accrued interest may be converted into 51% of the issued and outstanding common stock of Old Fashioned. As of December 31, 2004 the promissory note is in default. The Company has not been notified of any action related to the default by Latitude.

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

NOTE 11 - FACTORING

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

NOTE 12 - FINANCIAL INSTRUMENTS

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

NOTE 13 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2004:

Salaries              $ 68,774
Interest               119,840
Royalties               31,875
Other                  201,252

                      --------
                      $421,741
                      ========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - STOCKHOLDERS' DEFICIENCY

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

NOTE 16 - STOCK OPTION PLANS

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

NOTE 17 - INCOME TAXES

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

NOTE 17 - INCOME TAXES - (cont'd)

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

NOTE 18 - RELATED PARTY TRANSACTIONS

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

NOTE 19 - SUBSEQUENT EVENTS

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

David Goldberg, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

(2) As of December 31, 2004

(3) Benjamin Kaplan is the owner of Triple Crown Consulting, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2003, we retained a financial advisory firm, Knightsbridge Holdings, LLC as a business consultant to assist in a variety of areas relating to our financial, strategic and related development growth. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. In April 2003, the agreement was amended to extend the term of the agreement for a period of 12 months from January 6, 2003. The terms of the agreement, as amended in April 2003, are as follows: a monthly payment of $7,500 per month as of April 1, 2003; a monthly retainer of $10,000 per month as of September 1, 2003. We shall issue a warrant to purchase 2.99% or 526,400 shares of our common stock at 80% of the closing bid price on January 6, 2003, exercisable for five years, various sliding scale compensation amounts for equity and debt financings consummated from an introduction by the financial advisory firm, sliding scale compensation amounts due for a merger or acquisition candidate introduced to us and the reimbursement of out-of-pocket expenses not to exceed $500 a month unless agreed upon by us. The sliding scale compensation is as follows: Equity Financing: (i) up to $250,000: $10,000 minimum fee; (ii) $250,001-500,000: $20,000 fee; (iii)$500,001
- - $5,000,000: 8% of consideration; and (iv) $5,000,000 plus: $400,000 plus
1.5% of consideration in excess of $5,000,000. Debt Financing: (i) up to $250,000: $20,000 fee; (ii) $250,001-500,000: $30,000 fee; (iii)$500,001 -
$5,000,000: 6% of consideration; and (iii) $5,000,000 plus: $300,000 plus 3% of consideration in excess of $5,000,000. For any securities issued by or to us, 5% consideration in kind. For any merger or acquisition transaction, the compensation is as follows: (i) up to $500,000: $30,000 minimum fee; (ii) $500,001 - $5,000,000: 5% of consideration; and (iii) $5,000,000 plus: $250,000 plus 3% of consideration in excess of $5,000,000. If the entity was not introduced by Knightsbridge, Knightsbridge shall only receive 50% of such compensation. The agreement also contained full rachet anti-dilution provisions. In connection with such provision , we issued 526,400 shares of our common stock. Knightsbridge has now waived such anti-dilution provisions.

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

ALL OTHER FEES

We incurred other fees related to services rendered by our principal accountants for the fiscal year ended December 31, 2004 as follows:

Reviews of Form 8-K and Form SB-2 filings and amendments - $9,000.



                                        CARGO CONNECTION LOGISTICS HOLDING, INC.


                                        Date:  May 30, 2006

                                        By: /s/ Scott Goodman
                                            ----------------------------
                                        Scott Goodman
                                        Chief Financial Officer and
                                        Chief Operating Officer