Form 10QSB
period 2006-03-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2006-06-19
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 832,341,241 shares of common stock outstanding, $0.001 par value.

                      CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                           March 31, 2006
                                             (UNAUDITED)

                                               ASSETS
Current Assets
  Cash                                                                              $        185,078
  Cash escrow - factor                                                                       251,437
  Cash escrow - attorney                                                                      76,323
  Accounts receivable, net of allowances for doubtful accounts of $ 676,968                  525,365
  Due from factor                                                                            408,438
  Prepaid expenses                                                                           130,582
                                                                                    ----------------
TOTAL CURRENT ASSETS                                                                       1,577,223
                                                                                    ----------------

Property and equipment, net of accumulated depreciation of $ 1,290,871                       371,416
Due from related parties                                                                       3,480
Security deposits                                                                             72,363
                                                                                    ----------------
TOTAL ASSETS                                                                        $      2,024,483
                                                                                    ================

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                             $      3,233,611
  Financial instruments                                                                    4,534,043
  Current portion of convertible notes payable                                                75,000
  Current portion of notes payable                                                           196,665
  Current portion of capital leases payable                                                   29,182
  Current portion of secured debenture                                                        37,398
  Due to related parties                                                                     677,034
  Due to officers                                                                             14,803
  Due to others                                                                              515,000
  Security deposits and escrowed funds                                                        35,160
                                                                                    ----------------
TOTAL CURRENT LIABILITIES                                                                  9,347,896
                                                                                    ----------------

Long term portion of capital leases payable                                                   11,613
Long term portion of notes payable                                                            44,415
Long term portion of convertible notes payable                                                18,390
Long term portion of secured debenture                                                        70,267
Deferred rent                                                                              1,087,580
                                                                                    ----------------
          TOTAL LIABILITIES                                                               10,580,161
                                                                                    ----------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
  Series III convertible preferred stock,  par value $1.00  -  authorized 500,000
    shares, 265,000 shares issued and outstanding (liquidation value of $265,000)            265,000
  Series IV convertible preferred stock,  par value $1.00  -  authorized 600,000
    shares, 517,500 shares issued and outstanding  (liquidation value $517,500)              517,500
  Common stock, par value $.001 - authorized 5,000,000,000 shares,
    832,341,241 shares issued and outstanding                                                832,338
  Additional paid in capital                                                               1,265,091
  Deferred offering costs                                                                    (10,000)
  Accumulated deficit                                                                    (11,425,607)
                                                                                    ----------------
          TOTAL STOCKHOLDERS' DEFICIENCY                                                  (8,555,678)
                                                                                    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $      2,024,483
                                                                                    ================


                See accompanying notes to condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED March 31, 2006 and 2005
                                   (UNAUDITED)

                                                     2006             2005
                                                -------------    -------------
Direct revenue                                  $   3,640,020    $   3,405,764

Direct costs                                        2,503,106        2,358,349
                                                -------------    -------------
Gross profit                                        1,136,914        1,047,415
                                                -------------    -------------

Indirect operating expenses:
    Selling                                            49,325           44,736
    General and administrative                      2,155,665        1,396,057
                                                -------------    -------------
          Total indirect operating expenses         2,204,991        1,440,793
                                                -------------    -------------
Loss from operations                               (1,068,077)        (393,378)
                                                -------------    -------------
Other income (expense)
    Interest income                                        53              135
    Interest expense                                 (846,788)         (84,103)
    Rental income                                      15,000           38,850
Loss on derivative market price adjustments        (1,290,388)              --
    Other income (expenses)                            (1,380)          16,354
                                                -------------    -------------
          Total other income (expense)             (2,123,503)         (28,764)
                                                -------------    -------------
Net loss                                        $  (3,191,580)   $    (422,142)
                                                =============    =============
Net loss per share, basic and diluted           $      (0.005)   $      (0.001)
                                                =============    =============
Weighted average number of common shares used
  in the net loss per share calculation           603,662,000      289,669,063
                                                =============    =============


      See accompanying notes to condensed consolidated financial statements

                CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED March 31, 2006 and 2005
                                       (UNAUDITED)

                                                                   2006           2005
                                                               -----------    -----------
Cash flows from operating activities:
 Net loss                                                      $(3,191,580)   $  (422,141)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Interest expense for embedded derivative instruments           490,902             --
    Amortization of note discounts                                  89,903             --
    Mark to market on derivative instrument expense              1,290,387             --
    Depreciation and amortization                                   40,617         63,728
    Deferred rent                                                  212,013         (1,737)
    Issuance of shares for services                                250,000
 Changes in operating assets and liabilities:
    Decrease (increase) in cash escrow - factor                    (98,573)       199,263
    Increase in cash escrow - attorney                             (26,972)            --
    Decrease (increase) in accounts receivable                     183,692        247,127
    (Increase) decrease in due from factor                         203,246       (106,560)
    Decrease (increase) in prepaid expenses                         85,562         74,595
    Decrease (increase) in due from employees                           --          4,669
    (Decrease) increase in accounts payable and accrued expenses  (299,645)        90,313
    (Decrease) increase in note payable - factor                        --       (148,671)
    (Decrease) increase in note payable                                 --        (21,769)
    (Decrease) increase in security deposits and escrowed funds       (482)         1,644
    Decrease in customer deposits                                       --           (550)
                                                               -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                             (770,930)       (20,088)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Redemption of security deposits                                  3,171             --
    Purchase of property and equipment                                  --        (15,718)
                                                               -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  3,171        (15,718)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments from related parties                               (108,863)        33,642
    Repayments towards officers                                    (13,090)            --
    Proceeds received - due to others                              452,500             --
    Amounts received from related parties                           45,700             --
    Principal payments on notes payable                            (42,826)            --
    Proceeds from secured debentures                               600,000             --
    Principal payments on convertible notes payable               (186,002)            --
    Principal payments on capital leases payable                   (41,600)       (18,200)
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          705,819         15,442
                                                               -----------    -----------
Net decrease in cash                                               (61,940)       (20,364)

Cash, beginning of period                                          247,018         95,630
                                                               -----------    -----------
Cash, end of period                                            $   185,078    $    75,266
                                                               ===========    ===========

                CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED March 31, 2006 and 2005
                                       (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense                                               $   846,360    $    84,815
                                                               ===========    ===========
Income taxes                                                   $        --    $        --
                                                               ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Conversion of convertible notes payable to common stock        $   253,500    $        --
Issuance of shares for settlement of accounts
 payable and accrued expenses                                  $    13,033    $        --
                                                               ===========    ===========
Discount on secured debenture                                  $   600,000    $        --
                                                               ===========    ===========
Conversion of preferred stock to common stock                  $   180,000    $        --
                                                               ===========    ===========


          See accompanying notes to condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. It operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some Company equipment, dedicated owner operators and through our relationships with transportation companies.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities, container freight station operations, and a General Order warehouse operation which began in the latter part of the second quarter of 2006, all of which enhance and support our customer's supply chain logistics needs. Some of the services provided are pick and pack services, special projects that may include changing labels or tickets on items, the inspection of goods into the United States and storage of goods.

Reverse Acquisition

On May 12, 2005, Championlyte Holdings, Inc. purchased all of the outstanding shares of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange among Championlyte Holdings, Inc., a Florida corporation, Cargo Connection Logistics Corp., a Delaware corporation and Mid-Coast Management, Inc., an Illinois corporation. As additional consideration, Championlyte Holdings, Inc. will issue shares of preferred stock to Cargo Connection
Logistics Corp. and Mid-Coast Management, Inc., which are convertible into common stock of Cargo Connection Logistics Holding, Inc. twelve (12) months from the closing date of the this transaction so that Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. will own eighty percent (80%) of the outstanding shares of Championlyte Holdings, Inc. To date, the additional shares have not been issued.

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

Reverse merger accounting requires the Company to present in all financial statements and other public information filings, prior historical and other information of Cargo Connection and Mid-Coast, and a retroactive restatement of Cargo historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying condensed consolidated financial statements present the results of operations for the three months ended March 31, 2006 and 2005 which are based upon historical financial statements of Cargo Connection and Mid-Coast. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Company and Cargo Connection and Mid-Coast.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006 and the results of the operations and cash flows for the three months ended March 31, 2006. The results for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Certain information and footnote disclosures normally included in financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2005 as included in the Company's report on Form 10-KSB filed on May 22, 2006, and the Company's report on the Amended Form 10-KSB for 2004 filed on June 2, 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Principals of consolidation

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

c)    Accounts receivable and allowance for doubtful accounts

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Management makes estimates as to the collectablility of accounts receivable and adjusts the doubtful accounts when deemed necessary, based upon analysis of the aging of accounts receivable, client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers.

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

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments at March 31, 2006, the amount deferred was $1,087,580.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

e)    Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the three months ended March 31, 2006, there were no impairment charges relating to long-lived assets.

f)    Revenue recognition

Cargo Connection recognizes all revenues based upon delivery of the goods at their final destination. Mid-Coast recognizes revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

g)    Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement and tax bases of assets and liabilities., Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes. Despite the losses reported for the three months ended March 31, 2006 and 2005, no benefit for income taxes has been provided as the deferred tax asset generated from net operating losses and temporary differences has been offset by a full valuation allowance.

h)    Estimated liability for insurance claims

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

i)    Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets

j)    Fair value disclosure

For certain of the Company's financial instruments, including cash, receivables, and accounts payable, accrued expenses, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

k)    Net loss per share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of March 31, 2006 and 2005, of 126,079,567 and 60,198,228, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. As of March 31, 2006 there were 832,341,241 shares of common stock outstanding, with a weighted average number of shares used for the net loss per share computation of 603,662,000 shares.

l)    Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Consolidated Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments. For debt instruments having conversion features whereby the holder can convert at anytime, the deferred charge is recorded as interest expense in the period proceeds are received.

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

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $3,191,580 and $422,142 for the three months ended March 31, 2006 and 2005, respectively. The Company has a working capital deficiency of $7,770,673 as of March 31, 2006 and a stockholders' deficit of $8,555,678 as of March 31, 2006 and expects that it will incur additional losses in the immediate future, mostly due to the seasonality of its operations along with its current debt payments. To date the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency.

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company's management and its audit committee concluded, on April 18, 2006, that it was necessary to restate previously issued consolidated financial statements for the two years ended December 31, 2004 and 2003, as well as the quarters ended March 31, 2005 (pre-reverse merger), June 30, 2005, and September 30, 2005, to correct for errors in the accounting for Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages, interest rate adjustments and conversion option features that were not previously recorded.

The convertible debt has been previously been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. It has been determined that the secured convertible debentures have embedded derivatives requiring bifurcation under EITF 00-19 which require these instruments to be accounted for under SFAS 133 using the fair value accounting model.

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

The Company reviewed its initial accounting for its (1) Series A 6.5% Convertible Promissory Notes originally issued to Advantage Fund and subsequent notes issued and/or assigned to Advantage Capital, Alpha, Gamma, Cornell and Montgomery, (2) along with the Highgate Convertible Note, dated May 11, 2005. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, will be subject to SFAS 133 and should be recorded at fair value.

During the three months ended March 31, 2006, the Company recognized, in other expenses, the loss on financial instruments of $1,290,388 related to the mark-to-market of its derivative liability and interest expense of $629,244 related to the embedded derivative amortization.

As a result of the restatement, warrants and options have also been reclassified as derivative liabilities in the condensed consolidated balance sheet. The warrants and options had previously been measured based on a relative fair method and are now measured at their full fair value and will be marked to market on each balance sheet date.

Embedded derivatives contained in the convertible debenture are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These embedded derivatives will also be marked to market on each balance sheet date. The resulting debt discount is amortized over the period of the convertible debt and the secured line of credit as interest and other expenses in our accompanying condensed consolidated statements of operations.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of the plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. In the first quarter of 2006, the adoption of SFAS No. 123(R) did not have a material impact on the first quarter stock-based compensation expense. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on the Company's future stock-based compensation expense. During the Quarter ended March 31, 2006, there were no stock options granted.

In February 2006, the FASB issued SFAS No. 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This
Statement:

      a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.
      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.
      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.
      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
      e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our consolidated financial condition or consolidated results of operations.

NOTE 7 - FACTORING FACILITIES

Cargo Connection has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract is annual in nature, automatically renewing annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.5485% and a discretionary reserve (holdback) which is reduced with payments from the debtor. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At March 31, 2006, $408,438 is due from the factor which represents the reserve against submitted invoices. The escrow being held by the factor totaling $251,437 represents funds available to assist Cargo Connection in funding payments to carriers. At March 31, 2006, the total amount advanced by the factor was $1,130,330 which represents the financing of accounts receivables purchased.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company is obligated under various Series A convertible promissory notes payable to two entities totaling $75,000. The notes were due December 31, 2004 and are considered to be due on demand. Substantially all of the notes have been fully paid or converted as of May 30, 2006. The notes bear interest at 6.5% and are convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. Pursuant to the terms of the notes, the Company entered into a Security Agreement with a collateral agent, on behalf of the note holders granting the collateral agent a security interest in substantially all of the Company's assets.

These Notes are hybrid instruments which contain embedded derivative features which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes and the early redemption option. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes. The unamortized discount amount is $-0-.

The following Short Term Notes are represented on the condensed consolidated balance sheet. The notes are presently stated on a net to fair value basis.

Montgomery                         $     50,000
Gamma                                    25,000
                                   -------------
                                   $     75,000
                                   =============

LONG-TERM CONVERTIBLE NOTE

In April 2005, the Company entered into a Convertible Promissory Note to a former Company officer who advanced the Company $86,790. The note has a 3-year term with interest payable only at a rate of 8% per annum. The Company has an option on the three year anniversary of the debenture to pay the debenture in full or convert into the Company's shares of common stock. The debt discount, due to the conversion feature, is being amortized over the life of the instrument using the effective interest method.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature have has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 36 months. The unamortized discount amount is $68,400.

The following Long Term Note is included in the condensed consolidated balance sheet. The note is presently stated on a net to fair value basis.

David Goldberg                     $     86,790
Discount on Note                        (68,400)
                                   ------------
                                   $     18,390
                                   ============

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $714,431, less accumulated amortization of $539,527 as of March 31, 2006. The obligations require monthly payments, including interest totaling $2,583. Interest rates ranging from 1.87% to 13.16% and mature through March 7, 2008. Certain lease obligations are guaranteed by certain executive officers of the Company.

As of March 31, 2006, the aggregate future minimum lease payments are as follows:

Twelve Months
Ending March 31,
---------------
2007                                                   $ 30,996
2008                                                     11,745
                                                       --------
Total                                                    42,741
Less: amount representing interest                        1,946
                                                       --------
Net present value of capital lease obligations           40,795
Current portion                                          29,182
                                                       --------
Long-term portion                                      $ 11,613
                                                       ========


NOTE 10 - DUE TO OTHERS

During the three months ended March 31, 2006, the Company received cash advances from Ferro and Triple Crown to fund current operations in the amounts of $130,000 and $350,000, respectively. The Company classified the advances as current liabilities as there is no formal agreement in place for the repayment of these funds. The Company is currently negotiating a formal note agreement with the lenders.

The following table details Due to Others as of March 31, 2006:


Beverage House Settlement          $     10,000
Loan from Ferro                         130,000
Loan from Triple Crown                  375,000
                                   ------------
                                   $    515,000
                                   ============


NOTE 11 - NOTES PAYABLE

In May, 2003, Cargo Connection entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned the Company $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum and matures in 2008, when the balance due will approximate $14,000. Monthly installments of $2,664 began in June, 2005. No payments for interest or principal were required before that date. The note is secured by the personal guarantees of the officers of Cargo Connection and is collateralized by substantially all the assets of Cargo Connection. As of March 31, 2006 the balance of the note is $73,962.

In September, 2003, Cargo Connection entered into a note payable for $204,372 which is secured by six tractors. The note bears interest at a rate of 8% per annum and is payable in monthly installments of principal and interest totaling $7,489. The note matured in February 2006 and was fully repaid. The Company, however, has an accounts payable balance, including interest and late fees of $9,361 as of May 8, 2006. The note is secured by the personal guarantees of the officers of Cargo Connection.

In March, 2004, Mid-Coast entered into a revolving term loan with its financial institution whereby Mid-Coast was granted a $100,000 line of credit that bears interest at a rate of prime plus 2-1/2% (10.25% at March 31, 2006). Mid-Coast is required to make monthly interest only payments until December 15, 2006, when the line of credit terminates. At that time the remaining balance becomes a note payable with a four year term. The obligation is collateralized by all of the assets of Mid-Coast and guaranteed by all of this company's officers. Mid-Coast is classifying this loan as current since the interest only payments terminate on December 15, 2006.

In January, 2006, the Company entered into a Promissory Note with National Semi-Trailer Corp. in the amount of $87,910 for repayment of its accounts payable obligations due to National Semi-Trailer Corp. The note bears interest at a rate of 10% per annum and is payable in weekly installments of principal and interest totaling $2,041.

At March 31, 2006 future principal payments on the above notes are as follows:

Twelve Months
Ending March 31,
--------------------
      2007                   $  196,665
      2008                       30,751
      2009                       13,664
      2010                          -0-
                             ----------
                             $  241,080
                             ==========


The following table details the Notes Payable as of March 31, 2006:


 HSBC Bank                         $    100,000
 National Semi-Trailer                   67,118
 US-SBA                                  73,962
                                   ------------
     Total                         $    241,080
     Less: Current portion:             196,665
                                   ------------
     Long-term portion             $     44,415
                                   ============

NOTE 12 - SECURED CONVERTIBLE DEBENTURE

On May 12, 2005, the Company completed a financing agreement for $1,000,000 with Highgate House Funds, Ltd. (the "Investor"). Under the agreement the Company issued a $1,000,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of November 3, 2006. The debenture was secured by all of the assets of the Company. This note was repaid through a new financing arrangement entered into by the Company on December 29, 2005 with Montgomery Equity Partners, Ltd. described below.

The Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which warrants separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,007,425 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, and the early redemption option. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the note.

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

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The unamortized discount amount is $37,602.

The note is presently stated on a net to fair value basis.

Convertible Note - Management      $     75,000
Discount on Note                        (37,602)
                                   ------------
                                   $     37,398
                                   ============

On December 29, 2005, the Company completed a financing agreement for $1,750,000 with Montgomery Equity Partners, Inc. (the "Investor"). Under the agreement the Company issued a $1,750,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of December 28, 2007. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. The Company simultaneously issued to the Investor a three year Warrant to purchase 2,000,000 Shares of the Company's common stock at an exercise price of $0.001. The Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The debenture is secured by the assets of the Company. The registration statement was filed in February 2006.

The Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,857,752 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount amount is $2,279,733. The effect of this transaction is included with the February 13, 2006 financing agreement noted above.

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

In conjunction with the Montgomery Convertible Note, Montgomery was paid a fee of $135,000 in December 2005, and received a three-year warrant to purchase up to 2,000,000 shares of the Company's common stock at a price of $0.001 per share. The warrant, which is exercisable immediately, was valued at $2,394,000 using a Black-Scholes option pricing model. The value of the warrant and the fees paid to Montgomery were recorded as a discount to the note and are being amortized over the term of the loan using the effective interest method.

On February 13, 2006, the Company completed a financing agreement for $600,000 with Montgomery Equity Partners, Inc. (the "Investor"). Under the agreement the Company issued a $600,000 secured convertible debenture with a 10% interest rate to the Investor with a maturity date of February 13, 2008. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. This Note was part of the funding package entered into by the Company with the Investor on December 29, 2005. As part of that agreement, the Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The registration statement was filed in February 2006 by the Company. As part of the December 29, 2005 agreement, the Company was able to obtain an additional $600,000 from the Investor under the same terms of the December 29, 2005 Note. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The debenture is secured by the assets of the Company.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount amount is $2,279,733

The note is presently stated on a net to fair value basis.

Secured Convertible Debenture - Montgomery     $     2,350,000
Discount on Note                                    (2,279,733)
                                               ---------------
                                               $        70,267
                                               ===============

NOTE 13 - FINANCIAL INSTRUMENTS

The effect of the mark to market adjustments associated with the financial instruments for the three month period ending March 31, 2006 generated a loss of $1,290,388 associated with the market price adjustment. In addition, there was interest expenses associated the derivative financial instruments of $629,244 for the three month period ended March 31, 2006.

The following table details the liability for Financial Instruments as of March 31, 2006. It reflects the addition of the financial instrument liability from the additional traunch of funds received from Montgomery (see Note 12) on February 13, 2006 as well as the Mark to market adjustments as of March 31, 2006.

                                              OPENING
                                            BALANCES AS                  MARK TO MARKET      BALANCES AS OF
FINANCIAL INSTRUMENT LIABILITY              OF 1/1/2006    ADDITIONS       ADJUSTMENTS          3/31/2006
------------------------------------------ -------------- ------------ -------------------- ------------------
     6.5% SERIES A NOTES                   $     128,626                         (109,876)  $          18,750
     GOLDBERG NOTE                                86,909                             (859)             86,050
     HIGHGATE WARRANTS                               459                                                  459
     JD/JLU/SG NOTE                               69,442                            65,139            134,581
     MONTGOMERY                                1,863,534    1,090,902            1,318,263          4,272,699
     MONTGOMERY WARRANTS                           3,783                            17,721             21,504
                                           -------------- ------------ -------------------- ------------------
TOTAL FINANCIAL INSTRUMENT LIABILITY       $   2,152,753    1,090,902            1,290,388  $       4,534,043

NOTE 14 - EMPLOYEE BENEFIT PLAN

The company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 2006 are as follows:

                          Office and                     Equipment
                        Warehouse Space                 and Trucks
                        -------------                  -------------
2007                    $   1,627,862                  $     112,713
2008                        1,664,737                        114,404
2009                        1,585,767                        116,120
2010                        1,510,218                        117,862
2011                        1,280,256                         59,370
Thereafter                  4,425,919                            -0-
                        -------------                  -------------
                        $  12,094,759                  $     520,469
                        =============                  =============

Rent expense charged to operations for office and warehouse space for the three months ended March 31, 2006 and 2005 amounted to $307,750 and $358,290 respectively. See note 18 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the three months ended March 31, 2006 and 2005 amounted to $135,784 and $156,990, respectively.

LITIGATION

The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Company.

SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2006 and 2005, the Company had two customers and one customer, respectively, which comprised more than 10% of its operating revenue. The two customers accounted for 23% and 11% for the three months ended March 31, 2006 and the one customer accounted for 26% for the three months ended March 31, 2005.

ISSUANCE OF STOCK FOR SERVICES

The Company had retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related developmental growth of the Company requiring monthly payments of $10,000 to the advisory firm. Upon termination, the Company would remain liable to the advisory firm for transactions consummated within the subsequent twenty-four months following the termination of the agreement. The relationship with this financial advisory firm was terminated on February 28, 2006. No stock for services was issued in 2006.

NOTE 16 - STOCKHOLDER'S DEFICIENCY

CONVERSION OF NOTES PAYABLE

On January 6, 2006, 4,566,210 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On January 9, 2006, 2,705,628 shares of the Company's common stock were issued to Advantage Capital, based on the conversion of $5,000 of a convertible promissory note.

On January 9, 2006, 4,032,258 shares of the Company's common stock were issued to Advantage, based on the conversion of $10,000 of a convertible promissory note.

On January 19, 2006, 3,436,426 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On February 2, 2006, 8,230,452 shares of the Company's common stock were issued to Advantage, based on the conversion of $20,000 of a convertible promissory note.

On February 2, 2006, 3,541,666 shares of the Company's common stock were issued to Advantage Capital, based on the conversion of $8,500 of a convertible promissory note.

On February 2, 2006, 8,230,452 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 8, 2006, 5,249,344 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 16, 2006, 8,264,463 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 27, 2006, 11,509,993 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On March 1, 2006, 3,496,503 shares of the Company's common stock were issued to Advantage Capital, based on the conversion of $10,000 of a convertible promissory note.

On March 1, 2006, 8,710,801 shares of the Company's common stock were issued to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 3, 2006, 8,064,516 shares of the Company's common stock were issued to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 7, 2006, 6,053,269 shares of the Company's common stock were issued to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 10, 2006, 4,180,602 shares of the Company's common stock were issued to Advantage, based on the conversion of $25,000 of a convertible promissory note.

None of the above transactions included an exchange of cash.

REPAYMENT OF CONVERTIBLE NOTES PAYABLE

On March 14, 2006, $242,017.77 was paid to Advantage to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

On March 17, 2006, $28,139.51 was paid to Advantage Capital to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company is due amounts from officers and related entities, which are not included in these condensed consolidated financial statements and are controlled by the Company's stockholders. These receivables are non-interest bearing and do not have formal repayment terms. Management does not anticipate full collection of these amounts within a one-year period.

The Company  owes amounts to related  entities  not included in these  condensed
consolidated   financial  statements  which  are  controlled  by  the  Company's stockholders. These amounts are non-interest bearing and do not bear formal repayment terms.

The Company rents warehouse space and equipment from related entities. For the three months ended March 31, 2006 and 2005, rent expense charged to operations related to these rentals totaled approximately $211,253 and $259,785 respectively. The leases contain various options for extending and terminate in February, 2014. The Company is also a Guarantor on a facility in Illinois for a related entity in which it rents space.

NOTE 18 - SUBSEQUENT EVENTS

On May 4, 2006, 1,562,500 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On May 4, 2006, $40,559.72 was paid to Montgomery to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended March 31, 2006 contained in this Quarterly Report on Form 10-QSB, and with the audited financial statements and notes thereto included in Cargo Connection Logistics Holding, Inc.'s ("Cargo") Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC" or the "Commission") on May 22, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

Certain  of  the  statements  contained  in  this  Quarterly  Report  should  be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Cargo with respect to the current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," " estimates," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, Cargo also provides forward-looking statements in other material Cargo releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in Cargo's Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports of Form 10-QSB and 10-QSB/a and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause Cargo's actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

      o the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants)
      o the ability to maintain adequate liquidity and produce sufficient cash flow to meet Cargo's capital expenditure plans
      o     the ability to attract  and retain  qualified  management  and other personnel
      o     the number of potential customers in a target
      o     changes in the competitive environment in which Cargo operates
      o     changes in government and regulatory policies
      o the ability to obtain regulatory approvals and to maintain approvals previously granted
      o uncertainty relating to economic conditions generally and in particularly affecting the markets in which Cargo operates
      o the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
      o the ability to enter into strategic alliances or other business relationships
      o     the ability to overcome  significant  operating losses
      o     the ability to reduce costs
      o the ability to develop products and services and to penetrate existing and new markets
      o     technological developments and changes in the industry
      o the risks discussed in item 1 "Risk Factors" in Cargo's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Commission on May 22, 2006

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. Cargo is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

GENERAL

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

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities and container freight station operations which enhance and support our customer's supply chain logistics needs. Some of the services provided are pick and pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States and storage.

Although our gross revenues are up, as well as our profit after operating expenses for the first three months ended March 31, 2006, in order to maintain the operating gross profit growth over last year, management believes that it will still have to steer through conditions of which are outside of its control such as energy costs, in terms of fuel for the transportation related equipment and the energy required to operate its facilities. The year ahead will be one of growth for the Company. Cargo Connection's transportation operation shows a twenty-six (26 %) percent increase in gross revenue compared to last year during the same time period. We note that this portion of the Company's operations will continue to increase as a percentage over last year. It continues to increase its customer base and become less reliant on a few key customers. The warehouse services operation will need to generate sales and cultivate new customers for its services in order for the Company to fully achieve major growth.

To better align the business operations of the Company and to continue to gain brand name recognition, management has changed the name of its Mid-Coast Management, Inc. subsidiary. Effective March 14, 2006, this subsidiary became known as Cargo Connection Logistics - International, Inc. Its focus is on the International opportunities the Company is looking to cultivate. This will include the work that is being performed by David Quach, current President of Cargo Connection Logistics - International, in China and the Pacific Rim to expand upon business opportunities out of Asia. This subsidiary will also be looking into other international business, beginning with the countries in Central and South America.

On the Domestic portion of the operation, the Company is expanding the operations for Cargo Connection Logistics Corp. It will ultimately become responsible for all of the domestic transportation operations and will also include the domestic warehouse and value added services beginning in the third quarter of 2006. The Company will undergo a transition period during the second quarter to prepare for this realignment of operations. As a beginning to the expansion of business at New York's JFK area facility, the Company has been named as the General Order warehouse by United States Customs. This will be added to Cargo Connection Logistics Corp.'s designation as a Bonded facility and Container Freight Station.

Both subsidiaries will be involved with the joint ventures that the Company has entered into to help secure the expansion and growth opportunities. The joint venture with American River International, Ltd. allows for the needed licenses and certifications necessary to do business overseas. The joint venture with Aviation Services Group allows for the different multi-modal logistics options necessary to serve our customers' needs.

RESULTS OF OPERATIONS

Revenues from operations for the three months ended March 31, 2006 were $3,640,020 compared with $3,405,764 for the three months ended March 31, 2005. The increase in revenue was specifically due to the transportation and trucking related business opportunities from the Cargo Connection Logistics Corp. subsidiary. The operations under the Mid-Coast Management, Inc. subsidiary continued to fall flat.

In specific, if we look at each subsidiary independently, revenues generated from the operations of Cargo Connection Logistics Corp. for the three months ended March 31, 2006, were $3,639,865 compared with $2,878,619 for the three months ended March 31, 2005. The majority of the revenue was generated from trucking operations. This represents an increase of $761,246 or a twenty-six percent (26%) in gross revenue over the same three month time period. This increase in transportation revenue was due to (a) an increase in core service offerings associated with client acceptance of those offerings, (b) further expansion of the Atlanta-Miami (southern route), which includes Charlotte, Raleigh-Durham and Greensboro service areas, and (c) various expansion into related business lines and additional contract based freight relationships. The Company has continued to expand it customer base and not be as reliant on a few key customers as it had in 2005.

Conversely, revenues generated from the operations of Mid-Coast Management, Inc. for the three months ended March 31, 2006 were $155 compared with $527,145 for the three months ended March 31, 2005. This reflects a decrease in gross revenue of $526,990 or one hundred (100%) over the same time period for the previous year. The reason for the decrease is due to a change in the business relationship with a major customer. Under its prior relationship, Mid-Coast was restricted in obtaining new customers in certain markets whereas a result of this change caused a loss of revenues. The business opportunities for this division remain in the international markets.

In comparing the operating costs for the first quarter (three months ended March 31, 2006) to the first quarter of 2005 (three months ended March 31, 2005) we show direct operating expenses of $2,503,106 versus $2,358,349 for those quarters, respectively. The direct operating expenses were higher by approximately $145,000 for the three months. However, as a percentage of revenue, the expenses as a percentage remained the same and equated to sixty-nine percent (69%) of the revenue in each year.

Selling, general and administrative expenses were $2,204,991 for the three months ended March 31, 2006 compared with $1,440,793 for the three months ended March 31, 2005. The $764,725 increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased consulting and professional fees associated with the public entity. In addition, we increased our allowance for bad debt by $250,000 for potential uncollectible accounts receivable. Interest and financing expense amounted to $846,788 for the three months ended March 31, 2006 as compared to $84,103 for the three months ended March 31, 2005. This $762,685 increase is primarily due to the associated interest for the note conversions on the Company as well as the interest related to the operating subsidiaries decreased by approximately $11,500.

The net result of these efforts was an increase in loss from operations before other income (expense) of $3,191,580 for the three months ended March 31, 2006 compared to a net loss of $422,142 for the three months ended March 31, 2005. Of the $3,191,580 loss from operations, $2,528,395 relates to the public entity and $663,185 from the subsidiaries.

The net effect is a net loss for the three months ended March 31, 2006 of $3,191,580 compared to a net loss of $422,142 for the three months ended March 31, 2005. The increase in the net loss of $2,769,438 is primarily due to an increase in administrative costs of $2,381,290 related to derivative liability costs along with an increase of approximately $762,685 in financing expenses (see above), an increase in direct operating expenses of $144,757 and an increase in revenue of $234,256 from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss in the year ended December 31, 2005 and through March 31, 2006 and has a working capital deficiency in prior years. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency.

Our available cash at March 31, 2006 was $185,078. In addition there is an additional $251,437 in escrowed funds being held by Cargo Connection's factor that is used to assist in the payment of transportation costs and there is an additional $76,323 in escrowed funds being held on the Company's behalf by its attorney to assist in the pay down of its financial instruments.

The Company has received funds from unrelated third parties in the amount of $480,000 during the three months ended March 31, 2006. These funds were given to the Company on a short-term basis to assist in working capital. No formal repayment terms have been worked out.

The Company, during the quarter ended March 31, 2006, has restructured some of its outstanding debt and continues to look to retire some of the existing debt currently outstanding and to negotiate better terms on these instruments. These additional enhancements will require additional financing for the Company.

FUTURE OUTLOOK

The Company continues to take steps to improve upon shareholder value. All the actions and steps taken are in the pursuit of accomplishing this goal. The Company's core focus is the Transportation and Logistics Industry and those ancillary businesses and needs that it complements. The first entry into this industry was through the acquisition on Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. These companies give the Company a solid base in becoming a partner of the logistics community. The initial acquisitions of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. gave the Company a solid base in becoming a partner of the logistics community.

Cargo Connection Logistics Corp. is capable of being the Domestic transportation partner for those International companies who require assistance throughout the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. It has the facilities to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for the client while the goods are clearing customs in its Customs approved Container Freight Stations. As of June, 2006, Cargo Connection Logistics Corp. will have the designation of a General Order warehouse at JFK international airport to add to its list of services. In addition to the above, Cargo Connection Logistics Corp. operates line-haul service throughout the United States. It runs scheduled less-than-truckload service up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In June, 2006, the Company will be expanding its local pickup and delivery service around New York's JFK International Airport.

Mid-Coast Management, Inc., now known as Cargo Connection Logistics - International, Inc., will become the international division of our Company. It will seek out opportunities abroad, cultivate those opportunities and turn them into revenue streams through the implementation of our services that can be offered within the logistics industry either by the Company directly or through its joint venture partnerships (see below). Most recently, the Chairman of Cargo Connection Logistics Holding, Inc., and the President of Cargo Connection Logistics - International, Inc., visited the Pacific Rim to explore the potential for the Company to open offices and add personnel and establish a foothold in countries overseas.

The Company will continue to look in other areas to become involved in that will complement the needs of the industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions.

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

The Company also has a joint venture agreement with Aviation Services Group. Aviation Services Group allows the Company to service its customers from overseas with different multi-modal logistics options necessary to serve their particular circumstances and needs.

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of March 31, 2006 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)   Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending March 31, 2006 and there were no such control actions taken during the quarterly period ending March 31, 2006.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the condensed consolidated financial statements of the Company.

ITEM 2. CHANGES IN SECURITIES.

On January 6, 2006, 4,566,210 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On January 9, 2006, 2,705,628 shares of the Company's common stock were issued to Advantage Capital, based on the conversion of $5,000 of a convertible promissory note.

On January 9, 2006, 4,032,258 shares of the Company's common stock were issued to Advantage, based on the conversion of $10,000 of a convertible promissory note.

On January 19, 2006, 3,436,426 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On February 2, 2006, 8,230,452 shares of the Company's common stock were issued to Advantage, based on the conversion of $20,000 of a convertible promissory note.

On February 2, 2006, 3,541,666 shares of the Company's common stock were issued to Advantage Capital, based on the conversion of $8,500 of a convertible promissory note.

On February 2, 2006, 8,230,452 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 8, 2006, 5,249,344 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 16, 2006, 8,264,463 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 27, 2006, 11,509,993 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On March 1, 2006, 3,496,503 shares of the Company's common stock were issued to Advantage Capital, based on the conversion of $10,000 of a convertible promissory note.

On March 1, 2006, 8,710,801 shares of the Company's common stock were issued to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 3, 2006, 8,064,516 shares of the Company's common stock were issued to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 7, 2006, 6,053,269 shares of the Company's common stock were issued to Montgomery, based on the conversion of $25,000 of a convertible promissory note.

On March 10, 2006, 4,180,602 shares of the Company's common stock were issued to Advantage, based on the conversion of $25,000 of a convertible promissory note.

On March 14, 2006, we paid $242,017.77 to Advantage, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

On March 17, 2006, we paid $28,139.51 to Advantage Capital, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

All of the above shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by
Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

SUBSEQUENT EVENTS

On May 4, 2006, 1,562,500 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

On May 4, 2006, we paid $40,559.72 to Montgomery, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Alpha Capital AG was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Alpha Capital AG had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for the above transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

On January 9, 2006 the Company filed an 8-K based upon the financing agreement with Montgomery Equity Partners, L.P.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on June 16, 2006.

                                        CARGO CONNECTION LOGISTICS HOLDING, INC.

Date:  June 16, 2006

                                        By: /s/ Scott Goodman
                                          --------------------------------------
                                          Scott Goodman
                                          Chief Financial Officer and
                                          Chief Operating Officer