Form 10QSB
period 2006-06-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2006-08-14
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes  |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 883,903,741 shares of common stock outstanding, $0.001 par value.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the six months ended        For the three months ended
                                              June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                                 (Restated)                        (Restated)
                                              -------------    -------------    -------------    -------------
Operating revenue:
    Direct revenue                            $   7,700,928    $   6,758,987    $   4,056,727    $   3,302,309
                                              -------------    -------------    -------------    -------------
          Total operating revenue                 7,700,928        6,758,987        4,056,727        3,302,309
                                              -------------    -------------    -------------    -------------
Operating expenses:
    Direct operating expenses                     5,266,923        4,776,553        2,760,979        2,365,207
                                              -------------    -------------    -------------    -------------
          Total operating expenses                5,266,923        4,776,553        2,760,979        2,365,207
                                              -------------    -------------    -------------    -------------
Gross profit                                      2,434,005        1,982,434        1,295,748          937,103
                                              -------------    -------------    -------------    -------------
Indirect operating expenses:
    Selling                                          76,658          173,521           27,369          128,785
    General and administrative                    3,624,904        3,196,467        1,466,479        1,470,602
                                              -------------    -------------    -------------    -------------
          Total indirect operating expenses       3,701,562        3,369,988        1,493,848        1,599,387
                                              -------------    -------------    -------------    -------------
Loss from operations                             (1,267,557)      (1,387,554)        (198,100)        (662,285)
                                              -------------    -------------    -------------    -------------
Other income (expense)
    Interest income                                     329              171              276               36
    Interest expense                             (1,133,888)        (344,101)        (287,101)         (92,426)
    Rental income                                    52,750           82,200           37,750           43,350
    (Loss) gain on derivative market
    price adjustments                            (1,532,969)         268,120         (242,581)         268,120
    Loss from debt extinguishment                      (938)              --             (938)              --
    Other income (expense)                             (135)          (1,183)            (135)          21,221
                                              -------------    -------------    -------------    -------------
          Total other income (expense)           (2,614,851)           5,207         (492,729)         240,301
                                              -------------    -------------    -------------    -------------
Net loss                                      $  (3,882,409)   $  (1,382,347)   $    (690,829)   $    (421,984)
                                              =============    =============    =============    =============
Net loss per share                            $      (0.005)   $      (0.005)   $      (0.001)   $      (0.001)
                                              =============    =============    =============    =============
Weighted average number of common
   shares used in the net loss per
   share calculation                            720,369,142      291,876,057      833,319,950      294,048,566
                                              =============    =============    =============    =============

    See accompanying notes to the condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (UNAUDITED)

                                     ASSETS

Current Assets
   Cash                                                                        $   255,566
   Cash - escrow with factor                                                       221,314
   Cash - escrow with attorney                                                      35,764
   Accounts receivable, net of allowances for doubtful accounts of $ 451,903       569,594
   Due from factor                                                                 706,487
   Prepaid expenses                                                                 42,765
                                                                               -----------
Total current assets                                                             1,831,490
                                                                               -----------
Property and equipment, net of accumulated depreciation of $1,331,367              392,189
Due from officers                                                                   10,596
Security deposits                                                                   85,363
                                                                               -----------
Total Assets                                                                   $ 2,319,638
                                                                               ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
   Accounts payable and accrued expenses                                       $ 3,089,373
   Financial instrument liability                                                4,764,124
   Current portion of convertible notes payable                                     25,000
   Current portion of notes payable                                                171,815
   Current portion of capital leases payable                                        25,982
   Current portion of secured debenture - management                                55,891
   Due to related parties                                                          842,251
   Due to officers                                                                       0
   Due to others                                                                 1,155,000
   Security deposits and escrowed funds                                             37,635
                                                                               -----------
Total current liabilities                                                       10,167,071
                                                                               -----------
Long term portion of capital leases payable                                          7,761
Long term portion of notes payable                                                  36,842
Long term portion of convertible notes payable                                      22,198
Long term portion of secured debenture                                             244,113
Deferred rent                                                                    1,080,161
                                                                               -----------
          Total Liabilities                                                     11,558,146
                                                                               -----------

Commitments and contingencies

Stockholders' Deficiency
  Series III convertible preferred stock,
  par value $1.00 - authorized
  500,000 shares, 265,000 shares issued and
  outstanding (liquidated value of $265,000)                                       265,000
  Series IV convertible preferred stock,
  par value $1.00 - authorized 600,000 shares,
  517,500 shares issued and outstanding
  (liquidation value $517,500)                                                     517,500
  Common stock, par value $.001 - authorized
  5,000,000,000 shares, 833,903,741 shares
  issued and outstanding                                                           833,901
  Additional paid in capital                                                     1,271,527
  Deferred offering costs                                                          (10,000)
  Accumulated deficit                                                          (12,116,436)
                                                                              ------------
          Total Stockholders' Deficiency                                        (9,238,508)
                                                                              ------------
Total Liabilities and Stockholders' Deficiency                                $  2,319,638
                                                                              ============

    See accompanying notes to the condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Months Ended
                                   (UNAUDITED)

                                                               June 30, 2006   June 30, 2005
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                      $ (3,882,409)   $ (1,382,348)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Interest expense for embedded derivative instruments           490,902          10,693
      Amortization of note discounts                                 286,050          43,415
      Mark to market on derivative instrument expense              1,532,969        (268,120)
      Depreciation and amortization                                   81,112         122,526
      Deferred rent                                                  204,594         260,522
      Issuance of shares for services                                250,000              --
      Bad debt expense                                                50,000           1,537
      Loss on extinguishment of debt                                     938              --
      Write off of deferred financing costs                               --        (105,000)
Changes in operating assets and liabilities:
      (Increase) decrease in escrow held by factor                   (68,450)        260,747
      Decrease (increase) in escrow held by attorney                  13,587         (14,276)
      Decrease in accounts receivable                                 89,462         106,969
      Increase in due from factor                                    (94,803)       (109,358)
      Decrease in prepaid expenses                                   173,379         175,088
      Decrease in due from employees                                      --           4,786
      Decrease in accounts payable and accrued expenses             (324,380)       (218,661)
      Decrease in note payable - factor                                   --        (218,539)
      Increase in due to others                                           --         136,885
      Increase in payroll taxes payable                                   --             782
      Increase in security deposits and escrowed funds                 1,993           1,535
                                                                ------------    ------------
Net cash used in operating activities                             (1,195,056)     (1,190,817)
                                                                ------------    ------------
Cash flows from investing activities
      Redemption of security deposits                                  3,171          75,533
      Payments received for security deposits                        (13,000)             --
      Purchase of property and equipment                             (61,269)        (16,468)
      Proceeds from disposal of property and equipment                    --          38,347
                                                                ------------    ------------
Net cash (used in) provided by investing activities                  (71,098)         97,412
                                                                ------------    ------------
Cash flows from financing activities
      Repayments from related parties                                 14,978          26,643
      Repayments towards officers                                     (3,498)        (31,322)
      Funds received from others                                   1,092,500              --
      Funds received from related parties                             40,127         303,044
      Principal payments on notes payable                           (194,751)             --
      Proceeds from convertible notes payable                             --          67,810
      Proceeds from secured debentures                               600,000       1,000,000
      Principal payments on convertible notes payable               (226,002)       (257,006)
      Principal payments on notes payable                                 --         (63,456)
      Principal payments on capital leases payable                   (48,652)        (39,718)
                                                                ------------    ------------
Net cash provided by financing activities                          1,274,702       1,005,995
                                                                ------------    ------------
Net increase (decrease) in cash                                        8,548         (87,410)
Cash, beginning of period                                            247,018          95,630
                                                                ------------    ------------
Cash, end of period                                             $    255,566    $      8,220
                                                                ============    ============

                                                               June 30, 2006    June 30, 2005
                                                                ------------    ------------
Supplemental disclosure of cash flow information
      Interest expense                                          $    341,939    $     84,815
                                                                ============    ============
      Income taxes                                              $         --    $         --
                                                                ============    ============
Supplemental schedule of non-cash activities:
      Cancellation of shares issued to Cornell Capital          $         --    $    790,000
                                                                ============    ============
      Shares issued in connection with reverse acquisition      $         --    $    239,599
                                                                ============    ============
      Recapitalization in connection with reverse acquisition   $         --    $ 16,230,384
                                                                ============    ============
      Conversion of convertible notes payable to common stock   $    276,000    $     76,000
                                                                ============    ============
      Issuance of shares for settlement of A/P and Acc. Exp     $     13,033    $         --
                                                                ============    ============
      Discount on secured debenture                             $    600,000    $         --
                                                                ============    ============
      Conversion of preferred stock to common stock             $    180,000    $         --
                                                                ============    ============
      Distribution to officers                                  $     15,439    $         --
                                                                ============    ============

   See accompanying notes to the condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Mid-Coast Management, Inc. ("Mid-Coast"). The Company's target base ranges from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services. Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company") to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company".

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

Reverse merger accounting requires the Company to present in all financial statements and other public information filings, prior historical and other information of Cargo Connection and Mid-Coast, and a retroactive restatement of the Company's historical shareholders investment for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying condensed consolidated financial statements present the results of operations for the six months ended June 30, 2006 and 2005 which are based upon historical financial statements of Cargo Connection and Mid-Coast. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Company and Cargo Connection and Mid-Coast.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006 and the results of the operations and cash flows for the six months ended June 30, 2006. The results for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2006.

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

Accounts receivable and allowance for doubtful accounts

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Management makes estimates as to the collectibility of accounts receivable and adjusts the doubtful accounts when deemed necessary, based upon analysis of the aging of accounts receivable, client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers.

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

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments at June 30, 2006, the amount deferred was $1,080,161.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the six months ended June 30, 2006, there were no impairment charges relating to long-lived assets.

Revenue recognition

Cargo Connection recognizes all revenues based upon delivery of the goods at their final destination. Mid-Coast recognizes revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes. No benefit for income taxes has been provided as the deferred tax asset generated from net operating losses and temporary differences has been offset by a full valuation allowance.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets.

Fair value disclosure

For certain of the Company's financial instruments, including cash, receivables, and accounts payable, accrued expenses, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

Net loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of June 30, 2006 and 2005, of 373,618,733 and 188,813,489, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. As of June 30, 2006 there were 883,903,741 shares of common stock outstanding, with a weighted average number of shares used for the net loss per share computation of 720,369,142 shares.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Consolidated Statement of Operations. For debt instruments having conversion features whereby the holder can convert at anytime, the deferred charge is recorded as interest expense in the period proceeds are received.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $3,882,409 and $1,382,347 for the six months ended June 30, 2006 and 2005, respectively. The Company incurred a net loss attributable to common stockholders of $690,829 and $421,984 for the three months ended June 30, 2006 and 2005, respectively. The Company has a working capital deficiency of $8,335,582 as of June 30, 2006 and a stockholders' deficit of $9,238,508 as of June 30, 2006 and expects that it will incur additional losses in the immediate future. To date the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. Our auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2005. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company's management concluded, on April 18, 2006, that it was necessary to restate previously issued consolidated financial statements for the two years ended December 31, 2004 and 2003, as well as the quarters ended March 31, 2005 (pre-reverse merger), June 30, 2005, and September 30, 2005, to correct for errors in the accounting for Convertible Debenture Notes, Stand Alone Warrants and as a result of certain registration rights granted to the investors of these notes, potential Liquidated Damages, interest rate adjustments and conversion option features that were not previously recorded.

The convertible debt had previously been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. It was determined that the secured convertible debentures contain embedded derivatives requiring bifurcation under EITF 00-19, which requires these instruments to be accounted for under SFAS 133 using the fair value accounting model.

As a result of the Company's determination, certain convertible debt instruments are not conventional convertible debt, and any associated warrants and any beneficial conversion features that were previously recorded as additional paid in capital and with a corresponding reduction to the notes payable would be eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value would be eliminated from the results of operations. The warrants and any other potential embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and valued by being marked to market at each balance sheet date under SFAS 133 and the corresponding gain or loss in value would be recorded in our statement of operation as additional financing costs.

The Company reviewed its initial accounting for its (1) Series A 6.5% Convertible Promissory Notes originally issued to Advantage Fund and subsequent notes issued and/or assigned to Advantage Capital, Alpha, Gamma, Cornell and Montgomery, (2) along with the Highgate Convertible Note, dated May 11, 2005. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments were deemed to be liabilities, and as such, were subject to SFAS 133 and have been recorded at fair value.

During the six months ended June 30, 2006, the Company recognized, in other expenses, the loss on financial instruments of $1,532,969 related to the mark-to-market of its derivative liability and interest expense of $985,782 related to the embedded derivative amortization.

During the three months ended June 30, 2006, the Company recognized, in other expenses, the loss on financial instruments of $242,581 related to the mark-to-market of its derivative liability and interest expense of $259,971 related to the embedded derivative amortization.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This
Statement:

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

NOTE 7 - FACTORING FACILITIES

Cargo Connection has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract is annual in nature, automatically renewing annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.5902% as of June 30, 2006 and a discretionary reserve (holdback) which is reduced with payments from the debtor. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At June 30, 2006, $706,487 is due from the factor which represents the reserve against submitted invoices. The escrow held by the factor, totaling $221,314 represents funds available to assist Cargo Connection in funding payments to carriers. At June 30, 2006, the total amount advanced by the factor was $1,689,111 which represents the financing of accounts receivables purchased.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company is obligated under various Series A convertible promissory notes payable to one entity (GAMMA) totaling $25,000. The notes were due December 31, 2004 and are considered to be due on demand. This note bears interest at 6.5% and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by 80% or the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. Pursuant to the terms of the note, the Company entered into a Security Agreement with a collateral agent, on behalf of the note holder granting the collateral agent a security interest in substantially all of the Company's assets.

This Note is a hybrid instrument which contains embedded derivative features which would individually warrant separate accounting as a derivative instrument under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes and the early redemption option. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount has been fully amortized to interest expense using the effective interest method over the life of the note. The note is presently stated on a net to fair value basis.

Long-term convertible note

In April 2005, the Company entered into a Convertible Promissory Note to a former officer of the Company who advanced the Company $86,790. The note has a 3-year term with interest payable only at a rate of 8% per annum. The Company has an option on the three year anniversary of the debenture to pay the debenture in full or convert into the Company's shares of common stock. The debt discount, due to the conversion feature, is being amortized over the life of the instrument using the effective interest method.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature have has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 36 months. The unamortized discount is $64,592 at June 30, 2006. The note has been converted in full as of July 26, 2006 at the option of the Holder. The note is presently stated on a net to fair value basis.

The following long term note is included in the condensed consolidated balance sheet.

                                                                 Fair Value
                                                                 ----------
David Goldberg                                                    $ 86,790
Discount on Note                                                   (64,592)
                                                                  --------
                                                                  $ 22,198
                                                                  ========

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $714,431, less accumulated amortization of $558,419 as of June 30, 2006, of which $18,892 is attributed to the three months ended June 30, 2006. The obligations require monthly payments, including interest totaling $2,583. Interest rates ranging from 1.87% to 13.16% and mature through March 7, 2008. Certain lease obligations are guaranteed by certain executive officers of the Company.

As of June 30, 2006, the aggregate future minimum lease payments are as follows:

Twelve Months

Ending June 30,

2007                                                   $ 27,172
2008                                                      7,821
                                                       --------
Total                                                    34,993
Less: amount representing interest                        1,250
                                                       --------
Net present value of capital lease obligations           33,743
Current portion                                          25,982
                                                       --------
Long-term portion                                      $  7,761
                                                       ========

NOTE 10 - DUE TO OTHERS

During the six months ended June 30, 2006, the Company received cash advances from Mr. Ferro, RAKJ Holdings, Inc. and Triple Crown Consulting, Co. to fund current operations in the amounts of $130,000, $95,000 and $905,000, respectively, of which $-0-, $95,000 and $555,000, respectively was received during the three months ended June 30, 2006. The Company classified the advances as current liabilities as there is no formal agreement in place for the repayment of these funds. The Company is currently negotiating a formal note agreement with the lenders.

The following table details Due to Others as of June 30, 2006:

Loan from Ferro                                            $  130,000
Loan from RAKJ Holdings                                        95,000
Loan from Triple Crown                                        930,000
                                                           ----------
                                                           $1,155,000
                                                           ==========

NOTE 11 - NOTES PAYABLE

In May, 2003, Cargo Connection entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned the Company $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum and matures in 2008, when the balance due will approximate $14,000. Monthly installments of $2,664 commenced in June, 2005. No payments for interest or principal were required before that date. The note is secured by the personal guarantees of the officers of Cargo Connection and is collateralized by substantially all the assets of Cargo Connection.

In September, 2003, Cargo Connection entered into a note payable agreement for $204,372, which is secured by six tractors. The note bears interest at a rate of 8% per annum and is payable in monthly installments of principal and interest totaling $7,489. The note matured in February 2006 and was fully repaid. The Company, however, has an accounts payable balance consisting of interest and late fees of $9,361 as of May 8, 2006. The note is secured by the personal guarantees of the officers of Cargo Connection.

In March, 2004, Mid-Coast entered into a revolving term loan with its financial institution whereby Mid-Coast was granted a $100,000 line of credit that bears interest at a rate of prime plus 2-1/2% (10.75% at June 30, 2006). Mid-Coast is required to make monthly interest only payments until December 15, 2006, when the line of credit terminates. At that time the remaining balance becomes a note payable with a four year term. The obligation is collateralized by all of the assets of Mid-Coast and guaranteed by all of this company's officers.

In January, 2006, the Company entered into a Promissory Note with National Semi-Trailer Corp. in the amount of $87,910 for repayment of its accounts payable obligations due to National Semi-Trailer Corp. The note bears interest at a rate of 10% per annum and is payable in weekly installments of principal and interest totaling $2,041. The Note matures November 16, 2006.

At June 30, 2006 future principal payments on the above notes are as follows:

 Twelve Months
Ending June 30,
---------------
      2007                   $  171,815
      2008                       36,842
      2009                          -0-
                             ----------
                             $  208,657
                             ==========

The following table details the Notes Payable as of June 30, 2006:

HSBC Bank                                      $100,000
National Semi-Trailer                            41,971
US-SBA                                           66,686
                                               --------
    Total                                       208,657
    Less: Current portion:                      171,815
                                               --------
    Long-term portion                          $ 36,842
                                               ========

NOTE 12 - SECURED CONVERTIBLE DEBENTURE

On May 12, 2005, the Company completed a financing agreement for $1,000,000 with Highgate House Funds, Ltd. (the "Highgate"). Under the agreement the Company issued a $1,000,000 secured convertible debenture with a 10% interest rate to Highgate with a maturity date of November 3, 2006. The debenture was secured by all of the assets of the Company. This note was repaid through a new financing arrangement entered into by the Company on December 29, 2005 with Montgomery Equity Partners, Ltd. ("Montgomery") described below.

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

In order to comply with generally accepted accounting principles, the Company`s consolidated financial statements had to reclassify the Highgate warrants from additional paid in capital to liabilities and interest expense effective May 12, 2005 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Highgate debenture, Highgate was paid a fee of $105,525 in May 2005, and received a three-year warrant to purchase up to 250,000 shares of the Company's common stock at price of $0.001 per share. Upon the repayment of the debenture which occurred in December 2005, the warrant was cancelled.

In October 2005, the Company entered into a second secured convertible debenture with members of the management in the amount of $75,000. Under the agreement the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the Conversion date.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The unamortized discount amount is $19,109 at June 30, 2006.

The note is presently stated on a net to fair value basis.

         Convertible Note - Management                      $ 75,000
         Discount on Note                                    (19,109)
                                                            --------
                                                            $ 55,891
                                                            ========

On December 29, 2005, the Company completed a financing agreement for $1,750,000 with Montgomery. Under the agreement the Company issued a $1,750,000 secured convertible debenture with a 10% interest rate to Montgomery with a maturity date of December 28, 2007. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. The Company simultaneously issued to Montgomery a three year Warrant to purchase 2,000,000 Shares of the Company's common stock at an exercise price of $0.001. The Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The debenture is secured by the assets of the Company. The registration statement was filed in February 2006. An amended registration statement was filed in July 2006. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable.

The Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,857,752 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount and the effect of this transaction is included with the February 13, 2006 financing agreement.

In order to properly reflect the consolidated financial statements so that they comply with generally accepted accounting principles, the Company has classified the Montgomery warrants as liabilities and associated interest expenses effective December 29, 2005 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

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

On February 13, 2006, the Company completed a financing agreement for $600,000 with Montgomery. Under the agreement the Company issued a $600,000 secured convertible debenture with a 10% interest rate to Montgomery with a maturity date of February 13, 2008. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. This Note was part of the funding package entered into by the Company with Montgomery on December 29, 2005. As part of that agreement, the Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The registration statement was filed in February 2006 by the Company. As part of the December 29, 2005 agreement, the Company was able to obtain an additional $600,000 from Montgomery under the same terms of the December 29, 2005 Note. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2
Registration Statement. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable. The debenture is secured by the assets of the Company.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount amount is $2,105,887 at June 30, 2006.

The note is presently stated on a net to fair value basis.

         Secured Convertible Debenture - Montgomery            $   2,350,000
         Discount on Note                                         (2,105,887)
                                                               --------------
                                                               $     244,113
                                                               ==============

NOTE 13 - FINANCIAL INSTRUMENTS ("Compound Embedded Derivative Liability")

The effect of the mark to market adjustments associated with the financial instruments for the six month period ending June 30, 2006 generated a loss of $1,532,969 associated with the market price adjustment. In addition, interest expense associated with the derivative financial instruments totaled $985,782 for six month period ended June 30, 2006.

The effect of the mark to market adjustments associated with the financial instruments for the three month period ending June 30, 2006 generated a loss of $242,581 associated with the market price adjustment. In addition, interest expense associated with the derivative financial instruments totaled $259,971 for three month period ended June 30, 2006.

The following table details the liability for financial instruments as of June 30, 2006. It reflects the addition of the financial instrument liability from the additional traunch of funds received from Montgomery (see Note 12) on February 13, 2006 as well as the mark to market adjustments as of March 31, 2006 and June 30, 2006.

                                 Opening                     Mark to                                     Mark to       Balances
Financial                      Balances as                   Market      Balances as      Other          Market          as of
Instrument Liability           of 1/1/2006    Additions     Adjustments  of 3/31/2006  Adjustments     Adjustments     6/30/2006
-------------------------      -----------    ---------     -----------  ------------  -----------     -----------     ---------
     6.5% Series A Notes      $   128,626   $        --   $  (109,876)   $    18,750   $   (12,500)   $        --    $     6,250
     Goldberg Note                 86,909            --          (859)        86,050            --           (523)        85,527
     Highgate Warrants                459            --           459             --          (459)            --
     Management Note               69,442            --        65,139        134,581            --        (32,270)       102,311
     Montgomery                 1,863,534     1,090,902     1,318,263      4,272,699            --        275,910      4,548,609
     Montgomery Warrants            3,783            --        17,721         21,504            --            (77)        21,427
                              -----------   -----------   -----------    -----------   -----------    -----------    -----------
Total Financial
Instrument Liability          $ 2,152,753   $ 1,090,902   $ 1,290,388    $ 4,534,043   $   (12,500)   $   242,581    $ 4,764,124
                              ===========   ===========   ===========    ===========   ===========    ===========    ===========

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2006 are as follows:

              Office and         Equipment
            Warehouse Space     and Trucks
             -----------        -----------
      2007   $ 1,637,009        $   113,132
      2008     1,674,280            114,830
      2009     1,536,774            116,553
      2010     1,454,205            118,301
      2011     1,287,276             29,685
Thereafter     4,099,420                -0-
             -----------        -----------
             $11,688,964        $   492,501
             ===========        ===========

Rent expense charged to operations for office and warehouse space for the six months ended June 30, 2006 and 2005 amounted to $614,471 and $915,719 respectively. See note 17 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the six months ended June 30, 2006 and 2005 amounted to $277,770 and $303,998, respectively.

Rent expense charged to operations for office and warehouse space for the three months ended June 30, 2006 and 2005 amounted to $306,721 and $557,429 respectively. See note 17 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the three months ended June 30, 2006 and 2005 amounted to $141,986 and $147,008, respectively.

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

Significant Customers

For the six months ended June 30, 2006 and 2005, the Company had two customers and one customer, respectively, which comprised more than 10% of its operating revenue. The two customers accounted for 19% and 11% for the six months ended June 30, 2006 and the one customer accounted for 24% for the six months ended June 30, 2005.

Issuance of Stock for Services

The Company issued 25,000,000 shares in March 2006 for consulting services rendered on behalf of the Company.

NOTE 16 - STOCKHOLDER'S DEFICIENCY

Conversion of Notes Payable

On May 4, 2006, 1,562,500 shares of the Company's common stock were issued to Montgomery, based on the conversion of $10,000 of a convertible promissory note.

None of the above transactions included an exchange of cash.

Repayment of Convertible Notes Payable

On May 4, 2006, $40,560 was paid to Montgomery to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

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

The Company rents warehouse space and equipment from related entities. For the six months ended June 30, 2006 and 2005, rent expense charged to operations related to these rentals totaled $402,108 and $436,244 respectively. For the three months ended June 30, 2006 these rentals totaled $190,855 and $176,459 respectively. The leases contain various options for extending and terminate in February, 2014. The Company is also a Guarantor on a facility in Illinois for a related entity in which it rents space.

The net amount due to related parties is $842,251 as of June 30, 2006. The majority of this amount is due for office and warehouse space to one entity for the space it occupies in New York.

NOTE 18 - SUBSEQUENT EVENTS

On July 6, 2006, 8,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible secured debenture.

On July 21, 2006, 32,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $80,000 of a convertible secured debenture.

On August 8, 2006, 11,692,593 shares of the Company's common stock were issued to David Goldberg, based on the conversion of $86,790 of a convertible debenture plus interest.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the quarter ended June 30, 2006 contained in this Quarterly Report on Form 10-QSB, and with the audited financial statements and notes thereto included in Cargo Connection Logistics Holding, Inc.'s ("Cargo Connection") Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC" or the "Commission") on May 22, 2006 and with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 filed with the SEC on June 19, 2006.

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Quarterly Report should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Cargo Connection with respect to the current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," " estimates," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, Cargo also provides forward-looking statements in other material Cargo Connection releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in Cargo's Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports of Form 10-QSB and 10-QSB/A and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause Cargo Connection's actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

      o the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants)

      o the ability to maintain adequate liquidity and produce sufficient cash flow to meet Cargo Connection's capital expenditure plans

      o the ability to attract and retain qualified management and other personnel

      o     the number of potential customers in a target

      o changes in the competitive environment in which Cargo Connection operates

      o     changes in government and regulatory policies

      o the ability to obtain regulatory approvals and to maintain approvals previously granted

      o     uncertainty   relating  to  economic  conditions  generally  and  in
            particularly   affecting  the  markets  in  which  Cargo  Connection
            operates

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

      o     the ability to overcome significant operating losses

      o     the ability to reduce costs

      o the ability to develop products and services and to penetrate existing and new markets

      o     technological developments and changes in the industry

      o the risks discussed in item 1 "Risk Factors" in Cargo Connection's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Commission on May 22, 2006

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. Cargo Connection is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

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

Although our gross revenues are up, as well as our profit after direct operating expenses for the first six months ended June 30, 2006, in order to maintain the operating gross profit growth over last year, management believes that it will still have to steer through conditions, of which are outside of its control such as energy costs, in terms of fuel for the transportation related equipment and the energy required to operate its facilities. Cargo Connection's transportation operation shows a thirty-three (33%) percent increase in gross revenue compared to last year during the same time period. We are anticipating that our business revenues will continue to increase as we continue to increase our customer base and become less reliant on a few key customers. The warehouse services operation will need to generate sales and cultivate new customers for its services in order for the Company to fully achieve major growth.

To better align the business operations of the Company and to continue to gain brand name recognition, management has changed the name of its Mid-Coast Management, Inc. subsidiary. Effective March 14, 2006, this subsidiary became known as Cargo Connection Logistics - International, Inc. Its focus is on the International opportunities the Company is looking to cultivate. This will include the work that is being to be led by David Quach, current President of Cargo Connection Logistics - International, in China and the Pacific Rim to expand upon business opportunities into and out of Asia. This subsidiary will also be looking into other international business, beginning with countries in Central and South America.

Domestically, the Company is expanding the operations for Cargo Connection Logistics Corp. It will ultimately become responsible for all of the domestic transportation operations and will also include the domestic warehouse and value added services beginning in the third quarter of 2006. The Company has undergone a transition period during the second quarter to prepare for this realignment of operations at minimal cost. As a beginning to the expansion of business at New York's JFK area facility, the Company has been named as the General Order warehouse by United States Customs. This will be added to Cargo Connection Logistics Corp.'s designation as a "Bonded" facility and Container Freight Station. In addition, effective the beginning of the third quarter of 2006, the functions and operations of Mid-Coast Management will be administered through Cargo Connection Logistics Corp. on a reporting basis.

Both subsidiaries will be involved with joint ventures that the Company has entered into to help secure expansion and growth opportunities. The joint venture with American River International, Ltd. allows for the needed licenses and certifications necessary to do business overseas. The joint venture with Aviation Services Group allows for the different multi-modal logistics options necessary to serve our customers' needs.

RESULTS OF OPERATIONS

Revenues from operations for the six months ended June 30, 2006 were $7,700,928 compared with $6,758,987 for the six months ended June 30, 2005. The increase in revenue was specifically due to the transportation and trucking related business of Cargo Connection Logistics Corp.

Revenues from operations for the three months ended June 30, 2006 were $4,056,727 compared with $3,302,309 for the three months ended June 30, 2005. The increase of $754,418 was due to the increase in direct trucking revenue, mostly derived from the new local and general order warehouse business at the JFK facility.

Looking at each subsidiary independently, revenues generated from the operations of Cargo Connection Logistics Corp. for the six months ended June 30, 2006, were $7,700,330 compared with $5,772,157 for the six months ended June 30, 2005. The majority of the revenue was generated from trucking operations. This represents an increase of $1,928,173 or over a 33% increase for the same six month period. In addition, the increase in revenue of $1,159,426, for the three months ended June 30, 2006 compared with June 30, 2005 is derived from revenue of $4,056,129 for the three months ended June 30, 2006 compared with $2,896,703 for the same three months ended June 30, 2005. This equates to a 40% increase in revenue for the three months ended June 30, 2006 versus June 30, 2005. This increase in Cargo Connection Logistics Corp.'s revenue was due to (a) an increase in core service offerings associated with client acceptance of those offerings, (b) expansion of the New York marketplace to include additional local pick up and delivery services and (c) the addition of the General Order warehouse operation at JFK that began in June, 2006. The Company has continued to expand it customer base and not to be as reliant on a few key customers as it had in 2005.

Conversely, revenues generated from the operations of Mid-Coast Management, Inc. for the six months ended June 30, 2006 were $598 compared with $986,830 for the six months ended June 30, 2005. This reflects a decrease in gross revenue of $986,232 over the same time period for the previous year. The reason for the decrease is due to a change in the business relationship with a major customer and a transition of the remaining business into Cargo Connection Logistics Corp. Under its prior relationship, Mid-Coast Management, Inc. was restricted in obtaining new customers in certain markets whereas a result of this change caused a loss of potential revenues. The business opportunities for this division will remain in the international markets. And under the Cargo Connection Logistics - International banner, the opportunities are already being explored.

In comparing the operating costs for the six months ended June 30, 2006 to the six months ended June 30, 2005 we show direct operating expenses of $5,266,923 versus $4,776,553 for that time period, respectively. The direct operating expenses were higher by approximately $490,370 for the six months. However, as a percentage of revenue, the expenses as a percentage were down in 2006 from 2005 and were 68% versus 71%, respectively of the revenue in each year.

In comparing the operating costs for the second quarter (three months ended June 30, 2006) to the second quarter of 2005 (three months ended June 30, 2005) we show direct operating expenses of $2,760,979 versus $2,365,207 for those quarters, respectively. The direct operating expenses were higher by approximately $395,772 for the three months. However, as a percentage of revenue, the expenses as a percentage decreased from the same period last year as they are 68% versus 72%, respectively.

Selling, general and administrative expenses were $3,701,562 for the six months ended June 30, 2006 compared with $3,369,988 for the six months ended June 30, 2005. The $331,574 increase in selling, general and administrative expenses equates to approximately 1.19% increase over the previous year's six months as a percentage of revenue. These expenses are primarily the result of increased consulting and professional fees associated with being a public entity. In addition, we have increased our rent expense by over $325,000 from the previous year as well as having our allowance for bad debt increase by approximately $50,000 during the first six months for potential uncollectible accounts receivable. Interest and financing expense amounted to $1,133,888 for the six months ended June 30, 2006 as compared to $344,101 for the six months ended June 30, 2005. This approximate increase of $790,000 is primarily due to the associated interest for the conversions on notes during the period. There is also a decrease in interest expense related to the operations by approximately $20,000.

Selling, general and administrative expenses were $1,493,848 for the three months ended June 30, 2006 compared with $1,599,387 for the three months ended June 30, 2005. The $105,539 decrease in selling, general and administrative expenses as a percentage of revenue decreased by approximately 11.5% and is primarily the result of a decrease in consulting and professional fees associated with being a public entity during this quarter. Interest and financing expense amounted to $287,101 for the three months ended June 30, 2006 as compared to $92,426 for the three months ended June 30, 2005. The increase of $194,675 is primarily due to the associated interest for the secured debentures and the note conversions on the Company as well as the interest related to the operating subsidiaries that decreased by approximately $8,500.

The net result of these efforts was an decrease in loss from operations before other income (expense) of $1,267,557 for the six months ended June 30, 2006 compared to a net loss of $1,387,554 for the six months ended June 30, 2005. Of the $1,267,557 loss from operations, $598,660 relates to the operating subsidiaries and $668,897 from the holding company. As a percentage of revenue, the loss from operations represents an approximate 4% improvement for the six month period compared with 2005.

The net result of these efforts for the three months ended June 30, 2006 was a decrease in loss from operations before other income (expense) of $464,186 compared the three months ended June 30, 2005. The loss from operations figures were $198,099 and $662,285 for the three months ended June 30, 2006 and 2005, respectively. Of the loss from operations during the three months ended June 30, 2006, approximately $205,000 relates to the holding company and the operating subsidiaries had a gain from operation of approximately $7,000.

The net effect is a net loss for the six months ended June 30, 2006 of $3,882,409 compared to a net loss of $1,382,347 for the six months ended June 30, 2005. The increase in the net loss of $2,500,062 is primarily due to an increase in administrative costs of $1,802,027 related to financial instrument liability costs along with an increase of approximately $790,000 in financing expenses (see above), an increase in direct operating expenses of $490,370, an increase in indirect operating expenses of $331,575 along with an increase in revenue of $941,941 from operations. The Company in 2006 spent a full 12 months as a public entity. In 2005, the Company was a public entity for about 7-1/2 months. The Company has incurred additional costs in 2006 compared to 2005 as it has operated a full 6 months in 2006 compared to about 1-1/2 months in 2005 for the six month periods ended June 30, 2006 and 2005, respectively.

The net effect is a net loss for the three months ended June 30, 2006 of $690,829 compared to a net loss of $421,984 for the three months ended June 30, 2005. The increase in the net loss of $268,845 for the three months ended June 30, 2006 is primarily due to an increase in administrative costs of $511,639 related to derivative liability costs along with an increase of $194,675 in financing expenses, an increase in direct operating expenses of $395,772, a decrease in indirect operating expenses of $105,539 along with an increase in revenue of $754,418 from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss in the year ended December 31, 2005 and through June 30, 2006 and has a working capital deficiency in prior years. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. Our auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2005. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our available cash at June 30, 2006 was $255,566. In addition there is an additional $221,314 in escrowed funds being held by Cargo Connection's factor that is used to assist in the payment of transportation costs and there is an additional $35,764 in escrowed funds being held on the Company's behalf by its attorney to assist in the pay down of its financial instruments.

The Company has received funds from unrelated third parties in the amount of $1,130,000 during the six months ended June 30, 2006 of which $650,000 was received during the three months ended June 30, 2006. These funds were given to the Company on a short-term basis to assist in working capital. No formal repayment terms have been worked out and these amounts total $1,155,000.

The Company, during the first quarter ended March 31, 2006, restructured some of its outstanding debt and attempted to retire some of the existing debt currently outstanding as well as negotiate better terms on these instruments. The Company continued to do so during the second quarter ended June 30, 2006 by retiring the remaining $40,000 of a convertible note. The restructuring or retirement of the current outstanding will still require additional financing for the Company.

The Company has used approximately the same amount of cash in its operating activities for the six month period ended June 30, 2006 as it had for the six month period ended June 30, 2005. From the condensed consolidated statement of cash flows it is noted that the net cash used was $1,195,056 for 2006 compared with $1,190,817 for 2005.

FUTURE OUTLOOK

The Company continues to attempt to take steps to improve upon shareholder value. The Company's core focus is the Transportation and Logistics Industry and those ancillary businesses and needs that it complements. The first entry into this industry was through the acquisition on Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. These companies give the Company a solid base in becoming a partner of the logistics community. The initial acquisitions of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. gave the Company a solid base in becoming a partner of the logistics community.

Cargo Connection Logistics Corp. is capable of being the Domestic transportation partner for those International companies who require assistance throughout the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. It has the facilities to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for the client while the goods are clearing customs in its Customs approved Container Freight Stations. As of June, 2006, Cargo Connection Logistics Corp. has been granted the designation of a General Order warehouse at JFK international airport to add to its list of services. In addition, Cargo Connection Logistics Corp. operates line-haul service throughout the United States. It runs scheduled less-than-truckload service up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In June, 2006, the Company expanded its local pickup and delivery service around New York's JFK International Airport.

Mid-Coast Management, Inc., now known as Cargo Connection Logistics - International, Inc., will become the international division of our Company. It will seek out opportunities abroad, cultivate those opportunities and turn them into revenue streams through the implementation of our services that can be offered within the logistics industry either by the Company directly or through its joint venture partnerships (see below). Most recently, the Chairman of Cargo Connection Logistics Holding, Inc., and the President of Cargo Connection Logistics - International, Inc., visited the Pacific Rim to explore the potential for the Company to open offices and add personnel and establish a foothold in countries overseas. The Company has already entertained shipments deriving from the Pacific Rim and is looking to expand into this region by opening offices to assist its customers from points of origin.

The Company will continue to look in other areas to become involved in that will complement the needs of the industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions.

One of these entities that we are partnering in is Independent Transportation Group (ITG). ITG has the ability to attract independent contractors and other carriers to perform work on behalf of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. The primary goal on is to assist the Company through assisting in increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of June 30, 2006 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending June 30, 2006 and there were no such control actions taken during the quarterly period ending June 30, 2006.

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

All of the above shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by
Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On May 4, 2006, we paid $40,560 to Montgomery, to redeem the remaining balance, plus interest, of the convertible promissory note held by them.

SUBSEQUENT EVENTS

On July 6, 2006, 8,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible secured debenture.

On July 21, 2006, 32,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $80,000 of a convertible secured debenture.

On August 8, 2006, 11,692,593 shares of the Company's common stock were issued to David Goldberg, based on the conversion of $86,790 of a convertible debenture plus interest.

All of these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

On May 19, 2006 the Company filed an 8-K based upon Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

                    CARGO CONNECTION LOGISTICS HOLDING, INC.

                             Date: August 14, 2006

                             By: /s/ Scott Goodman
                                ------------------------
                             Scott Goodman
                             Chief Financial Officer and
                             Chief Operating Officer