Form 10QSB
period 2006-09-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2006-11-20
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 17, 2006: 890,376,501 shares of common stock outstanding, $0.001 par value.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         PERIOD ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                     ASSETS
Current Assets
  Cash                                                             $    233,847
  Cash in escrow - factor                                               232,973
  Cash in escrow - attorney                                              35,764
  Accounts receivable, net of allowances
    for doubtful accounts of $442,903                                   944,413
  Due from officers                                                      50,000
  Due from factor                                                       410,773
  Prepaid expenses                                                      431,386
                                                                   ------------
Total current assets                                                  2,339,156
                                                                   ------------

Property and equipment, net of accumulated
    depreciation of $1,371,520                                          361,936
Security deposits                                                        88,283
                                                                   ------------
Total Assets                                                       $  2,789,374
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued expenses                            $  3,029,771
  Financial instrument liability                                      4,640,156
  Current portion of convertible notes payable                           25,000
  Current portion of notes payable                                      160,295
  Current portion of capital leases payable                              27,356
  Current portion of secured debenture                                   74,795
  Due to related parties                                              1,312,543
  Due to officers                                                        61,293
  Due to others                                                       1,255,000
  Security deposits and escrowed funds                                   41,873
                                                                   ------------
Total current liabilities                                            10,628,082
                                                                   ------------

Long term portion of capital leases payable                              18,501
Long term portion of notes payable                                       29,193
Long term portion of secured debenture                                  375,788
Deferred rent                                                         1,071,841
                                                                   ------------
          Total Liabilities                                          12,123,405
                                                                   ------------

Stockholders' Deficiency
  Series III convertible preferred stock,
    par value $1.00 - authorized 500,000
    shares, 265,000 shares issued  and outstanding
    (liquidated value of $265,000)                                      265,000
  Series IV convertible preferred stock,  par
    value $1.00 - authorized 600,000 shares,
    517,500 shares issued and outstanding
    (liquidation value $517,500)                                        517,500
  Common stock, par value $.001 - authorized
    5,000,000,000 shares, 890,376,501 shares
    issued and outstanding                                              890,377
  Additional paid in capital                                          2,204,763
  Deferred services - consulting                                       (100,000)
  Deferred offering costs                                               (10,000)
  Accumulated deficit                                               (13,101,671)
                                                                   ------------
          Total Stockholders' Deficiency                             (9,334,031)
                                                                   ------------
Total Liabilities and Stockholders' Deficiency                     $  2,789,374
                                                                   ============

      See accompanying notes to condensed consolidated financial statements

             CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                      For the three months ended                  For the nine months ended
                                               September 30, 2006    September 30, 2005    September 30, 2006    September 30, 2005
                                                                        [as restated]                              [as restated]
                                               ------------------    ------------------    ------------------    ------------------
Net revenue                                    $        5,273,639    $        3,837,611    $       12,974,567    $       10,596,598

Cost of sales                                           3,394,243             2,822,268             8,661,163             7,598,821
Selling, general and administrative expenses            1,889,012             1,930,334             5,590,575             5,300,322
                                               ------------------    ------------------    ------------------    ------------------

Loss from operations                                       (9,616)             (914,991)           (1,277,171)           (2,302,545)
                                               ------------------    ------------------    ------------------    ------------------

Other expense (income)
  Interest income                                            (481)                  (80)                 (810)                 (250)
  Interest expense                                        324,185               231,747             1,458,073               575,848
  Rental income                                           (37,050)              (40,550)              (89,800)             (122,750)
  Derivative instrument expense (income)                  155,117              (321,601)            1,688,086              (589,721)
  Gain on sale of asset                                        --                (3,933)                   --                (3,933)
  Debt extinguishment                                     533,851                    --               534,789                    --
  Other expense (income), net                                  --              (316,495)                  135              (315,312)
                                               ------------------    ------------------    ------------------    ------------------
    Total other expense (income)                          975,622              (450,912)            3,590,473              (456,118)
                                               ------------------    ------------------    ------------------    ------------------

Net loss                                       $         (985,238)   $         (464,079)   $       (4,867,644)   $       (1,846,427)
                                               ==================    ==================    ==================    ==================

Basic and diluted (loss) per share             $          (0.0011)   $          (0.0011)   $          (0.0063)   $          (0.0054)
                                               ==================    ==================    ==================    ==================

Weighted average number of common shares
    outstanding - basic and diluted                   875,078,503           408,310,930           772,505,630           339,323,749
                                               ==================    ==================    ==================    ==================

      See accompanying notes to condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                         September 30, 2006    September 30, 2005
                                                                         ------------------    ------------------
Cash flows from operating activities:
  Net loss                                                               $       (4,867,644)   $       (1,846,427)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Interest expense for embedded derivative instruments                          490,902                10,693
      Amortization of note discounts                                                447,017               127,228
      Mark to market on derivative instrument expense                             1,688,086              (589,721)
      Depreciation and amortization                                                 121,266               181,323
      Deferred rent                                                                 196,274               373,480
      Issuance of shares for services                                               250,000               152,642
      Bad debt expense                                                               24,936                    --
      Loss on extinguishment of debt                                                534,789                    --
      Amortization of deferred consulting costs                                      20,000
      Write off of deferred financing costs                                              --              (105,000)
  Changes in operating assets and liabilities:
      (Increase) decrease in escrow held by factor                                  (80,109)              195,972
      Decrease (increase) in escrow held by attorney                                 13,587                (2,962)
      (Increase) decrease in accounts receivable                                   (260,292)              205,921
      Decrease (increase) in due from factor                                        200,911              (223,221)
      Increase in other receivables                                                      --               (57,023)
      Increase in prepaid expenses                                                 (215,242)              (57,408)
      Decrease in due from employees                                                     --                 7,240
      (Decrease) increase in accounts payable
      and accrued expenses                                                         (375,231)              394,933
      Decrease in note payable - factor                                                  --              (428,534)
      (Decrease) increase in security deposits and
      escrowed funds                                                                  6,231                (1,120)
                                                                         ------------------    ------------------
Net cash used in operating activities                                            (1,804,519)           (1,661,984)
                                                                         ------------------    ------------------
Cash flows from investing activities
      Redemption of security deposits                                                 3,171                86,587
      Payments received for security deposits                                       (15,920)                   --
      Purchase of property and equipment                                            (51,369)              (16,897)
      Disposal of property and equipment                                                 --                38,347
                                                                         ------------------    ------------------
Net cash provided by (used in) investing activities                                 (64,118)              108,037
                                                                         ------------------    ------------------
Cash flows from financing activities
      Repayments from related parties                                                66,378                    --
      Repayments from officers                                                          430                 3,660
      Repayments towards officers                                                   (52,829)              (64,016)
      Payments towards related parties                                                   --               (53,147)
      Amounts received from others, net of $62,500 repayments                     1,192,500                    --
      Amounts received from related parties                                         545,247               313,369
      Proceeds from issuance of Series IV preferred stock                                --               490,000
      Proceeds from notes payable                                                        --               108,335
      Proceeds from secured debentures                                              600,000             1,000,000
      Principal payments on convertible notes payable                              (226,002)             (257,006)
      Principal payments on notes payable                                          (213,920)                   --
      Principal payments on capital leases payable                                  (56,338)              (60,737)
                                                                         ------------------    ------------------

Net cash provided by financing activities                                         1,855,466             1,480,458
                                                                         ------------------    ------------------
Net decrease in cash                                                                (13,171)              (73,489)

Cash, beginning of period                                                           247,018                95,630
                                                                         ------------------    ------------------
Cash, end of period                                                      $          233,847    $           22,141
                                                                         ==================    ==================

      See accompanying notes to condensed consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                         September 30, 2006    September 30, 2005
                                                                         ------------------    ------------------

Supplemental disclosure of cash flow information

      Interest expense                                                   $        1,458,073    $          575,848
                                                                         ==================    ==================
      Income taxes                                                       $               --    $               --
                                                                         ==================    ==================

Supplemental schedule of non-cash activities:
      Write off of accrued interest assumed as part
        of convertible note                                              $               --    $           18,779
                                                                         ==================    ==================
      Cancellation of shares issued to Cornell Capital                   $               --    $          790,000
                                                                         ==================    ==================
      Shares issued in connection with reverse acquisition               $               --    $          239,599
                                                                         ==================    ==================
      Recapitalization of additional paid in capital
        in connection with reverse acquisition                           $               --    $       16,230,384
                                                                         ==================    ==================
      Conversion of convertible notes payable to common stock            $          350,290    $          244,221
                                                                         ==================    ==================
      Conversion of secured debentures to common stock                   $          100,000    $               --
                                                                         ==================    ==================
      Issuance of shares for settlement of accounts payable
        and accrued expenses                                             $           21,784    $          686,079
                                                                         ==================    ==================
      Issuance of shares for deferred consulting services                $          120,000    $               --
                                                                         ==================    ==================
      Discount on secured debenture                                      $          600,000    $               --
                                                                         ==================    ==================
      Conversion of preferred stock to common stock                      $          180,000    $          142,000
                                                                         ==================    ==================
      Distribution to officers                                           $           15,439    $               --
                                                                         ==================    ==================
      Write off of derivatives for convertible note
        payable and secured debenture due to conversion
        and payoffs                                                      $          291,584    $               --
                                                                         ==================    ==================
      Write off of discount on convertible note
        payable and secured debenture due to conversion
        and payoffs                                                      $          154,204    $               --
                                                                         ==================    ==================
Purchase of equipment through capital lease                              $           19,800    $               --
                                                                         ==================    ==================

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2006 and 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company") to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company".

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. The Company's target base ranges from mid-sized to Fortune 100 TM companies. This is accomplished through its network of terminals and transportation services. It operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some Company equipment, dedicated owner operators and through our relationships with transportation companies.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities, container freight station operations, and a General Order warehouse operation which began in the latter part of the second quarter of 2006, all of these leased facilities enhance and support our customer's supply chain logistics needs. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items, the inspection of goods into the United States and storage of goods.

Reverse Acquisition

On May 12, 2005, Championlyte Holdings, Inc. purchased all of the outstanding shares of Cargo Connection and Cargo International for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange. As additional consideration, Championlyte Holdings, Inc. will issue shares of preferred stock to Cargo Connection and Cargo International, which are convertible into common stock of Cargo Connection Logistics Holding, Inc. twelve
(12) months from the closing date of the transaction so that Cargo Connection and Cargo International will own eighty percent (80%) of the outstanding shares of Championlyte Holdings, Inc.

The acquisition of Cargo Connection and Cargo International has been treated as a recapitalization and purchase by Cargo Connection and Cargo International as the accounting acquirer (reverse acquisition) of the Company, as control rests with the former Cargo Connection and Cargo International shareholders. Prior to the acquisition, Championlyte Holdings, Inc. had been the registrant. The historical financial statements prior to May 12, 2005 are those of Cargo
Connection and Cargo International. The transaction is considered a capital transaction whereby Championlyte Holdings, Inc. contributed its stock for the net assets of Cargo Connection and Cargo International.

Reverse merger accounting requires the Company to present in public information filings the historical financial statements and other information of Cargo Connection and Cargo International. The Company's historical stockholders investment is retroactively restated for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying condensed consolidated financial statements present the results of operations for the nine months ended September 30, 2006 and 2005 which are based upon historical financial statements of Cargo Connection and Cargo International. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Championlyte Holdings, Inc. and Cargo Connection and Cargo International.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of the Securities and Exchange Commission ("SEC") Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of its operations three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006. The results for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the SEC rules and regulations.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Cash

The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced any losses on these accounts, and believes that such risk in minimal.

Financial instruments and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Accounts receivable and allowance for doubtful accounts

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Management makes estimates as to the collectibility of accounts receivable and adjusts the doubtful accounts when deemed necessary, based upon analysis of the aging of accounts receivable, customer credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers.

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

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments at September 30, 2006, the amount of the liability for deferred rent was $1,071,841.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the nine months ended September 30, 2006, there were no impairment charges relating to long-lived assets.

Revenue recognition

Cargo Connection recognizes all revenues based upon delivery of the goods at their final destination. Cargo International recognizes revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

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

Estimated liability for insurance claims

The Company maintains automobile, general, cargo, and workers' compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes any potential liabilities, if they exist, for its share of ultimate settlements using all available information, coupled with the Company's history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Company has accrued.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, estimates of uncollectible accounts receivable and the valuation allowance for deferred income tax assets.

Fair value disclosure

For certain of the Company's financial instruments, including cash, receivables, and accounts payable, accrued expenses, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

Net loss per share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of September 30, 2006 and 2005, of 333,169,643 and 264,338,885, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. As of September 30, 2006 there were 890,376,501 shares of common stock outstanding, with a weighted average number of shares used for the net loss per share computation of 772,505,630 shares for the nine months ended and a weighted average number of shares used for the net loss per share computation of 875,075,503 shares for the three months ended.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statements of operations. For debt instruments having conversion features whereby the holder can convert at anytime, the deferred charge is recorded as interest expense in the period proceeds are received.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market at each balance sheet date. In the event that the embedded derivative is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and reclassified to equity.

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


NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $4,867,643 and $1,846,427 for the nine months ended September 30, 2006 and 2005, respectively. The Company incurred a net loss attributable to common stockholders of $985,238 and $464,079 for the three months ended September 30, 2006 and 2005, respectively. The Company has a working capital deficiency of $8,288,926 as of September 30, 2006 and a stockholders' deficiency of $9,334,031 as of September 30, 2006 and expects that it will incur additional losses in the immediate future. To date the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties. The Company is responsible to file an SB-2 Registration Statement under provisions in the Montgomery Note (see Note 12) and can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable. The debenture is secured by the assets of the Company. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. Our auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2005. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

The convertible debt had previously been accounted for under EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") using the intrinsic value accounting model which includes accounting for beneficial conversion features. It was determined that the secured convertible debentures contain embedded derivatives requiring bifurcation under EITF 00-19, which requires these instruments to be accounted for under SFAS 133 using the fair value accounting model.

As a result of the Company's determination, certain convertible debt instruments are not conventional convertible debt, and any associated warrants and any beneficial conversion features that were previously recorded as additional paid in capital and with a corresponding reduction to the notes payable were eliminated from the balance sheet and the amortization of any warrant and beneficial conversion feature value was eliminated from the results of operations. The warrants and any other potential embedded derivatives in the notes requiring bifurcation under ElTF 00-19 were accounted for as liabilities and marked to market at each balance sheet date under SFAS 133. The corresponding gain or loss in value was recorded in the statement of operations as additional financing costs.

The Company reviewed its initial accounting for its (1) Series A 6.5% Convertible Promissory Notes originally issued to Advantage Fund and subsequent notes issued and/or assigned to Advantage Capital, Alpha, Gamma, Cornell and Montgomery, (2) along with the Highgate Convertible Note, dated May 11, 2005. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and it was determined that these instruments should not be classified as components of stockholders equity. The instruments were deemed to be liabilities, and as such, were subject to SFAS 133 and have been recorded at fair value.

During the nine months ended September 30, 2006, the Company recognized, in other expenses, the loss on financial instruments of $1,688,086 related to the mark-to-market of its derivative liability compared with income in the amount of $589,721 for the nine months ended September 30, 2005. In addition for the nine month period ended September 30, 2006 interest expense of $1,207,364 was related to the embedded derivative amortization.

During the three months ended September 30, 2006, the Company recognized, in other expenses, the loss on financial instruments of $155,117 related to the mark-to-market of its derivative liability compared with $268,120 for the three months ended September 30, 2005. In addition for the three month period ended September 30, 2006 has interest expense of $221,581 related to the embedded derivative amortization.

As a result of the restatement, warrants and options have also been reclassified as derivative liabilities in the condensed consolidated balance sheet. The warrants and options had previously been measured based on a relative fair method and are now measured at their full fair value and will be marked to market on each balance sheet date.

Embedded derivatives contained in the convertible debenture are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These embedded derivatives will also be marked to market on each balance sheet date. The resulting debt discount is amortized over the period of the convertible debt and the secured line of credit as interest and other expenses in our accompanying condensed consolidated statements of operations. The remaining unamortized amount associated with the embedded derivatives is $1,874,417 as of September 30, 2006.


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

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"), which establishes a common definition for fair value under accounting principles generally accepted in the United States of America ("GAAP"), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.


NOTE 7 - FACTORING FACILITIES

Cargo Connection has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract automatically renews annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.5902% as of September 30, 2006 and a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At September 30, 2006, $410,773 is due from the factor which represents the reserve against submitted invoices. The escrow held by the factor, totaling $232,973 represents funds available to assist Cargo Connection in funding payments to independent carriers. The Factor and the Company have an agreement, whereby the Company escrows funds that are to be used to pay for the services of outside transportation vendors. This is mainly due to the concerns of the Factor as to potential defaulted payments by the Company to its outside transportation vendors to ensure that these funds are not diverted for other uses. At September 30, 2006, the total amount advanced by the factor was $1,555,994 which represents the proceeds from financing of accounts receivables sold.


NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company is obligated under 6.5% Series A convertible promissory notes payable to one entity (Gamma) totaling $25,000. The notes were due December 31, 2004 and are considered to be due on demand. This note bears interest at 6.5% and is convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by 80% or the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. Pursuant to the terms of the note, the Company entered into a Security Agreement with a collateral agent, on behalf of the note holder granting the collateral agent a security interest in substantially all of the Company's assets.

This Note is a hybrid instrument which contains embedded derivative features which would individually warrant separate accounting as a derivative instrument under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes and the early redemption option. The value of the single compound embedded derivative liability, in the amount of $6,250 as of September 30, 2006 (see note 13), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount has been fully amortized to interest expense using the effective interest method over the life of the note. The note is presently stated on a net to fair value basis.

Long-term convertible note

In April 2005, the Company entered into a Convertible  Promissory Note (Goldberg
Note) to a former officer of the Company who advanced the Company $86,790. The note had a 3-year term with interest payable only at a rate of 8% per annum. The Company had an option on the three year anniversary of the debenture to pay the debenture in full or convert into the Company's shares of common stock. The debt discount, due to the conversion feature, was being amortized over the life of the instrument using the effective interest method.

The note has been converted into 11,637,050 shares of the Company's common stock in full payment of principal and interest as of the redemption date of July 26, 2006 at the option of the Holder.


NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $734,231, less accumulated amortization of $577,212 as of September 30, 2006, of which $18,794 of amortization is attributed to the three months ended September 30, 2006. The obligations require monthly payments, including interest totaling $3,221. Interest rates range from 1.87% to 13.16% and mature through August 1, 2009. Certain lease obligations are guaranteed by certain executive officers of the Company.

As of September 30, 2006, the aggregate future minimum lease payments are as follows:

Twelve Months
Ending September 30,

2007                                                   $ 29,685
2008                                                     12,870
2009                                                      7,018
                                                       --------
Total                                                    49,573
Less: amount representing interest                        3,716
                                                       --------
Net present value of capital lease obligations           45,857
Current portion                                          27,356
                                                       --------
Long-term portion                                      $ 18,501
                                                       ========


NOTE 10 - DUE TO OTHERS

During the nine months ended September 30, 2006, the Company received cash advances from Mr. Ferro, RAKJ Holdings, Inc. and Triple Crown Consulting, Co. to fund current operations in the amounts of $130,000, 145,000 and $980,000, respectively, of which $-0-, $50,000 and $50,000, respectively was received during the three months ended September 30, 2006. The Company classified the advances as current liabilities as there is no formal agreement in place for the repayment of these funds. The Company is currently negotiating a formal note agreement with the lenders.

The following table details Due to Others as of September 30, 2006:


Loan from Ferro                   $     130,000
Loan from RAKJ Holdings                 145,000
Loan from Triple Crown                  980,000
                                  -------------
                                  $   1,255,000
                                  =============


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

In March, 2004, Cargo International entered into a revolving term loan with its primary financial institution whereby Cargo International was granted a $100,000 line of credit that bears interest at a rate of prime plus 2-1/2% (10.75% at September 30, 2006). Cargo International is required to make monthly interest only payments until December 15, 2006, when the line of credit terminates. At that time the remaining balance becomes a note payable with a four year term. The obligation is collateralized by all of the assets of Cargo International and guaranteed by all of this company's officers.

In January, 2006, the Company entered into a Promissory Note with National Semi-Trailer Corp. in the amount of $87,910 for repayment of its accounts payable obligations due to National Semi-Trailer Corp. The note bears interest at a rate of 10% per annum and is payable in weekly installments of principal and interest totaling $2,041. The Note was to mature November 16, 2006 and has been extended by the Holder under payment terms presently in effect until a renegotiated payment schedule is agreed upon by both parties.

At September 30, 2006 future principal payments on the above notes are as follows:

Twelve Months
Ending September 30,
--------------------
      2007                   $  160,295
      2008                       29,193
      2009                          -0-
                             ----------
                             $  189,488
                             ==========

The following table details the Notes Payable as of September 30, 2006:

 HSBC Bank                          $    100,000
 National Semi-Trailer                    30,152
 US-SBA                                   59,336
                                   -------------
     Total                          $    189,488
     Less: Current portion:              160,295
                                    ------------
     Long-term portion              $     29,193
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

The Highgate Note is a hybrid instrument which contained both freestanding derivative financial instruments and more than one embedded derivative feature which warranted separate accounting as a derivative instrument under SFAS No.
133. The freestanding derivative financial instruments included the warrant, which was valued individually, and totaled $1,007,425 at the date of inception. The various embedded derivative features had been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative feature includes the conversion feature within the notes, the conversion reset feature, and the early redemption option. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount was amortized to interest expense using the effective interest method over the life of the note.

In order to comply with generally accepted accounting principles, the Company had to reclassify the Highgate warrants from additional paid in capital to liabilities and interest expense effective May 12, 2005 to reflect the registration rights agreement into which the Company entered in connection with its issuance of the warrants. . In accordance with EITF 00-19, the Company had allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also required that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Highgate debenture, Highgate was paid a fee of $105,525 in May 2005, and received a three-year warrant to purchase up to 250,000 shares of the Company's common stock at price of $0.001 per share. Upon the repayment of the debenture which occurred in December 2005, the warrant was cancelled.

In October 2005, the Company entered into a second secured convertible debenture with members of management in the amount of $75,000. Under the agreement the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the management group with a maturity date of September 30, 2006. The debenture is convertible into common shares of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the Conversion date. The Company has received no notification that it is presently in default under the provisions of the note, however the note is currently past due.

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability, in the amount of $121,829 as of September 30, 2006 (see note 13), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The unamortized discount amount is $205 at September 30, 2006.

The note is presently stated on a net to fair value basis.

            Convertible Note - Management             $    75,000
            Discount on Note                                 (205)
                                                      -----------
                                                      $    74,795
                                                      ===========

On December 29, 2005, the Company completed a financing agreement for $1,750,000 with Montgomery. Under the agreement the Company issued a $1,750,000 secured convertible debenture with a 10% interest rate to Montgomery with a maturity date of December 28, 2007. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. The Company simultaneously issued to Montgomery a three year Warrant to purchase 2,000,000 Shares of the Company's common stock at an exercise price of $0.001 per share. The Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The debenture is secured by the assets of the Company. The registration statement was filed in February 2006. An amended registration statement was filed in July 2006. The SB-2 Registration Statement is not effective as of this date. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable. To date, the Company has not received notification that it is in default under the provisions of the note. In addition, the Company is currently seeking to obtain a waiver indicating that the Company is not in default.

The Montgomery Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,861,535 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount and the effect of this transaction is included with the February 13, 2006 financing agreement.

The Company has classified the Montgomery warrants as liabilities and associated interest expense effective December 29, 2005 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

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

This above Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability, in the amount of $4,512,077 as of September 30, 2006 (see note 13), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount amount is $1,874,212 at September 30, 2006.

The note, in its entirety, is presently stated on a net to fair value basis.

            Secured Convertible Debenture - Montgomery       $   2,250,000
            Discount on Note                                    (1,874,212)
                                                             -------------
                                                             $     375,788
                                                             =============


NOTE 13 - FINANCIAL INSTRUMENTS ("Compound Embedded Derivative Liability")


The effect of the mark to market adjustments associated with the financial instruments for the nine month period ending September 30, 2006 generated a loss of $1,688,086 associated with the market price adjustment. In addition, interest expense associated with the derivative financial instruments totaled $1,207,364 for nine month period ended September 30, 2006.

The effect of the mark to market adjustments associated with the financial instruments for the three month period ending September 30, 2006 generated a loss of $155,117 associated with the market price adjustment. In addition, interest expense associated with the derivative financial instruments totaled $221,581 for three month period ended September 30, 2006.

The following table details the liability for financial instruments as of September 30, 2006. It reflects the addition of the financial instrument liability from the additional traunch of funds received from Montgomery (see
Note 12) on February 13, 2006 as well as the mark to market adjustments as of March 31, 2006, June 30, 2006 and September 30, 2006.

      Financial Instrument Liability (for the three months ended 9/30/2006)

Financial Instrument Liability             Opening                                     Mark to
(three months                              Balances                       Other         Market        Balances
ended 9/30/2006)                       as of 7/01/2006    Additions   Adjustments    Adjustments   as of 9/30/2006
                                       ---------------   ----------   -----------    -----------   ---------------
     6.5% Series A Notes (Gamma)       $         6,250   $       --   $        --    $        --   $         6,250
     Goldberg Note                              85,527           --       (85,527)            --                --
     Management Note                           102,311           --            --         19,518           121,829
     Montgomery Note                         4,548,609           --      (193,558)       133,321         4,488,372
     Montgomery Warrants                        21,427           --            --          2,278            23,705
                                       ---------------   ----------   -----------    -----------   ---------------
Total Financial Instrument Liability   $     4,764,124   $       --   $  (279,085)   $   155,117   $     4,640,156
                                       ===============   ==========   ===========    ===========   ===============

      Financial Instrument Liability (for the nine months ended 9/30/2006)

Financial Instrument Liability             Opening                                     Mark to
(nine months                               Balances                       Other         Market        Balances
ended 9/30/2006)                       as of 1/01/2006    Additions   Adjustments    Adjustments   as of 9/30/2006
                                       ---------------   ----------   -----------    -----------   ---------------
     6.5% Series A Notes               $       128,626   $       --   $   (12,500)   $  (109,876)  $         6,250
     Goldberg Note                              86,909           --       (85,527)        (1,382)               --
     Highgate Warrants                             459           --            --           (459)               --
     Management Note                            69,442           --            --         52,387           121,829
     Montgomery Note                         1,863,534    1,090,902     (193,558)      1,727,494         4,488,372
     Montgomery Warrants                         3,783           --           --          19,922            23,705
                                       ---------------   ----------   -----------    -----------   ---------------
Total Financial Instrument Liability   $     2,152,753   $1,090,902   $ (291,585)    $ 1,688,086   $     4,640,156
                                       ===============   ==========   ===========    ===========   ===============


NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on September 30, 2006 are as follows:

                          Office and                  Equipment
                        Warehouse Space              and Trucks
                        -------------               -------------
2007                    $   1,646,225               $    113,552
2008                        1,647,223                    115,255
2009                        1,523,418                    116,985
2010                        1,398,192                    118,740
2011                        1,294,296                        -0-
Thereafter                  3,772,921                        -0-
                        -------------               ------------
                        $  11,282,275               $    464,532
                       ==============               ============

Rent expense charged to operations for office and warehouse space for the nine months ended September 30, 2006 and 2005 amounted to $954,597 and $1,556,919 respectively. See note 17 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the nine months ended September 30, 2006 and 2005 amounted to $425,018 and $451,358, respectively.

Rent expense charged to operations for office and warehouse space for the three months ended September 30, 2006 and 2005 amounted to $340,126 and $641,200 respectively. See note 17 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the three months ended September 30, 2006 and 2005 amounted to $147,248 and $147,360, respectively.

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

Significant Customers

For the nine months ended September 30, 2006 and 2005, the Company had two customers and one customer, respectively, which comprised more than 10% of its operating revenue. The two customers accounted for 21.8% and 10.2%, respectively for the nine months ended September 30, 2006 and the one customer accounted for 19.5% for the nine months ended September 30, 2005.

Issuance of Stock for Services

The Company issued 4,838,710 shares in August 2006 for consulting services valued at $120,000 rendered on behalf of the Company.


NOTE 16 - STOCKHOLDER'S DEFICIENCY

Conversion of Notes Payable

On July 6, 2006, the Company issued to Montgomery 8,000,000 shares of its common stock, based on the conversion of $20,000 of a convertible promissory note.

On July 21, 2006, the Company issued to Montgomery 32,000,000 shares of its common stock, based on the conversion of $80,000 of a convertible promissory note.

On August 8, 2006, the Company issued to David Goldberg 11,637,050 shares of its common stock, based on the redemption of Goldberg's convertible note in the amount of $86,790 plus accrued interest of $8,750 totaling $95,540.

None of the above transactions included an exchange of cash.


NOTE 17 - RELATED PARTY TRANSACTIONS

The Company is due amounts from an officer in the amount of $50,000, which is included in these condensed consolidated financial statements. This receivable is non-interest bearing and does not have formal repayment terms. Management anticipates full collection of these amounts within a one-year period.

The Company owes amounts to officers in the amount of $61,293 and other related entities which are not included in these condensed consolidated financial statements, but which are controlled by the Company's stockholders.

The total amount currently due to the related parties is $1,312,543 as of September 30, 2006 and are non-interest bearing and bear no formal repayment terms. The majority of this amount is for office and warehouse space due to one entity for the space it occupies in New York.

The Company rents warehouse space and equipment from related entities. For the nine months ended September 30, 2006 and 2005, rent expense charged to operations related to these rentals totaled $616,510 and $1,141,007 respectively. For the three months ended September 30, 2006 these rentals totaled $214,402 and $704,763 respectively. The leases contain various options for extending and terminate in February, 2014. The Company is also a Guarantor on a facility in Illinois for a related entity in which it rents space.


NOTE 18 - SUBSEQUENT EVENTS

On November 9, 2006, the Company filed an Amended and Restated Articles of Incorporation with the Florida Department of State amending Article 3 - Capital Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the quarter ended September 30, 2006 contained in this Quarterly Report on Form 10-QSB, and with the audited financial statements and notes thereto included in Cargo Connection Logistics Holding, Inc.'s ("Cargo Holdings") Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC" or the "Commission") on May 22, 2006 and with the Quarterly Reports on Form 10-QSB for the quarter ended March 31, 2006 filed with the SEC on June 19, 2006 and for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006.

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Quarterly Report should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Cargo Holdings with respect to the current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," " estimates," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, Cargo also provides forward-looking statements in other material Cargo Holdings releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in Cargo Holdings' Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports of Form 10-QSB and 10-QSB/A and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause Cargo Holdings' actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

      o the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants)
      o the ability to maintain adequate liquidity and produce sufficient cash flow to meet Cargo Holdings' capital expenditure plans
      o     the ability to attract  and retain  qualified  management  and other personnel
      o     the number of potential customers in a target market
      o     changes  in the  competitive  environment  in which  Cargo  Holdings operates
      o changes in, or the failure to comply with, government and regulatory policies
      o the ability to obtain regulatory approvals and to maintain approvals previously granted
      o uncertainty relating to economic conditions generally and in particularly affecting the markets in which Cargo Holdings operates
      o     changes in our business strategy,  development plans or cost savings plans;
      o the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
      o the ability to enter into strategic alliances or other business relationships
      o     the ability to overcome significant operating losses
      o the frequency and severity of accidents, particularly involving our trucking operations
      o     the ability to reduce costs
      o the ability to develop products and services and to penetrate existing and new markets
      o     technological developments and changes in the industry
      o the risks discussed in item 1 "Risk Factors" in Cargo Holdings' Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Commission on May 22, 2006

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. Cargo Holdings is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

GENERAL

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) ("Cargo Holdings" or the "Company") began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"), to its target client base which range from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services. Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company".

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. It operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing Company equipment, dedicated owner operators and through relationships with other transportation companies.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities and container freight station operations which enhance and support our customer's supply chain logistics needs. Some of the services provided are pick-and-pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States and storage of those goods.

Although our gross revenues are up, as well as our profit after direct operating expenses for the first nine months ended September 30, 2006, in order to maintain the operating gross profit growth over last year, management believes that it will still have to steer through conditions, many of which are outside of its control such as energy costs, in terms of fuel for the transportation related equipment and the energy required to operate its facilities. Cargo Connection's transportation operation shows a thirty-three (39%) percent increase in gross revenue compared to last year during the same time period. We are anticipating that our business revenues will continue to increase as the Company continues to grow our customer base and become less reliant on a few key customers. The warehouse services operation, which has now been fully integrated with the Cargo Connection operation will need to generate additional sales and cultivate new customers for its services in order for the Company to fully achieve major growth. In addition, the Cargo International operation will need to become a full revenue stream which in addition to producing revenue for its own division, has the opportunity of adding revenue to the Cargo Connection operation through its customers needs for domestic logistic services.

To better align the business operations of the Company and to continue to gain brand name recognition, management had changed the name of its Mid-Coast Management, Inc. subsidiary, effective March 14, 2006, and it became known as Cargo Connection Logistics - International, Inc. Its focus is now on the International opportunities that the Company is looking to cultivate. This will include the work that is being led by David Quach, current President of Cargo Connection Logistics - International, in China and the Pacific Rim to expand upon business opportunities into and out of Asia. This subsidiary will also be looking into other international business, beginning with countries in Central and South America.

Domestically, the Company is expanding the operations for Cargo Connection Logistics Corp. It will ultimately become responsible for all of the domestic transportation operations and will also include the domestic warehouse and value added services which began in this third quarter of 2006. The Company has undergone a transition period during the second quarter to prepare for this realignment of operations at minimal cost. As a beginning to the expansion of business at New York's JFK area facility, the Company has been named as the General Order warehouse by United States Customs. A General Order warehouse receives goods that do not clear or are seized by U.S. Customs. This will be added to Cargo Connection Logistics Corp.'s designation as a "Bonded" facility and Container Freight Station. In addition, effective the beginning of this third quarter of 2006, the functions and operations of Mid-Coast Management are being administered through Cargo Connection Logistics Corp. on a reporting basis.

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

To date, transactions with these companies have not occurred and no moneys have been exchanged.

RESULTS OF OPERATIONS

Revenues from operations for the nine months ended September 30, 2006 were $12,974,567 compared with $10,596,598 for the nine months ended September 30, 2005. The $2,377,969 increase in revenue, which equates to a 22.4% increase, was specifically due to the transportation and trucking related business of Cargo Connection Logistics Corp.

Revenues from operations for the three months ended September 30, 2006 were $5,273,639 compared with $3,837,611 for the three months ended September 30, 2005. The 37.4% increase for these three months or $1,436,028 was due to the increase in direct trucking revenue, mostly derived from the new local and general order warehouse business at the JFK facility.

Looking at each subsidiary independently, revenues generated from the operations of Cargo Connection Logistics Corp. for the nine months ended September 30, 2006, were $12,967,019 compared with $9,310,709 for the nine months ended September 30, 2005. The majority of the $3,656,310 increase in revenue was generated from trucking operations. This represents a 39% increase for the same nine month period comparing 2006 versus 2005. In addition, the increase in revenue of $1,728,925 for the three months ended September 30, 2006 compared with September 30, 2005 is derived from revenue of $5,266,689 for the three months ended September 30, 2006 compared with $3,537,764 for the same three months ended September 30, 2005. This equates to a 49% increase in revenue for the three months ended September 30, 2006 versus September 30, 2005. This increase in Cargo Connection Logistics Corp.'s revenue was due to (a) an increase in core service offerings associated with client acceptance of those offerings, (b) expansion of the New York marketplace to include additional local pick up and delivery services and (c) the addition of the General Order warehouse operation at JFK that began in June, 2006. The Company has continued to expand it customer base so as not to be as reliant on a few key customers as it had in 2005.

Conversely, revenues generated from the operations of Mid-Coast Management, Inc., prior to its becoming Cargo Connection Logistics - International, Inc., for the six months ended June 30, 2006 were $598 compared with $986,042 for the six months ended June 30, 2005. This reflects a decrease in gross revenue of $985,444 over the same time period for the previous year. The reason for the decrease is due to a change in the business relationship with a major customer and a transition of the remaining business into Cargo Connection Logistics Corp. Under its prior relationship, Mid-Coast Management, Inc. was restricted in obtaining new customers in certain markets whereas a result of this change caused a loss of potential revenues. The business opportunities for this subsidiary will remain in the international markets.

And under the Cargo Connection Logistics - International banner, the opportunities already being explored and in the three months ended September 30, 2006, the revenue was $6,950 compared to $299,847 for the three months ended September 30, 2005, which belongs to the operations of Mid-Coast Management, Inc.

In comparing the operating costs for the nine months ended September 30, 2006 to the nine months ended September 30, 2005 we show direct operating expenses of $8,661,163 versus $7,598,821 for that time period, respectively. The direct operating expenses were higher by $1,062,342 or 14% for the nine months. However, as a percentage of revenue, the expenses as a percentage were down in 2006 from 2005 and were 67% versus 72%, respectively of the revenue in each year. The higher costs this year are substantially due to a $1,101,445 increase in outside handling and trucking costs, an increase in direct labor of $263,360 and a decrease in truck and trailer repairs in the amount of $127,012 and a decrease in warehouse expenses in the amount of $178,686 along with an increase of $30,089 in truck fuel costs.

In comparing the operating costs for the third quarter (three months ended September 30, 2006) to the third quarter of 2005 (three months ended September 30, 2005) we show direct operating expenses of $3,394,243 versus $2,822,268 for those quarters, respectively. The direct operating expenses were higher by $571,975 or 20.3% for the three months. However, as a percentage of revenue, the expenses as a percentage decreased from the same period last year as they are 64% versus 74%, respectively. The higher costs this quarter is due mostly in part by a $686,230 increase in outside handling and trucking costs, an increase in direct labor of $62,929 and a decrease in truck and trailer repairs in the amount of $44,286 and a decrease in warehouse rentals in the amount of $29,853.

Selling, general and administrative expenses were $5,590,574 for the nine months ended September 30, 2006 compared with $5,300,322 for the nine months ended September 30, 2005. The $290,252 increase in selling, general and administrative expenses equates to approximately 5.5% increase over the previous year's nine months as a percentage of revenue. These expenses are primarily the result of increased consulting and professional fees associated with being a public entity which amounted to approximately $495,000 over the same period last year. In addition, we have decreased our rent expense by over $575,000 from the previous year which is mostly derived from the renegotiation of the rent expenses and a partial rent abatement at the JFK facility. Salaries and wages increase by over $100,000 from the previous year which is due to an increase in employees at the JFK facility to handle the increase in business that began in June, 2006. Insurance, telephone and utilities were up by more than $225,000 from the previous year's nine month period which is associated with an increase in insurance of $53,000, an increase in telephone of $46,000 and an increase in utilities of $126,000. There have been increases in bad debt allowance by approximately $50,000 during the first nine months for potential uncollectible accounts receivable.

Selling, general and administrative expenses were $1,889,012 for the three months ended September 30, 2006 compared with $1,930,334 for the three months ended September 30, 2005. The $41,322 decrease in selling, general and administrative expenses as a percentage of revenue decreased by approximately 2% and is primarily the result of an increase in salary and payroll benefits of approximately $88,000 due to an increase mostly associated with an increase in employees at the JFK facility to handle the increase in business that began in June, 2006, along with an increase in telephone, insurance and utilities of $175,000 due to an increase in telephone expenses of $15,000, insurance of $100,000 and an increase in utility costs of $62,000 along with a decrease in rent expense of $277,000, which came from a renegotiated rent agreement and associated expenses on the JFK facility compared to the same period in the previous year, and a decrease in professional fees of approximately $95,000 with the remaining decreases from selling expenses.

Interest and financing expense amounted to $1,458,073 for the nine months ended September 30, 2006 as compared to $575,848 for the nine months ended September 30, 2005. This increase of approximately $882,000 is primarily due to the associated interest on note conversions during the period.

Interest and financing expense amounted to $324,185 for the three months ended September 30, 2006 as compared to $231,747 for the three months ended September 30, 2005. The increase of $92,438 is primarily due to an approximate $18,500 increase in interest expense from the operating companies associated with their capital leases, notes payable and credit card debt and the remainder of approximately $75,000 is from the associated interest for the secured debentures and the note conversions on the Company.

The net result of these efforts was a decrease in loss from operations before other income (expense) of $1,277,171 for the nine months ended September 30, 2006 compared to an operating loss of $2,302,545 for the nine months ended September 30, 2005. Of the $1,277,171 loss from operations through September 30, 2006, Cargo Connection had income of $712,206, Cargo International had a loss of $1,330,395 and a loss of $658,982 is attributed to Cargo Holdings. As a
percentage  of  revenue,   the  $1,025,375  decrease  in  loss  from  operations
represents an approximate 45% improvement for the nine month period compared with 2005.

The net result of these efforts for the three months ended September 30, 2006 was an increase in income from operations before other income (expense) of $905,375 compared to the three months ended September 30, 2005. The loss from operations figures were a loss of $9,616 and a loss of $914,991 for the three months ended September 30, 2006 and 2005, respectively. Of the loss from operations during the three months ended September 30, 2006, $11,656 in income relates to the holding company, Cargo Holdings, and the operating subsidiaries had a loss from operations of $21,272 of which Cargo Connection had income of $25,087 and Cargo International had a loss of $46,359.

The net effect for the nine months ended September 30, 2006 is a net loss of $4,867,644 compared to a net loss of $1,846,427 for the nine months ended September 30, 2005. The increase in the net loss of $3,021,217 is primarily due to an increase in costs of $2,277,807 related to financial instrument downward market price adjustments along with an increase of $534,789 for debt extinguishment and in increase of $882,225 in financing expenses, an increase in direct operating expenses of $1,062,342, an increase in indirect operating expenses of 290,252, an increase in other expenses of $315,000 along with an increase in revenue of $2,377,969 from operations. The Company in 2006 will spend a full twelve (12) months as a public entity.

The net effect for the three months ended September 30, 2006 is a net loss of $985,238 compared to a net loss of $464,079 for the three months ended September 30, 2005. The increase in the net loss of $521,159 for the three months ended September 30, 2006 is primarily due to a decrease in a net loss of approximately $805,000 associated with the operating companies compared with the same three month period last year and an increase in net loss of approximately $1,325,000 associated with Cargo Holding. There was an increase in administrative costs of $476,718 related to derivative liability costs along with an increase of $92,438 in financing expenses, an increase of $533,851 for debt extinguishment and a $316,495 reduction in other income, an increase in direct operating expenses of $571,975, a decrease in indirect operating expenses of $41,322 along with an increase in revenue of $1,436,028 from operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss for the year ended December 31, 2005 and through September 30, 2006 and has a working capital deficiency of approximately $8.3 million. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity. To date the Company has been fortunate to raise revenue and capital to assist in working capital needs. If the Company is not successful in continuing to raise working capital through equity and debt, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, if penalties will be incurred and that its terms will be favorable or acceptable.

If the additional financing or arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

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

Our available cash at September 30, 2006 was $233,847. In addition there is an available $232,973 in escrowed funds being held by Cargo Connection's factor that is used to assist in the payment of transportation costs and there is an additional $35,764 in escrowed funds being held on the Company's behalf by its attorney to assist in the pay down of its financial instruments.

The Company has received funds from unrelated third parties in the amount of $1,255,000 during the nine months ended September 30, 2006 of which $100,000 was received during the three months ended September 30, 2006. These funds were provided to the Company on a short-term basis to fund working capital needs and to retire debt. No formal repayment terms have been worked out to date. These funds were used to pay down some of the outstanding debt associated with the Company. Primarily, approximately $500,000 was used to retire matured convertible promissory notes. An additional $100,000 was used to fund the Cargo International business beginning in the third quarter of 2006. The remaining funds received by the Company have been used to fund the ongoing operations and to pay for the expenses of being a public entity.

The Company, during the first quarter ended March 31, 2006, restructured some of its outstanding debt and attempted to retire some of the existing debt currently outstanding as well as negotiate better terms on these instruments. The Company continued to do so during the second quarter ended June 30, 2006 by retiring the remaining $40,000 of a convertible note. The Company during the third quarter ended September 30, 2006 had a convertible note redeemed in the amount of $86,789. The restructuring or retirement of the current outstanding debt will still require additional financing for the Company.

The Company has used approximately $140,000 more cash in its operating activities for the nine month period ended September 30, 2006 as it had for the nine month period ended September 30, 2005. From the condensed consolidated statement of cash flows it is noted that the net cash used in operating activities was $1,804,519 for 2006 compared with $1,661,984 for 2005.


FUTURE OUTLOOK

The Company continues to attempt to take steps to improve upon shareholder value. The Company's core focus is the Transportation and Logistics Industry and those ancillary businesses and needs that it complements. The first entry into this industry was through the acquisition on Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). The initial acquisitions of Cargo Connection and Cargo International gave the Company a solid base in becoming a partner of the logistics community.

Cargo Connection Logistics Corp. is capable of being the Domestic transportation partner for those International companies who require assistance throughout the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. The Company has facilities to assist companies with their freight by either holding the freight in their bonded facilities or sorting freight for the client while the goods are clearing customs in its U.S. Customs approved Container Freight Stations. As of June, 2006, Cargo Connection Logistics Corp. has been granted the designation of a General Order warehouse at JFK international airport to add to its list of services. In addition, Cargo Connection Logistics Corp. operates line-haul service throughout the United States. It runs scheduled less-than-truckload service up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In June, 2006, the Company expanded its local pickup and delivery service around New York's JFK International Airport.

Cargo Connection Logistics - International, Inc. has become the international division of our Company. It will seek out opportunities abroad, cultivate those opportunities and turn them into revenue streams through the implementation of our services that can be offered within the logistics industry either by the Company directly or through its joint venture partnerships (see below). Most recently, the CEO of Cargo Connection Logistics Holding, Inc., and the President of Cargo Connection Logistics - International, Inc., have visited the Pacific Rim on numerous occasions to seek out and explore the potential for the Company to open offices and add personnel and establish a foothold in countries overseas. The Company has already received its first shipment deriving from the Pacific Rim and is looking to expand into this region by opening offices to assist its customers from points of origin.

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

Another entity we are working together with to promote business opportunities is American River International, Ltd. American River is able to provide Cargo Connection Logistics - International, Inc. with the required licenses and certifications to do business outside the U.S. to new customers we are pursuing in the China/Pacific Rim.

The Company also has a joint venture agreement with Aviation Services Group. Aviation Services Group allows the Company to service its customers from overseas with different multi-modal logistics options necessary to serve their particular circumstances and needs.

To date, transactions with these companies have not occurred and no moneys have been exchanged.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of September 30, 2006 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls during the quarter ending September 30, 2006 and there were no such control actions taken during the quarterly period ending September 30, 2006.


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

On August 8, 2006, 11,637,050 shares of the Company's common stock were issued to David Goldberg, based on the conversion of $86,790 of a convertible debenture plus interest.

On August 28, 2006, 4,838,710 shares of the Company's common stock were issued to UTEK Corporation for payment of consulting services in the amount of $120,000.

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

SUBSEQUENT EVENTS

On November 9, 2006, the Company filed an Amended and Restated Articles of Incorporation with the Florida Department of State amending Article 3 - Capital Stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

On May 19, 2006 the Company filed an 8-K based upon Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The financial statements related to year ended December 31, 2004. More specifically it dealt with the issue of convertible debt having been previously been accounted for under EITF 98-5 and EITF 00-27 using the intrinsic value accounting model which includes accounting for beneficial conversion features. It has been determined that the secured convertible debentures have embedded derivatives requiring bifurcation under EITF 00-19 which require these instruments to be accounted for under SFAS 133 using the fair value accounting model.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 17, 2006.

                    CARGO CONNECTION LOGISTICS HOLDING, INC.


                                        Date:  November 17, 2006

                                        By: /s/ Scott Goodman
                                            ----------------------------
                                                Scott Goodman
                                                Chief Financial Officer and
                                                Chief Operating Officer