Form 10KSB
period 2006-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2007-04-04
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2006

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

REVENUES FOR YEAR ENDED DECEMBER 31, 2006: $17,927,544

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF March 31, 2007, WAS: $4,466,583

NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 31, 2007 IS: 1,132,915,616

TRANSFER AGENT AS OF MARCH 31, 2007:

                         FLORIDA ATLANTIC STOCK TRANSFER
                               7130 NOB HILL ROAD
                             TAMARAC, FLORIDA 33321

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Annual Report should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of Cargo Connection Logistics Holdings, Inc. ("Cargo Holdings") with respect to the current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," " estimates," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, Cargo also provides forward-looking statements in other material Cargo Holdings releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in Cargo Holdings' Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports of Form 10-QSB and 10-QSB/A and Current Reports on Form 8-K filed with the SEC.

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

Statements in this Annual Report and the exhibits to this Annual Report should be evaluated in light of these important factors. Cargo Holdings is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

                                     PART I

Item 1. - DESCRIPTION OF BUSINESS

Our Business

The Company was incorporated as Meridian Holdings, Inc. ("Meridian") in Florida in August 1994 for the purpose of merging, as the surviving entity, with a then public "shell" entity, MHI Telecommunications, Inc. ("MHI Telecom"). MHI Telecom was a Delaware corporation that had sold shares to the public pursuant to a Regulation A exemption from registration during 1969 under its original corporate name of Pilgrim Mills, Inc. From 1985 through August 1994, MHI Telecom had not actively been engaged in any business operations.

On December 3, 1999, Meridian changed its name to Meridian USA Holdings, Inc. On October 1, 2001, the Company changed its name to ChampionLyte Products, Inc. and on March 7, 2003, changed its name to Championlyte Holdings, Inc.

In December 2002, a 67% ownership interest in Old Fashioned Syrup Company, Inc. ("Old Fashioned") was relinquished as part of a foreclosure action on a $15,000 advance made to the Company in November 2002. As a consequence of losing control of such business, the Company recorded Old Fashioned as a discontinued business. In July 2003, the Company entered into a Settlement Agreement that returned the 67% ownership interest in Old Fashioned back to the Company, which became effective August 20, 2003, for $135,000. The acquisition was accounted for under the purchase method of accounting.

On March 25, 2003, the Company created a subsidiary, Championlyte Beverages, Inc., to engage in the production and sale of the Championlyte products. On March 17, 2004, the Company created a subsidiary, Be-Lyte Foods, Inc., to engage in the production and sale of low carbohydrate snacks.

On May 12, 2005, Championlyte Holdings, Inc. purchased all of the outstanding shares of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. (n/k/a Cargo Connection Logistics - International) for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange among Championlyte Holdings, Inc., a Florida corporation, Cargo Connection Logistics Corp., a Delaware corporation and Mid-Coast Management, Inc., an Illinois corporation. As additional consideration, Championlyte Holdings, Inc. issued shares of preferred stock to Cargo Connection Logistics Corp. and Mid-Coast Management, Inc., which are convertible into common stock of Cargo Connection Logistics Holding, Inc. twelve (12) months from the closing date of this transaction so that Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. own eighty percent (80%) of the outstanding shares of Championlyte Holdings, Inc. at such twelve month period.

On May 23, 2005, Championlyte Holdings, Inc. changed its name to Cargo Connection Logistics Holding, Inc.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange valued at $1,516,854. NMDT holds a license to a patented portable nuclear material detecting technology. The Company issued 168,539,326 shares of the Company's common stock at a market price of $.009 in this transaction.

Product Overview

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). The Company's target base ranges from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services. Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company") to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company."

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. It operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some Company equipment, dedicated owner operators and through our relationships with transportation companies. We select and hire the transportation services to manage our customers' needs through approved contract carriers. A core competency is specializing in time-definite transportation which offers our customers expedited, dedicated and exclusive use vehicles. Exclusive use services require pinpoint and time sensitive coordination for those customers that require it. Our management estimates the expedited market in the United States will be in excess of 2 billion dollars per year, growing as manufacturers shift even more to just-in-time inventories and leaner supply chains. We believe our footprint within the expedited transportation services niche and our complete understanding of the supply chain will give us opportunities to expand at a substantial rate for the foreseeable future.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities, container freight station operations, and a General Order ("G.O.") warehouse operation which began in the latter part of the second quarter of 2006, all of which enhance and support our customer's supply chain logistics needs. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items, the inspection of goods into the United States and storage of goods.

Cargo Connection is a Domestic transportation partner for those International companies who require assistance throughout the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. It has the facilities to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for the client while the goods are clearing customs in its Customs approved Container Freight Stations. As of June, 2006, Cargo Connection has been granted the designation of a General Order warehouse at JFK international airport to add to its list of services. In addition, Cargo Connection operates line-haul service throughout the United States. It runs scheduled less-than-truckload service up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In June, 2006, the Company expanded its local pickup and delivery service around New York's JFK International Airport.

Last year Cargo Connection became part of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol ("CBP"). The company has always worked closely with these two government agencies but this year expanded into a new operational capacity for the government through our ability to become a General Order Warehouse. This approval was based on our ability to provide accurate electronic information for the government and last year Cargo Connection became the sole General Order Warehouse at JFK International Airport. General Order warehouses operate under a specific Code of Federal Regulations which requires merchandise to be considered general order merchandise either when it is taken into the custody by CBP (i) whenever entry of any imported merchandise is not made within the time provided by law or regulations prescribed by the Secretary of the Treasury; (ii) whenever entry is incomplete because of failure to pay estimated duties; (iii) whenever, in the opinion of the port director, entry cannot be made for want of proper documents or other causes; (iv) whenever the port director believes that any merchandise is not correctly or legally invoiced; or (v) whenever, at the request of the consignee or the owner or master of the vessel or person in charge of the vehicle in which merchandise is imported, any merchandise is taken possession of by the port director after the expiration of 1 day after entry of the vessel or report of the vehicle. While at either at bonded warehouse or a G.O. Warehouse the merchandise may be entered into the United States commerce after the full payment of the Customs duties, fees and taxes and proof that all associated liens have been satisfied for the Air or Ocean Carrier, the cartage agent and the storage charges at the Bonded Warehouse or the G.O. Warehouse.

As the government is forced to tighten regulations for the security of the nation we expect that the current timelines will be shortened. With the world focused on an evolutional supply chain any freight that is not entered into the United States Customs system should become suspect and as such should be isolated and inspected. This will give the government more visibility to not only security threats but fraudulent threats to commerce that include trade infringements, counterfeit trade.

In addition to the expedited business that we are currently in, Cargo Connection in 2007 will be looking to extend its operating authority and insurance to smaller companies that have their own customers along with their own base of operations. This sector of the business is referred to within the industry as "agents." Agents typically have an office from which they operate and control between two million and five million dollars worth of business. Cargo Connection, through its systems, would provide these agents with insurance, authority and back office functionality to assist them in operating their business. Typically, an agent will pay the company between 15 and 21 percent of the gross revenue depending upon the particular customer base, their credit worthiness and the support that the customers will require from the company. This portion of the business generally will add trucks to our fleet. However, these trucks must meet all of the standards that the company uses as a benchmark from its safety department. We would expect the revenue from each agent to be between 5 and 7 percent net revenue to the company. We anticipate that we can implement this without a need for capital infusion and utilize the current resources that are in place to implement this business.

To better align the business operations of the Company and to continue to gain brand name recognition, management had changed the name of its Mid-Coast Management, Inc. subsidiary, effective March 14, 2006, to Cargo Connection Logistics - International, Inc. ("Cargo International"). Cargo International has become the international division of the Company. It will seek out opportunities abroad, cultivate those opportunities and turn them into revenue streams through the implementation of our services that can be offered within the logistics industry either by the Company directly or through joint venture partnerships. The Company has explored the potential for the Company to open offices and add personnel and establish a foothold in countries outside of the United States.

Cargo  Connection  and  Cargo   International  each  provide  a  wide  range  of
value-added logistics services which include U.S. Customs Bonded warehouse facilities and container freight station operations. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers. Some of the value-added services that we provide are pick and pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States and recovery of goods damaged in transit. Our variable cost business model allows us to be flexible and adapt to changing economic and industry conditions. We also keep our personnel and other operating expenses as variable as possible. We believe that our decentralized branch network is a major competitive advantage which allows our customers to better use available capacity from Ocean and Air Carriers. Our network of offices located in Atlanta, GA; Bensenville, IL; Charlotte, NC; Columbus, OH; Inwood, NY; Miami, FL; Pittsburgh, PA; and San Jose, CA support our core strategy of serving customers locally, nationally and globally. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers. This is very important facet in logistics because it is so dynamic and market-driven based upon available capacity.

As this past year came to a close, the Company acquired a new subsidiary at the end of 2006. The subsidiary, known as Nuclear Material Detection Technologies, Inc. ("NMDT"), is an organization whose primary business application is the detection of radiation in the logistics, transportation and general cargo industry. The Company feels that the current security environment within the transportation industry makes NMDT not just a complementary portion of the business, but one that in the near future may become a requirement for the transportation industry. Improving security at U.S. Ports is one of the nation's most difficult challenges since the systems used to screen cargo must work in concert with ongoing seaport activities. Using the product that NMDT will license or produce, called RadRope(TM), inspectors can rapidly detect the presence of nuclear material in a sealed container without the use of harmful x-rays.

NMDT's operations will run independently from the other subsidiaries of the Company and its product(s) can be sold to private industry and well as different divisions of the United States Government and foreign governments that have the need or the desire to instill the same security ethics as the United States. The applications of this technology are flexible in that they can be applied to fixed installations or completely transportable portable devices.

The Company has continued to look in other areas that will complement the needs of the industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions. One of these entities that we have partnered in is Independent Transportation Group ("ITG"). ITG is a joint venture entity in which the Company owns a 51% majority share. The remaining 49% rests with emplifyHR, who manages the venture. The goal of the entity is that ITG has the ability to attract independent contractors and other carriers to perform work on behalf of Cargo Connection Logistics Corp. The primary goal is to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool.

                                  RISK FACTORS

We have a limited public operating history with significant losses and expect losses to continue for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in our common stock could be adversely affected and you could even lose your entire investment.

We have yet to establish any public history of profitable operations as shown in our independent certified financial audit for 2006 and 2005. As of December 31, 2006, we had an accumulated deficit of $14,099,352. We have incurred an annual operating loss of $2,316,351 for the year ended December 31, 2006 and $3,703,674 for the year ended December 31, 2005. As of December 31, 2006, we had a total shareholder deficit of $8,521,880. We have financed our operations through loans from our officers, employees, and outside investors, sales of our common stock in a private placement and by the corporation selling stock to investors.
Although our revenues have increased, these revenues have not yet been sufficient to sustain our operations. We will require additional financing to sustain our operations, without which we may not be able to continue operations. In addition, the terms of the secured convertible debentures issued to certain selling stockholders require that we obtain the consent of such selling stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements. This can lead to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common stock could be adversely affected.

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

Our inability to raise additional working capital or to raise the required financing in a timely manner would negatively impact our ability to fund our operations, our ability to generate revenues and to otherwise execute our business plan. Should this occur, the value of your investment in the common stock could be adversely affected. Therefore, you may be investing in a company that will not have the funds necessary to continue operations. Our inability to obtain financing would have a material adverse effect on our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations. We have issued secured convertible debentures that may restrict our ability to obtain additional financing.

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

The secured convertible debentures are convertible into shares of our common stock at a conversion price equal to the lesser of (i) 120% percent of our market price at the time that our stock is first approved for quotation on the OTC Bulletin Board or (ii) at a 20% discount to the evaluated price of the common stock prior to the conversion. The method used to price the shares convertible under the secured debentures may be selected by Montgomery Partners, LP. While the term sheets related to the Securities Purchase Agreements with Montgomery Equity Partners, LP, contained provisions prohibiting them from engaging in short sales, the investors may, nevertheless, engage in the sale of escrowed shares after delivering a conversion notice to us but before actual delivery of the shares. In the event that Montgomery was to engage in any such sales, this may create downward pressure on the price of our common stock and could result in higher levels of volatility. Further, any resulting decline in the price of our stock will result in increased dilution due to the fact that we would be required to issue greater numbers of shares upon receiving future conversion notices. In addition, not only the sale of shares issued upon conversion of secured debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. In addition, we do not intend to disclose the timing of conversion notices which we may receive from Montgomery. As a result, you will have no knowledge of when the investors are converting. Further, you will not know that the investors have shares of our common stock that they may be imminently selling, or that the investors have sold such shares, all of which may have a depressive effect on the price of our common stock.

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

In connection with the securities purchase agreements for our secured convertible debentures with Montgomery Equity Partners, LP (effective December
29, 2005), the Company granted Montgomery a secured interest in all of our assets. In accordance with such agreement, we may not, without Montgomery's written consent, directly or indirectly:

o permit to exist any assignment, transfer, pledge, mortgage, security interest or other lien or encumbrance in or against any part of the pledged property;
o     materially change our ownership, executive staff or management;
o declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or make any distribution of any kind in respect thereof;

These restrictions could impede our ability to obtain additional funding to finance our ongoing operations, which would have a negative impact on our business and the value of your investment.

The Company's inability to retain its key executive officers would impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our success depends, to a critical extent, on the continued efforts and services of our Chairman of the Board and Chief Executive Officer, Jesse Dobrinsky; our Chief Operating Officer and Chief Financial Officer, Scott Goodman; our Vice President and Head of New Business Development, John L. Udell; and our Vice President of Sales and Marketing, William F. O'Connell. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and also the diversion of our limited working capital. There is no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.

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

In addition, our warehouse operations have integration into our transportation system which allows complete tracking of cargo from arrival into the United States through the United States Customs clearance process. Once the cargo has cleared customs the directions for distribution can be sent via any mode of communications (EDI, E-Mail, Fax or Voice). These services may be provided by Cargo Connection or a third party that the customer has chosen. The integration of the transportation and warehouse systems provide our customers with complete visibility to their goods through the entire import process.

Once we begin our overseas operations, which we expect to start during 2007, the visibility of freight will begin once the goods exit the overseas factory, assuming the customer will provide us with visibility to that information. We could provide these services today through the world-wide web.

Reliance on Independent Agents

The Company presently relies in small part upon the services of independent agents to market its transportation services in areas it does not currently operate, to act as intermediaries with customers and to provide services on behalf of the Company. Although the Company believes its relationship with its agents is satisfactory, there can be no assurance that the Company will continue to be successful in retaining its agents or that agents who terminate their contracts can be replaced by other equally qualified companies. Because the agents occasionally have the primary relationship with customers, some customers could be expected to terminate their relationship with the Company if a particular agent were to terminate his or her relationship with the Company.

Characteristics of the Logistics Industry

As a participant in the logistics services industry, the Company's business is dependent upon a number of factors including the availability of transportation equipment and warehousing and distribution facilities at cost-effective rates and on reasonable terms and conditions. Such services and facilities are often provided by independent third parties. Shortages of cargo space are most likely to develop in and around the holiday season as well as in those exceptionally heavy transportation lanes. Shortages in available space could also be triggered by economic conditions, transportation strikes, regulatory changes and other factors beyond the control of the Company. The future operating results of the Company could be materially adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by providers of such cargo space. In addition, if the Company were unable to secure sufficient equipment or attract and retain sufficient personnel, drivers and owner-operators to meet the needs of its customers, its results of operations could be materially adversely affected. Finally, the Company's operating results would be materially adversely affected if the Company's production would be limited to transportation-based services which are typically lower margin and subject to greater competitive pressures than logistic services.

Vulnerability to Economic Conditions

The Company's future operating results may be dependent on the economic environments in which it operates. Demand for the Company's services could be materially adversely affected by economic conditions in the industries of the Company's customers. Interest rate fluctuations, economic recession, customer's business cycles, availability of qualified drivers, changes in fuel prices and supply, increases in fuel or energy taxes and the transportation costs of third party carriers are all economic factors over which the Company has little or no control. Increased operating expenses incurred by transportation carriers can be expected to result in higher transportation costs, and the Company's operating margins would be materially adversely affected if it were unable to pass them through to its customers the full amount of increased transportation costs. Economic recession or a downturn in customers' business cycles, particularly in industries in which the Company has a large number of customers, could also have a material adverse effect on the Company's operating results due to reduced volume of loads shipped. The Company expects that demand for the Company's services (and, consequently, its results of operations) will continue to be sensitive to domestic economic conditions and other factors beyond its control.

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

Employees

As of December 31, 2006 we employed a core group of approximately 115 persons, including executive officers, managers, supervisors, drivers, warehouse workers, sales and clerical personnel. We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory.


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

o     Pittsburgh, Pennsylvania
      o     7,500 Total Square Feet in our Agent's facility

o     Charlotte, North Carolina
      o     60,000 Total Square Feet in our Agent's facility

o     San Jose, California
      o     20,000 Total Square Feet in our Agent's facility

The Company considers its facilities to be sufficient for our present uses and our anticipated future operations. We also believe that the above noted properties are adequately covered by insurance and are in good physical condition.

Item 3. - LEGAL PROCEEDINGS

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a Complaint against the Company asking for damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination under Daniel Murray v. Cargo Connection Logistics Holding, Inc., case No. 19405-06 (Supreme Court of the State of New York, Nassau County, NY). Murray seeks damages equal to the annual salary contained in the employment agreement of $150,000 per year for five years or $750,000. The Company has since filed a Motion to Dismiss all causes of action other than the breach of contract claim. This motion was fully submitted on February 15, 2007. Management believes that the Company has meritorious defenses to this claim and is vigorously contesting the case.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. ("Rason") filed a complaint against Cargo Connection Logistics Corp. seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. in One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for breach of a lease, dated July 10, 2003 between itself and a company called Airfreight Management Group ("AMG"), Inc. for premises located at 45 Rason Road, Inwood, NY which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG in now known as Cargo Connection Logistics Corporation and feels that the Company is liable for AMG's debts under the lease. The Company has filed a Notice of Motion to dismiss the Complaint and is awaiting opposition papers from Rason. The motion was to be fully submitted on March 9, 2007. Management believes that the Company has meritorious defenses to this claim and is vigorously contesting this matter.

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation ("AFW"), which filed for Bankruptcy under Chapter XI in the US Bankruptcy Court for the Southern District of New York, alleges that pursuant to an agreement entered into between AFW and the Cargo Connection Logistics Corp. ("Cargo"), that Cargo has not paid all funds due to AFW under the agreement in the amount of $300,000. Management has complied with the request of the Trustee of the US Bankruptcy Court and believes that the Company has acted in good faith and remitted all funds due to AFW under the agreement.

On or about May, 2006, the Company filed suit against a former business agent under Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case number 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida) for breach of contract in the amount $128,179. The trial date is presently set for May 8, 2007.

The Company is party to other various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Companies.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


Item 5. - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

As of March 31, 2007, our Transfer Agent's records indicate that there were 466 shareholders of record of our common stock owning 1,132,915,616 shares.

Our common stock trades on The National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"). On May 26, 2005 the Company changed its name to Cargo Connection Logistics Holding, Inc. and our ticker symbol was changed from "CPLY" to "CRGO". The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

================================================================================
      2006                             High                        Low
--------------------------------------------------------------------------------

  First Quarter                       $.017                      $.002

 Second Quarter                       $.020                      $.009

  Third Quarter                       $.027                      $.011

 Fourth Quarter                       $.013                      $.006

================================================================================
      2005                            High                        Low
--------------------------------------------------------------------------------

  First Quarter                       $.057                      $.021

Second Quarter(1)                     $.035                      $.013

  Third Quarter                       $.026                      $.004

 Fourth Quarter                       $.011                      $.002

--------

1) On May 12, 2005, pursuant to a Stock Purchase Agreement and Share Exchange among Cargo Connection Logistics Holding, Inc. f/k/a Championlyte Holdings, Inc., a Florida corporation, Cargo Connection Logistics Corp., a Delaware corporation and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.), an Illinois corporation, Cargo Connection Logistics Holding, Inc. purchased all of the outstanding shares of Cargo Connection Logistics Corp. and Mid-Coast Management, Inc. for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Cargo Connection Logistics Holding, Inc.


Dividend Policy

No dividends have ever been declared by the Board of Directors of Cargo Holdings on its common stock. At the present time Cargo Holdings does not anticipate paying dividends, cash or otherwise, on it's common stock in the foreseeable future. Future dividends will depend on earnings, if any, of Cargo Holdings, its financial requirements and other factors.

Stock Option Grants In The Past Fiscal Year

- None -


DESCRIPTION OF CAPITAL STOCK

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share, of which 1,132,915,616 shares of common stock were issued and outstanding at March 31, 2007. All shares have equal voting rights and are not assessable. Upon liquidation, dissolution, or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the common stock. The holders of the common stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares.

Preferred Stock

The Company is authorized to issue 2,000,000 share of preferred stock, $1.00 par value per share, and currently has designated the preferred stock into the following Series:

o Series III: The Company amended its articles of incorporation in November 2006 and authorized 500,000 shares of Blank Check Series III Preferred Stock ("Series III") at $1.00 par value. The shares of Preferred Stock may be issued in one or more series, and each series shall be so designated as to distinguish the shares from the shares of all other series. The Board of Directors have the authority to fix the provisions before the issuance of any shares of a particular series as to the number, designation, and relative rights, preferences and limitations of the shares of such series including (1) voting rights, if any, which may include the right to vote together as a single class with the Common Stock and any other series of the Preferred Stock with the number of votes per share accorded to shares of such series being the same as or different from that accorded to such other shares, (2) the dividend rate per annum, if any, and the terms and conditions pertaining to dividends and whether such dividends shall be cumulative, (3) the amount or amounts payable upon such voluntary or involuntary liquidation, (4) the redemption price or prices, if any, and the terms and conditions of the redemption, (5) sinking fund provisions, if any for the redemption or purchase of such shares, (6) the terms and conditions on which such shares are convertible, in the event the shares are to have conversion rights, and (7) any other rights, preferences and limitations pertaining to such series which may be fixed by the Corporation's Board of Directors pursuant to the Florida Business Corporation Act.

            o The Company is authorized to issue 500,000 shares of Series III preferred stock, $1.00 par value per share, of which 265,000 shares are issued and outstanding at December 31, 2006.


o Series IV: The Company amended its articles of incorporation in September, 2003 and January, 2006 and increased to 600,000 shares its Series IV convertible Preferred Stock ("Series IV"), $1.00 par value. The shares are based on a convertible promissory note entered into between the Corporation and Triple Crown Consulting, Inc. Each share of the Series IV preferred stock is convertible into shares of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company's articles of incorporation state that, at the option of the Holder, the Series IV preferred stock will be convertible into the Company's common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

            o The Company is authorized to issue 600,000 shares of class IV preferred stock, $1.00 par value per share, of which 517,500 shares are issued and outstanding at December 31, 2006.

o Series V: The Company amended its articles of incorporation in November, 2006 and authorized the creation of 500,000 shares of Series V Preferred Stock ("Series V") at a par value $1.00 per share. Such shares were issued based on the Stock Purchase Agreement and Share Exchange entered into on May 12, 2005 between the Company and the shareholders of Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) which called for additional consideration to be given to the shareholders of Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. The Company was to issue shares of its preferred stock which are convertible into common stock of Cargo Connection Logistics Holding, Inc. twelve (12) months from the closing date of the this transaction so that Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. will own eighty percent (80%) of the outstanding shares of the Company at that time.

            o Each share of the Series V preferred stock is convertible into shares of the Company's common stock. Each holder of the Series V preferred stock has a number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series V preferred stock are then convertible. Each one share of Series V Preferred Stock is convertible into 7575 shares of Common Stock. In addition, the holders of the Series V preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the
                  Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Company's articles of incorporation state that, the holders of the Series V Preferred Stock then outstanding shall be entitled to receive out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock.

                        o The Company is authorized to issue 500,000 shares of Series V preferred stock, $1.00 par value per share, of which 479,867 shares are issued and outstanding at December 31, 2006.

Warrants

In connection with the convertible debt issued on December 29, 2005, the Company
has  2,000,000  warrants   outstanding  as  of  December  31,  2006,  which  are
exercisable at an exercise price of $0.001 and expire on December 28, 2008.

Options

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2006, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2006, the Company did not issue any shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2006, the non-plan options were 100,000.

Transfer Agent

Cargo Connection Logistics Holding, Inc.'s transfer agent is:

                  Florida Atlantic Stock Transfer
                  7130 Nob Hill Road
                  Tamarac, FL 33321
                  Telephone: (954) 726-4954

Item 6. - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

As of May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, through its subsidiaries, Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.), to its target client base, ranging from mid-sized to Fortune 100(TM) companies. This is accomplished through its network of terminals and transportation services. Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company."

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

In addition, the Companies operate U.S. Customs Bonded warehouse facilities and container freight station operations and a General Order warehouse. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs through operational excellence and value-added services. This is accomplished through innovative solutions taking into account the specific diversified markets of our customers.

Our Companies are dedicated to providing our customers with premium services that can be customized to meet their individual needs and are also flexible enough to cope with an ever-changing business environment.

Although our gross revenues increased by over 22% from the previous fiscal year, our net loss also increased from the previous fiscal year by 22%. Management believes that in the upcoming year there will be a continued increase in gross revenue and also believes that, based upon its business plan for 2007, it's net loss from operations will decrease. The financial obligations that the Company has entered into with regard to its convertible debt will continue to consume significant working capital and impact our operations through continued significant changes in interest expense and the continued revaluation of our financial instruments. The upcoming year will see the Company expand its businesses through additional joint ventures which will enable the Company to globalize its services offered to our customers. The Company will look to further expand its revenue stream through its local operations in New York and look to expand its revenue stream through its current operations in Florida and Illinois. The Company will also be looking to expand its revenue streams through its current operations in Georgia in the 2008 fiscal year, while laying the groundwork for such expansion during the 2007 fiscal year.

The Company's transportation revenue was above last year's levels and was derived from its trucking operations. Its customer base has increased over the past year as it has continued to replace its reliance on major customers and broaden its reliance through a broader customer base. Warehouse services still needs to generate additional sales and cultivate new customers for its services. We anticipate that the turnaround for these warehouse services to begin to take place during the 2007 fiscal year as a major push had begun during the latter part of 2006. The Company's past reliance on a major customer for the services it offered was a major factor in the slow turnaround since 2005.

RESULTS OF OPERATIONS

Revenues from all operations for the twelve months ended December 31, 2006 were $17,927,544 compared with $14,661,851 for the twelve months ended December 31, 2005. The $3,265,693 increase in revenue, which equates to a 22.2% increase, was specifically due to the transportation and trucking related business of Cargo Connection Logistics Corp. The Company has been working at bringing in additional business in our Container Freight Station operations. That part of the operation had revenue amounting to $7,548 in 2006 versus $1,289,722 in 2005. That operation's revenue has decreased by approximately $1,282,000 for the twelve months ended December 31, 2006 versus December 31, 2005. This is mainly due to the refocus of this entity to the international arena this year and the loss of business from the change in the business model from a major customer in 2005. But the transportation services operation increased by over $4,525,000 during that same twelve month time period ending December 31, 2006 versus December 31, 2005.

Looking at each subsidiary independently, revenues generated from the operations of Cargo Connection Logistics Corp. for the twelve months ended December 31, 2006, were $17,897,214 compared with $13,372,129 for the twelve months ended December 31, 2005. The majority of the $4,525,085 increase in revenue was generated from trucking operations. This represents a 34% increase for the same twelve month period comparing 2006 versus 2005. This increase in Cargo Connection Logistics Corp.'s revenue was due to (a) an increase in core service offerings associated with client acceptance of those offerings, (b) expansion in the New York marketplace which included additional local pick up and delivery services and (c) the addition of the General Order warehouse operation at JFK that began in June, 2006. The Company has also continued to expand its customer base so as not to be as reliant on a few key customers as it had in the past.

Conversely, revenues generated from the operations of Mid-Coast Management, Inc., prior to its becoming Cargo Connection Logistics - International, Inc., for the six months ended June 30, 2006 were $598 compared with $986,042 for the six months ended June 30, 2005. This reflects a decrease in gross revenue of $985,444 over the same time period for the previous year. The reason for the decrease is due to a change in the business relationship with a major customer and a transition of the remaining business into Cargo Connection Logistics Corp. Under its prior relationship, Mid-Coast Management, Inc. was restricted in obtaining new customers in certain markets and as a result caused a loss of potential revenues. The business opportunities for this subsidiary will remain in the international markets and under the Cargo Connection Logistics - International, Inc. banner, where the opportunities are already being explored.

In comparing the operating costs for the twelve months ended December 31, 2006 to the twelve months ended December 31, 2005 we show direct operating expenses of $12,296,989 versus $10,515,809 for that time period, respectively. The direct operating expenses were higher by $1,781,180 or 17% for the twelve months. However, as a percentage of revenue, the expenses were down in 2006 from 2005 and were 69% versus 72%, respectively in each year. The higher costs this year are substantially due to a $1,696,918 increase in outside handling and trucking costs, an increase in direct labor of $45,404 and a decrease in truck and trailer repairs in the amount of $44,503 and an increase in warehouse expenses in the amount of $71,446 along with an increase of $82,142 in truck fuel costs. Along with this there was a decrease in driver travel expenses of $18,936, a decrease in permits and fees of $7,555, a decrease in truck trailer leases of $19,538, and a decrease in equipment rentals of $24,534.

The gross profit for year ended December 31, 2006 was $5,630,554 versus $4,146,042 for the same time period ending December 31, 2005. The major reason for the increase in gross profit of $1,484,512 is due to the direct trucking revenue, mostly derived from the new local and general order warehouse business at the JFK facility. The gross profit percentage for December 31, 2006 was 31.4% as compared to 28.3% gross profit percentage for December 31, 2005. This resulted in an increase in the December 31, 2006 gross profit percentage of 3% from December 31, 2005 gross profit percentage. This increase in gross profit percentage was associated with the decrease in direct labor costs of approximately 2% and a decrease in truck/trailer lease costs of approximately 1% from December 31, 2006 versus December 31, 2005.

Selling, general and administrative expenses were $7,946,906 for the twelve months ended December 31, 2006 compared with $7,849,716 for the twelve months ended December 31, 2005. The $97,190 increase in selling, general and administrative expenses represents a negligible increase over the previous year's twelve months as a percentage of revenue. As a percentage of revenue, these expenses as a percentage decreased from the same twelve month period last year from 44.3% in 2006 versus 53.5% in 2005. These expenses are primarily the result of increased consulting and professional fees associated with being a public entity which amounted to approximately $550,000 over the same period last year. In addition, we have decreased our rent expense by over $650,000 from the previous year which is mostly derived from the renegotiation of the rent expenses and partial rent abatement at the JFK facility. Please note, however, that the Company has posted an additional $495,000 in other expenses for a potential liability of guaranteed rental expenses for a related party for its Illinois facility. Salaries and wages increase by over $514,000 from the previous year which is due to an increase in employees at the JFK facility to handle the increase in business that began in June, 2006. Insurance, telephone and utilities were up by more than $83,000 from the previous year's twelve month period which is associated with an increase in insurance of $17,000, an increase in telephone of $34,000 and an increase in utilities of $32,000. There have been decreases in bad debt allowance by approximately $382,868 during the twelve months period from last year. There has been a decrease in depreciation by 84,000 which is the result of assets that became fully depreciated during 2006 and a decrease in the repairs/maintenance expense by 45,000, an increase in consulting fees of $95,000, an increase in postage and delivery by $24,000 and a decrease in equipment rental by $8,000 for the year December 31, 2006.

The net result of these efforts was a decrease in loss from operations before other income (expense) of $2,316,351 for the twelve months ended December 31, 2006 compared to an operating loss of $3,703,674 for the twelve months ended December 31, 2005. As a percentage of revenue, the $1,387,323 decrease in loss from operations represents an approximate 38% improvement for the twelve month period compared with 2005.

Interest and financing expense amounted to $1,858,821 for the twelve months ended December 31, 2006 as compared to $1,364,939 for the twelve months ended December 31, 2005. This increase of approximately $493,882 is primarily due to the associated interest on note conversions during the period.

The Company has taken a stance with regard to its guarantee of lease payments for a related party. Underwing International, Inc. ("Underwing") is the leaseholder of a building in Bensenville, IL where the Company's subsidiary maintains its facility. Underwing has an outstanding obligation due to its Landlord in the amount of $495,000 through December 31, 2006 for the rent on this facility. To the Company's knowledge, there has been no default notices sent by Underwing's Landlord to Underwing. However, as the Company is the guarantor of the lease payments, management has taken the approach to book the potential liability on its financial statements.

The net effect for the twelve months ended December 31, 2006 is a net loss of $5,865,325 compared to a net loss of $4,527,363 for the twelve months ended December 31, 2005. The increase in the net loss of $1,337,962 is primarily due to an increase in costs of $1,749,728 related to financial instrument downward market price adjustments along with an decrease of $112,252 for debt extinguishment and in increase of $493,882 in financing expenses, a decrease in gain on sale of assets in the amount of $3,933, an increase in minority interest adjustments of $987, an increase in direct operating expenses of $1,781,180, an increase in indirect operating expenses of $97,190, an increase in guaranteed rental expense of $495,000, an increase in the remaining other expenses of $94,008 along with an increase in revenue of $3,265,693 from operations. The Company in 2006 will spend a full twelve (12) months as a public entity.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $5,865,325 for the year ended December 31, 2006, a working capital deficiency of $8,509,244 and an accumulated deficit of $14,099,352 as of December 31, 2006. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, and obtaining long-term financing and raising equity.

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

Our available cash at December 31, 2006 was $338,678. In addition there is an additional $361,846 in escrowed funds being held by Cargo Connection's factor used to assist in the payment of transportation costs.

There is also a short-term Convertible Secured Debenture due to current officers of Cargo Connection in the amount of $75,000 at a 15% interest rate and was due September 30, 2006. The Holders of this Note have agreed to informally extend the due date of this note for an additional twelve month period, thereby extending the due date to September 30, 2007.

On December 29, 2005, the Company entered into a financing agreement, which when completed resulted in a Convertible Secured Debenture in the amount of $2,350,000 with Montgomery Equity Partners, Ltd. Pursuant to the agreement, the Company issued two secured convertible debentures, one of which was issued on December 29, 2005 ion the amount of $1,750,000 and the balance of $600,000 was issued February 13, 2006. The Company issued to Montgomery Equity Partners, Ltd., a secured convertible debenture In the amount of $2,350,000 with a 10% interest rate and a maturity date of December 28, 2007 and February 12, 2008, respectively for each traunch of funds received. The debentures are secured by Company assets pursuant to a Security Agreement, dated December 30, 2005. To date the Company has reduced its outstanding obligation by $100,000, which was accomplished via the conversion of debt into common stock during 2006.

On October 27, 2005, the Company designated 100,000 shares of a class of its Series III Preferred Stock, par value $1.00, to Jesse Dobrinsky and John L. Udell ("Investors") collectively as consideration for funds in the amount of $100,000 given to the Company.

FUTURE OUTLOOK

Over the course of fiscal year 2006, the Company has continued to go through a variety of changes. One was its focus on business revenue streams and specific industries. The Company's core focus is in the Transportation and Logistics Industry and those ancillary businesses and needs that it complements. One of its subsidiaries, Cargo Connection Logistics Corp., is capable of being the Domestic transportation partner for those International companies which require assistance throughout the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. Cargo Connection has the facilities necessary to assist companies with their freight by either holding the freight in their bonded facilities or possibly sorting freight for the client while the goods are clearing customs in its Customs approved Container Freight Stations.

The Company's other subsidiary, Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.), is focusing its efforts in the international logistics arena which sales efforts continuing in China, Vietnam and the Pacific Rim as well as other areas such as Costa Rica. The Company has been working together with American River International, Ltd. to assist in promoting business opportunities and to help provide Cargo Connection with the required licenses and certifications to do business outside the U.S.

The Company has added a new subsidiary at the end of this year. The subsidiary known as Nuclear Material Detection Technologies, Inc. (NMDT) is an organization whose primary business application is the detection of radiation in the logistics, transportation and general cargo industry. With the current security environment in the transportation industry this is not just complementary portion of the business but one that at some point in the near future may become a requirement for the transportation industry.

NMDT operations will be independent of Cargo and its product will be sold to private industry and well as different divisions of the United States Government and foreign governments that have the need or the desire to instill the same security ethics as the United States. The applications of this technology are flexible in that they can be applied to fixed installations or completely transportable portable devices.

The advantage of this technology over existing technology is the fact that this technology is considerable less expensive, has a memory and will also provide identification of the specific isotope that is being detected. The device can also be calibrated to eliminate or set the level of acceptable background radiation, thereby minimizing the number of false alarms.

Independent Transportation Group ("ITG"), one of the entities that we partner with has the primary goal of attracting independent contractors and other carriers by being able to offer agents and their drivers, comprehensive packages for medical insurance, profit sharing plans, as well as other benefits. An additional benefit for the Company is that it may also attract these independent contractors and other carriers to perform work on behalf of Cargo Connection Logistics, thereby assisting the Company in increasing the size and scope of its driver fleet.

The Company will continue to look at other areas in which it can become involved that will complement the needs of the industry, either by adding additional services, through the formation of entities that will have specific attributes or by acquisitions of other entities.

We have restructured some of our outstanding debt and have continued to retire most of the existing debt that was currently outstanding. We will continue to persue better terms on the remaining outstanding debt instruments. These additional enhancements will require additional financing.

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

Revenue Recognition and Accounts Receivable

The Company recognizes all transportation revenues based upon the tendering of the freight to the Company for the delivery of the goods to their final destination. The warehouse services operations recognize revenue upon the completion of services. Costs related to such revenues are included in direct operating expenses.

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining our allowance for doubtful accounts based on the inability of our customers to make required payments, historical collections experience, current economic trends and a percentage of our accounts receivable by aging category. We review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. We also look at the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. When the Company deems it probable that an account of a specific customer will become uncollectible, that customer's account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our net income is directly affected by management's estimate of the collectibility of accounts receivable.

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

Item 7. - FINANCIAL STATEMENTS

Set forth below is a list of our financial statements for December 31, 2006, included in this Annual Report on Form 10-K following Item 14.

================================================================================
                                                                          PAGE

Report of Independent Registered Public Accounting Firm....................F-1
Consolidated Balance Sheet as of December 31, 2006.........................F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2006 and 2005................... ...........................F-3
Consolidated Statements of Stockholders' Deficit for the Years
  Ended December 31, 2006 and 2005........ ................................F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2006 and 2005...............................................F-5
Notes to Consolidated Financial Statements.................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cargo Connection Logistics Holding, Inc.
Inwood, New York

We have audited the accompanying consolidated balance sheet of Cargo Connection Logistics Holding, Inc. as of December 31, 2006 and the related consolidated statements of operations, and stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cargo Connection Logistics Holding, Inc. as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has reported losses from operations, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Friedman LLP
East Hanover, New Jersey
April 4, 2007

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006


                                     ASSETS
Current Assets
  Cash                                                    $   338,672
  Cash in escrow-factor                                       361,846
  Accounts receivable, net of doubtful
         accounts of $300,000                                 658,227
  Due from factor                                             351,924
  Prepaid expenses                                            302,029
                                                          ------------
Total current assets                                        2,012,698
                                                          ------------

Property and equipment, net of accumulated
         depreciation of $1,412,182                           326,639
Security deposits                                              90,808
License agreement - RadRope(TM)                             1,316,854
                                                          ------------
Total Assets                                              $ 3,746,999
                                                          ============


             LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                   $ 3,815,535
  Financial instrument liability                            3,769,661
  Current portion of notes payable                             79,636
  Current portion of capital leases payable                    22,718
  Current portion of secured debentures                        75,000
  Due to related parties                                    1,127,159
  Due to officers                                              26,511
  Due to others                                             1,565,209
  Security deposits and escrowed funds                         40,513
                                                          ------------
Total current liabilities                                  10,521,942
                                                          ------------

Long term portion of capital leases payable                    14,317
Long term portion of notes payable                             94,384
Long term portion of secured debenture                        573,724
Deferred rent                                               1,063,525
                                                          -----------
    Total Liabilities                                      12,267,892
                                                          -----------

Minority interest - ITG subsidiary                                987

Series III convertible  preferred  stock,  par value
  $1.00 - authorized  500,000 shares,  265,000
  shares issued and outstanding  (liquidated value
  of $265,000)                                                265,000

Series IV  convertible  preferred  stock,  par value
  $1.00 - authorized  600,000 shares,  517,500 shares
  issued and  outstanding  (liquidation  value $517,500)      517,500

Series V  convertible  preferred  stock,  par value
  $1.00 -  authorized  500,000 shares,  479,867 shares
  issued and  outstanding  (liquidation  value $479,867)      479,867

Stockholders' Deficit
  Common stock, par value $.001 - authorized
    5,000,000,000 shares, 1,082,912,617 shares issued
    and outstanding                                         1,082,913
  Additional paid in capital                                3,242,192
  Deferred offering costs                                     (10,000)
  Accumulated deficit                                     (14,099,352)
                                                          ------------
    Total Stockholders' Deficit                            (8,521,880)
                                                          ------------
Total Liabilities and Stockholders' Deficit               $ 3,746,999
                                                          ============


           See accompanying notes to consolidated financial statements

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                       2006                2005
                                                  -------------       -------------
Operating revenue:
    Revenue                                       $ 17,927,544        $ 14,661,851
                                                  -------------       -------------
          Total revenue                             17,927,544          14,661,851
                                                  -------------       -------------

Operating expenses:
    Operating expenses                              12,296,989          10,515,809
    Selling                                            133,402             142,492
    General and administrative                       7,813,504           7,707,223
                                                  -------------       -------------
          Total operating expenses                  20,243,895          18,365,524
                                                  -------------       -------------
Loss from operations                                (2,316,351)         (3,703,673)
                                                  -------------       -------------

Other income (expense)
    Interest income                                        892               4,575
    Interest expense                                (1,858,821)         (1,364,939)
    Licensing revenue                                       --              25,000
    Rental income                                      123,950             157,000
    Guaranteed Rental Expense                          495,000                  --
    Income (expense) from financial instruments       (817,591)            932,137
    Gain (loss) on sale of asset                            --               3,933
    Minority interest - ITG                               (987)                 --
    Loss on early extinguishment of debt              (502,110)           (614,362)
    Other income (expenses)                                693              32,968
                                                  -------------       -------------
          Total other income (expense)              (3,548,974)           (823,688)
                                                  -------------       -------------
Net loss                                          $ (5,865,325)       $ (4,527,361)
                                                  =============       =============

Net loss per common share, basic and diluted      $    (0.0079)       $    (0.0157)
                                                  =============       =============

Weighted average number of common shares used
  in the net loss per share calculation            738,792,011         289,223,672
                                                  =============       =============




          See accompanying notes to consolidated financial statements

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             AS OF DECEMBER 31, 2006

                                                                                                    Series III
                                                                Common Stock                Convertible Preferred Stock
                                                        -----------------------------         -----------------------
                                                            Shares          Amount            Shares        Amount
                                                        -------------   -------------         -------   -------------

Balance December 31, 2005                                 537,065,658         537,066         265,000         265,000
                                                        =============   =============         =======   =============
Issuance of shares in
consideration of convertible
note payable                                   Jan-06      34,743,093          34,743              --              --

Issuance of shares in
consideration of convertible
note payable                                   Feb-06      20,482,448          20,482              --              --

Issuance of shares in
consideration of accrued
expenses                                       Feb-06       4,541,352           4,541              --              --

Issuance of shares in
consideration of convertible
note payable                                   Mar-06      30,505,691          30,506              --              --

Conversion of preferred
stock to common stock                          Mar-06     180,000,000         180,000              --              --

Issuance of shares for
payment of services                            Mar-06      25,000,000          25,000              --              --

Issuance of shares in
consideration of convertible
note payable                                   May-06       1,562,500           1,563              --              --

Issuance of shares in
consideration of convertible
note redemption                                Jul-06      10,571,238          10,571              --              --

Issuance of shares in
consideration of accrued
expenses                                       Jul-06       1,065,812           1,066              --              --

Issuance of shares in
consideration of convertible
secured debenture                              Jul-06      40,000,000          40,000              --              --

Issuance of shares for
payment of services                            Aug-06       4,838,710           4,839              --              --

Amortization of deferred
costs                                          Sep-06              --              --              --              --

Issuance of shares for
payment of services                            Dec-06       7,142,857           7,143              --              --

Issuance of shares in
connection with purchase of
NMDT                                           Dec-06     168,539,326         168,539              --              --

Issuance of shares for
payment of services                            Dec-06      16,853,932          16,854              --              --

Issuance of shares in
connection with May 2005
reverse merger agreement 12-
month pro                                      Dec-06              --              --              --              --

Amortization of deferred
costs                                          Dec-06              --              --              --              --

Net loss
                                                                   --              --              --              --

                                                        -------------   -------------         -------   -------------
Balance December 31, 2006                               1,082,912,617   $   1,082,913         265,000   $     265,000
                                                        =============   =============         =======   =============


                                                        Series IV                        Series V
                                                 Convertible Preferred Stock   Convertible Preferred Stock
                                                  ------------------------    -----------------------------
                                                   Shares        Amount           Shares         Amount
                                                  -------    -------------    -------------   -------------

Balance December 31, 2005                         552,500          552,500               --              --
                                                  =======    =============    =============   =============
Issuance of shares in
consideration of convertible
note payable                                           --               --               --              --

Issuance of shares in
consideration of convertible
note payable                                           --               --               --              --

Issuance of shares in
consideration of accrued
expenses                                               --               --               --              --

Issuance of shares in
consideration of convertible
note payable                                           --               --               --              --

Conversion of preferred
stock to common stock                             (35,000)         (35,000)              --              --

Issuance of shares for
payment of services                                    --               --               --              --

Issuance of shares in
consideration of convertible
note payable                                           --               --               --              --

Issuance of shares in
consideration of convertible
note redemption                                        --               --               --              --

Issuance of shares in
consideration of accrued
expenses                                               --               --               --              --

Issuance of shares in
consideration of convertible
secured debenture                                      --               --               --              --

Issuance of shares for
payment of services                                    --               --               --              --

Amortization of deferred
costs                                                  --               --               --              --

Issuance of shares for
payment of services                                    --               --               --              --

Issuance of shares in
connection with purchase of
NMDT                                                   --               --               --              --

Issuance of shares for
payment of services                                    --               --               --              --

Issuance of shares in
connection with May 2005
reverse merger agreement 12-
month pro                                              --               --          479,867         479,867

Amortization of deferred
costs                                                  --               --               --              --

Net loss
                                                       --               --               --              --

                                                  -------    -------------    -------------   -------------
Balance December 31, 2006                         517,500    $     517,500    $     479,867   $     479,867
                                                  =======    =============    =============   =============


                                           Additional        Deferred                             Total
                                             Paid-in          Offering         Accumulated      Stockholders'
                                             Capital           Costs             Deficit        Deficiency
                                          -------------    -------------      ------------      -----------

Balance December 31, 2005                     1,008,831          (10,000)       (8,234,027)      (5,880,630)
                                          =============    =============      ============      ===========
Issuance of shares in
consideration of convertible
note payable                                     48,757               --                --           83,500

Issuance of shares in
consideration of convertible
note payable                                     39,518               --                --           60,000

Issuance of shares in
consideration of accrued
expenses                                          8,492               --                --           13,033

Issuance of shares in
consideration of convertible
note payable                                     79,494               --                --          110,000

Conversion of preferred
stock to common stock                          (145,000)              --                --               --

Issuance of shares for
payment of services                             225,000               --                --          250,000

Issuance of shares in
consideration of convertible
note payable                                     21,875               --                --           23,438

Issuance of shares in
consideration of convertible
note redemption                                 266,951               --                --          277,522

Issuance of shares in
consideration of accrued
expenses                                          7,684               --                --            8,750

Issuance of shares in
consideration of convertible
secured debenture                               528,000               --                --          568,000

Issuance of shares for
payment of services                             115,161               --                --          120,000

Amortization of deferred
costs                                                --               --                --               --

Issuance of shares for
payment of services                              67,857               --                --           75,000

Issuance of shares in
connection with purchase of
NMDT                                          1,348,315               --                --        1,516,854

Issuance of shares for
payment of services                             101,124               --                --          117,978

Issuance of shares in
connection with May 2005
reverse merger agreement 12-
month pro                                      (479,867)              --                --               --

Amortization of deferred
costs                                                --               --                --               --

Net loss
                                                     --               -- ~      (5,865,325)      (5,865,325)

                                          -------------    -------------      ------------      -----------
Balance December 31, 2006                 $   3,242,192    $     (10,000)     $(14,099,352)     $(8,521,880)
                                          =============    =============      ============      ===========


                See notes to consolidated financial statements.

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                         2006             2005
                                                    ------------       ------------
Cash flows from operating activities:
Net loss                                           $ (5,865,325)      $ (4,527,363)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Interest expense from financial instruments          490,902            163,845
   Amortization of note discounts                       645,158            258,377
   Mark to market on derivative instrument expense      817,591           (932,137)
   Depreciation and amortization                        161,927            246,031
   Deferred rent                                        187,959            781,252
   Issuance of shares for services                      562,978            190,033
   Bad debt expense                                      52,996            270,983
   Loss on extinguishment of debt                       534,789            614,362
   Write off of deferred financing costs                     --           (105,000)
   Minority interest - ITG                                  987                 --
   Guaranteed rental expense                            495,000                 --
 Changes in operating assets and liabilities:
   (Increase) decrease in escrow held by factor        (208,982)           207,289
   Decrease (increase) in escrow held by attorney        49,351            (49,351)
   (Increase) decrease in accounts receivable           (2,165)            113,416
   Decrease (increase) in due from factor              259,760            (367,637)
   (Increase) decrease in prepaid expenses             (85,884)             49,303
   Decrease in due from employees                            --              7,240
   (Decrease) increase in accounts payable and
         accrued expenses                               (84,469)           732,583
   Decrease in note payable - factor                         --           (428,534)
   (Decrease) increase in security deposits
         and escrowed funds                              4,871                 595
                                                     ------------      ------------
Net cash used in operating activities                (1,982,558)        (2,774,713)
                                                     ------------      ------------
Cash flows from investing activities
   Redemption of security deposits                        3,171             88,880
   Payments received for security deposits              (18,445)                --
   Purchases of property and equipment                  (56,734)           (16,897)
   Proceeds from sale of common stock for
     investment in NMDT                                 200,000                 --
   Disposal of property and equipment                        --             38,347
                                                     ------------      ------------
Net cash provided by investing activities               127,992            110,330
                                                     ------------      ------------
Cash flows from financing activities
   Repayments from related parties                       66,378                 --
   Repayments from officers                                 430                 --
   Repayments towards officers                           (1,382)                --
   Repayments towards related parties                        --           (111,180)
   Amounts received from others                       1,502,709             62,500
   Amounts received from related parties                323,635            684,644
   Proceeds from sale of Series III Preferred Stock          --            100,000
   Proceeds from sale of Series IV Preferred Stock           --            490,000
   Proceeds from notes payable                               --             91,599
   Proceeds from secured debentures                     600,000          2,825,000
   Principal payments on convertible payable           (251,002)          (257,006)
   Principal payments on notes payable                 (229,388)                --
   Principal payments on capital leases payable         (65,160)           (69,786)
   Repayment of secured debenture                            --         (1,000,000)
                                                    ------------       ------------
Net cash provided by financing activities             1,946,220          2,815,771
                                                    ------------       ------------

Net increase (decrease) in cash                          91,654            151,388
Cash, beginning of year                                 247,018             95,630
                                                   -------------       ------------
Cash, end of year                                  $    338,672        $   247,018
                                                   =============       ============

Supplemental disclosure of cash flow information
  Interest expense                                 $  1,458,073        $    61,928
                                                   ============        ============
  Income taxes                                     $         --        $        --
                                                   ============        ============

Supplemental schedule of non-cash activities:
  Cancellation of shares issued to Cornell Capital $         --        $   790,000
                                                   ============        ============
  Shares issued to subsidiary in connection
   with reverse acquisition                        $         --        $   239,599
                                                   ============        ============
  Recapitalization of additional paid in capital
   in connection with reverse acquisition          $         --        $16,230,384
                                                   ============        ============
  Accrued interest assumed as part of
   convertible note                                $         --        $     2,721
                                                   ============        ============
  Conversion of convertible notes payable
   to common stock                                 $    350,290        $   512,527
                                                   ============        ============
  Conversion of preferred stock to common stock    $    180,000        $   142,000
                                                   ============        ============
  Conversion of secured debentures to common stock $    100,000        $        --
                                                   ============        ============
  Issuance of shares for settlement of payables    $     21,784        $   877,622
                                                   ============        ============
  Discount on secured debentures                   $    600,000        $        --
                                                   ============        ============
  Write off of derivatives for convertible
   note payable and secured debenture due to
   conversion and payoffs                          $    291,584        $        --
                                                   ============        ============
  Write off of discount on convertible note
   payable and secured debenture due to conversion
   and payoffs                                     $    154,204        $        --
                                                   ============        ============
  Purchase of equipment through capital lease      $     19,800        $        --
                                                   ============        ============
  Value of shares issued in connection with
   investment in NMDT                              $  1,316,854        $        --
                                                   ============        ============

          See accompanying notes to consolidated financial statements

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). The Company's target base ranges from mid-sized to Fortune 100(TM) companies. Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. (the "Company") to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the "Company." In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), which has been accounted for as a wholly-owned subsidiary. Assets acquired consist of a "patent right" and cash. The Company's primary business is the detection of radiation in the logistics, transportation and general cargo industry.

The Company owns a 51% interest in Independent Transportations Group, Inc. ("ITG") and emplifyHR owns a 49% interest. The financial statements of ITG are included in the Company's consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet.

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

Last year Cargo Connection became part of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol ("CBP"). The Company has become the sole General Order Warehouse at JFK International Airport. General Order Warehouses operate under a specific Code of Federal Regulations which requires merchandise to be considered general order merchandise when it is taken into the custody by CBP.

Cargo  Connection  and  Cargo   International  each  provide  a  wide  range  of
value-added logistics services which include U.S. Customs Bonded warehouse facilities and container freight station operations. The services provided are specifically designed to enhance and to support the customer's supply chain logistics needs. Some of the logistics services that are provided include pick and pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States and recovery of goods damaged in transit.

Reverse Acquisition

On May 12, 2005, Championlyte Holdings, Inc. purchased all of the outstanding shares of Cargo Connection and Cargo International for a total of seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange. As additional consideration, Championlyte Holdings, Inc. will issue shares of preferred stock to Cargo Connection and Cargo International, which are convertible into common stock of Cargo Connection Logistics Holding, Inc. twelve
(12) months from the closing date of the transaction so that Cargo Connection and Cargo International will own eighty percent (80%) of the outstanding shares of Championlyte Holdings, Inc. at that time.

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

Reverse merger accounting requires the Company to present in public information filings the historical financial statements and other information of Cargo Connection and Cargo International. The Company's historical stockholders investment is retroactively restated for the equivalent number of shares of common stock received in the merger. Accordingly, the accompanying consolidated financial statements present the results of operations for the twelve months ended December 31, 2006 and 2005 which are based upon historical financial statements of Cargo Connection and Cargo International. Subsequent to May 12, 2005, the operations reflect the combined operations of the former Championlyte Holdings, Inc. and Cargo Connection and Cargo International.


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

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments at December 31, 2006, the amount deferred was $1,063,525.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2006, there were no impairment charges relating to long-lived assets.

Revenue recognition

The Company recognizes all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The warehouse services operations recognize revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets

Fair value of financial instruments

For certain of the Company's consolidated financial instruments, including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

Loss per common share

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of December 31, 2006 and 2005, of 3,777,138,477 and 677,323,571, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. In all consolidated financial statements presented, diluted net loss per common share is the same as basic net loss per common share.

Stock-based compensation

On January 1, 2002, the Company has adopted fair value accounting for grants of common stock, options and warrants to employees and non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by FAS 148 and Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). The compensation expense is recognized over the vesting period. All options granted by the Company prior to 2005 vested immediately and compensation expense was recognized in the period of grant (refer to Notes 18 and 19).

The Company adopted Statement of Financial Accounting Standards No. 123R, "Share-based Payment" ("SFAS 123R") on January 1, 2006 using the modified prospective method. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its interpretations and revises SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.

There have been no stock options granted, exercised or expired in 2006 and 2005.

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


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment consists of the following:

                                                     December 31,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
Automobiles & trucks                         $    234,192    $    234,192
Machinery equipment                               370,795         328,265
Furniture & fixtures                              363,472         332,347
Computer equipment                                627,385         627,385
Leasehold improvements                            142,977         140,098
                                             ------------    ------------
                                                1,738,821       1,662,287
Less accumulated depreciation
  and amortization                              1,412,182       1,250,254
                                             ------------    ------------
Property and equipment, net                  $    326,639    $    412,033
                                             ============    ============

Depreciation expense for the years ended December 31, 2006 and 2005 was $161,927 and $246,031, respectively. In addition $75,206 of depreciation and amortization on assets under capital leases have been included in depreciation expense.


NOTE 5 - BUSINESS ACQUISITIONS

Nuclear Material Detection Technologies, Inc.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange. The Company issued 168,539,326 restricted shares of the its common stock valued at $1,516,854, based on the fair market value of the Company's common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of NMDT.

At the time of acquisition NMDT had no employees, operations or liabilities. NMDT's only assets include approximately $200,000 in cash and an exclusive license to a patented technology known as RadRope(TM) with a 19 year life. The purchase price is allocated as follows:

Assets
------

Cash                                         $         200,000

RadRope(TM) license                                  1,316,854

Total liabilities                                           --
                                             -----------------

Net Assets                                   $       1,516,854
                                             =================


NMDT holds a license to a patented portable nuclear material detecting technology. NMDT is an organization whose primary business application is the detection of radiation in the logistics, transportation and general cargo industry. The current security environment within the transportation industry makes NMDT not just a complementary portion of the business, but one that in the near future may become a requirement for the transportation industry. Using the product that NMDT will license or produce, called RadRope(TM), inspectors can rapidly detect the presence of nuclear material in a sealed container without the use of harmful x-rays. The Agreement for the patent license has a royalty provision for the inventor at a rate of 7% of net sales of licensed products, except for any non-United States governmental sales of the product. There are minimum annual royalty fees to be paid beginning in the second year of the license agreement and range from $5,000 in year 2 to $30,000 in year 5.


NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of approximately $5,865,000 and $4,527,000 for the years ended December 31, 2006 and 2005, respectively, and has a working capital deficiency of approximately $8,509,000 at December 31, 2006 and a stockholders' deficit of approximately $8,522,000 at December 31, 2006 and expects that it will incur additional losses in the immediate future. To date the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time.

These factors raise substantial doubt that the company may be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2006 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes". The interpretation clearly excludes income tax positions related to FASB Statement No. 5, "Accounting for Contingencies". The Company will adopt the provisions of this statement beginning the first quarter of 2007. The adoption of FIN 48 will not have a material impact on our consolidated financial position or result of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America ("GAAP"), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operations.

Additionally in September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108"). SAB 108 is effective for us beginning with our fiscal year ended on December 31, 2007. The Company does not expect SAB 108 will have a material effect on our consolidated financial position or results of operation.


NOTE 8 - FACTORING FACILITIES

Cargo Connection Logistics Corp. has an agreement with a factor which provides an accounts receivable factoring facility by purchasing certain accounts receivable and extending credit with a maximum borrowing amount of $2,000,000. The contract automatically renews annually unless Cargo Connection provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.5902% and a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors.

If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in any calendar quarter. At December 31, 2006, $351,924 is due from the factor which represents the reserve against submitted invoices. The escrow being held by the factor totaling $361,846 represents funds available to assist Cargo Connection in funding payments to its transportation carriers. This is mainly due to the concerns of the Factor as to potential defaulted payments by the Company to its outside transportation vendors to ensure that these funds are not diverted for other uses. At December 31, 2006, the total amount advanced by the factor was $1,488,187 which represents the proceeds of financing of accounts receivables sold.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company was obligated under various Series A convertible promissory notes payable to four entities totaling $514,502 as of December 31, 2005. These notes were due December 31, 2004 and were considered payable on demand. These notes were interest bearing at a rate of 6.5% and were convertible into shares of the Company's common stock with a conversion price per share equal to the lesser of the average of the lowest of three day trading prices during the five trading days immediately prior to the conversion date multiplied by .80 or, the average of the lowest of three day trading prices during the five trading dates immediately prior to the funding dates. All of these notes have been fully paid or converted as of December 31, 2006.

Long-term convertible note

In April 2005, the Company entered into a Convertible Promissory Note to a former Company officer (Goldberg Note) that was advanced to the Company in the amount of $86,790. The note had a 3-year term with interest payable only at a rate of 8% per annum. The Company had an option on the three year anniversary of the debenture to pay the debenture in full or convert into the Company's shares of common stock. The debt discount, due to the conversion feature, was being amortized over the life of the instrument using the effective interest method.

The note has been converted into 11,637,050 shares of the company's common stock in full payment of principal and interest as of the redemption date of July 26, 2006 at the option of the Holder.


NOTE 10 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $734,231, less accumulated amortization of $595,841 as of December 31, 2006. The obligations require monthly payments, including interest totaling $3,221. Interest rates range from 1.87% to 13.16% and the lease obligations mature through August 1, 2009. Certain lease obligations are guaranteed by certain executive officers of the Company.

As of December 31, 2006, the aggregate future minimum annual lease payments under these leases are as follows:

   Years Ending
   December 31,
  ---------------
       2007                                                   $ 24,543
       2008                                                     10,263
       2009                                                      5,104
       2010                                                        -0-
                                                              --------
       Total                                                    39,910
       Less: amount representing interest                        2,876
                                                              --------
       Net present value of capital lease obligations           37,034
       Current portion                                          22,718
                                                              --------
       Long-term portion                                      $ 14,317
                                                              ========

NOTE 11 - DUE TO OTHERS

During the twelve months ended December 31, 2006, the Company received non-interest bearing cash advances from Mr. Ferro, RAKJ Holdings, Inc. and Triple Crown Consulting, Co. to fund current operations in the amounts of $130,000, 145,000 and $980,000, respectively. The Company classified the advances as current liabilities as there is no formal agreement in place for the repayment of these funds. The Company is currently negotiating a formal note agreement with the lenders.

In addition, Cargo Connection has entered into insurance premium financing arrangements with two providers with balances due to the providers of $310,209 as of December 31, 2006.

Due to Others as of December 31, 2006 consists of the following:

            Loan from Ferro                             $   130,000
            Loan from RAKJ Holdings                         145,000
            Loan from Triple Crown                          980,000
                                                        -----------
                                                        $ 1,255,000
                                                        -----------

            Due to Avalon Insurance                     $   243,701
            Due to Mepco Insurance Financing                 66,508
                                                        -----------
                                                        $   310,209
                                                        -----------

                              Total account balance     $ 1,565,209
                                                        ===========

NOTE 12 - NOTES PAYABLE

The Company entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum. The loan matures in 2008, when the balance due will approximate $14,000. Monthly installments totaling $2,664 began in June 2005. No payments of interest or principal were required before that date. The Note is secured by the personal guarantees of the officers of Cargo Connection and is also collateralized by substantially all the assets of Cargo Connection.

The Company had a revolving loan with HSBC Bank whereby the Company was granted a $100,000 line of credit. The line of credit bears interest at a rate of prime plus 2-1/2% (10.75% at December 31, 2006). The Company was required to make monthly interest only payments until December 15, 2006, when the line of credit terminated. At that time the remaining balance became a note payable with a four year term. The obligation is collateralized by all of the assets of Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) and is guaranteed by all of this company's officers. The balance on the new notes payable (converted from the line of credit) was $97,917 as of December 31, 2006.

The Company entered into a promissory note with National Semi-Trailer for repayment of trade payable obligations in the amount of $87,910. The note bears interest at a rate of 10% per annum and is payable in weekly installments of $2,041 and was payable over 45 weeks. The Note was to mature November 16, 2006 and has been extended by the Holder under payment terms presently in effect until a renegotiated payment schedule is agreed upon by both parties. The amount owed as of December 31, 2006 was $24,191.

The following table details the Notes Payable as of December 31, 2006:

            HSBC Bank                                   $ 97,917
            National Semi-Trailer                         24,191
            US-SBA                                        51,912
                                                        --------
                     Total                              $174,020
                     Less: current portion:               79,636
                     Long-term portion                  --------
                                                        $ 94,384
                                                        ========


At December 31, 2006, future minimum annual principal payments on the above notes are as follows:

            Twelve Months
            Ending December 31,
            -------------------
            2007                               $  79,636
            2008                                  46,467
            2009                                  25,000
            2010                                  22,917
                                               ---------
                                               $ 174,020
                                               =========

NOTE 13 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company entered into a secured convertible debenture with members of management in the amount of $75,000. Under the agreement the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible after into common shares of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the Conversion date. The Company has received no notification that it is in default under the provisions of the note.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature have has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes. The unamortized discount amount is $-0- at December 31, 2006. The Holders of this note have informally agreed to extend the due date of this Note to September 30, 2007.

The note is presently stated on a net to fair value basis.

            Convertible Note - Management               $    75,000
            Discount on Note                                    -0-
                                                        -----------
                                                        $    75,000
                                                        ===========

On December 29, 2005, the Company completed a financing agreement for $1,750,000 with Montgomery. Under the agreement the Company issued a $1,750,000 secured convertible debenture with a 10% interest rate to Montgomery with a maturity date of December 28, 2007. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. The Company simultaneously issued to Montgomery a three year Warrant to purchase 2,000,000 Shares of the Company's common stock at an exercise price of $0.001. The Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The debenture is secured by the assets of the Company. The registration statement was filed in February 2006. An amended registration statement was filed in July 2006. The statement has not yet become effective. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable. To date, the Company has received no notification that it is in default under the provisions of the note.

The Montgomery Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,857,752 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount and the effect of this transaction has been included with the February 13, 2006 financing agreement.

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

On February 13, 2006, the Company completed a financing agreement for $600,000 with Montgomery. Under the agreement the Company issued a $600,000 secured convertible debenture with a 10% interest rate to Montgomery with a maturity date of February 13, 2008. The debenture is convertible after that date into common shares of the Company at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the ten (10) trading days immediately preceding the Conversion date. This Note was part of the funding package entered into by the Company with Montgomery on December 29, 2005. As part of that agreement, the Company had committed to filing an SB-2 Registration Statement with the SEC no later than forty-five (45) days from date of funding. The registration statement was filed in February 2006 by the Company. The statement has not yet become effective. As part of the December 29, 2005 agreement, the Company was able to obtain an additional $600,000 from Montgomery under the same terms of the December 29, 2005 Note. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the statement. There are penalty provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable. The debenture is secured by the assets of the Company.

This above Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount amount is $1,676,276 at December 31, 2006.

The note, in its entirety, is presently stated on a net to fair value basis.

            Secured Convertible Debenture - Montgomery  $   2,250,000
            Discount on Note                               (1,676,276)
                                                        -------------
                                                        $     573,724
                                                        =============

NOTE 14 - FINANCIAL INSTRUMENTS ("Compound Embedded Derivative Liability")

The effect of the mark to market adjustments associated with the financial instruments for the twelve month period ending December 31, 2006 generated a loss of $817,591 associated with the market price adjustment. In addition, interest expense associated with the derivative financial instruments totaled $1,458,935 for twelve month period ended December 31, 2006.

The following table details the liability for financial instruments as of December 31, 2006. It reflects the twelve month transactions reflecting the addition of the financial instrument liability from the additional traunch of funds received from Montgomery (see Note 12) on February 13, 2006 as well as the mark to market adjustments as December 31, 2006.

                         Opening                                              Ending
                         Balance                                   Mark      Balance
                          2006         Additions  Adjustments   to market      2006
                       ------------  -----------  -----------   ---------   ----------
6.5% Series A Notes    $    128,626  $        --  $   (12,500)  $(116,126)  $       --
Goldberg Note                86,909           --      (85,527)     (1,382)          --
Highgate Warrants               459           --           --       (459)           --
Management Note              69,442           --           --      73,448      142,890
Montgomery Note           1,863,534    1,090,902     (193,558)    854,534    3,615,412
Montgomery Warrants           3,783           --           --       7,576       11,359
                       ------------  -----------  -----------   ---------   ----------
Total Financial
 Instrument Liability  $  2,152,753  $ 1,090,902  $  (291,585)  $ 817,591   $3,769,661
                       ============  ===========  ===========   =========   ==========

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 16 - ACCRUED EXPENSES

Accrued expenses as of December 31, 2006 consist of the following:

            Salaries                                    $ 432,804
            Interest                                      262,631
            Other                                             -0-
                                                        ---------
                                                        $ 695,435
                                                        =========

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Companies has entered into non-cancelable operating leases for offices and warehouse space in several States including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Companies lease equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Companies' proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 2006, are as follows:

                        Office and                        Equipment
                        Warehouse Space                  and Trucks
                        ---------------                 ------------
            2007        $     1,655,441                 $    113,977
            2008              1,620,166                      115,688
            2009              1,510,062                      117,423
            2010              1,342,179                       89,055
            2011              1,301,316                          -0-
            Thereafter        3,446,422                          -0-
                        ---------------                 ------------
                        $    10,875,586                 $    436,144
                        ===============                 ============

Rent expense (inclusive of amortization of straight line expense) charged to operations for office and warehouse space for the twelve months ended December 31, 2006, and 2005 amounted to $1,311,112 and $1,698,881 respectively. See Note 20 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the years ended December 31, 2006 and 2005 amounted to $550,964 and $528,835, respectively.

Litigation

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a Complaint against the Company asking for damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination under Daniel Murray v. Cargo Connection Logistics Holding, Inc., case No. 19405-06 (Supreme Court of the State of New York, Nassau County, NY). Murray seeks damages equal to the annual salary contained in the employment agreement of $150,000 per year for five years or $750,000. The Company has since filed a Motion to Dismiss all causes of action other than the breach of contract claim. This motion was fully submitted on February 15, 2007. Management believes that the Company has meritorious defenses to this claim and is vigorously contesting the case.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. ("Rason") filed a complaint against Cargo Connection Logistics Corp. seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. in One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for breach of a lease, dated July 10, 2003 between itself and a company called Airfreight Management Group ("AMG"), Inc. for premises located at 45 Rason Road, Inwood, NY which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG in now known as Cargo Connection Logistics Corporation and feels that the Company is liable for AMG's debts under the lease. The Company has filed a Notice of Motion to dismiss the Complaint and is awaiting opposition papers from Rason. The motion was to be fully submitted on March 9, 2007. Management believes that the Company has meritorious defenses to this claim and is vigorously contesting this matter.

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation ("AFW"), which filed for Bankruptcy under Chapter XI in the US Bankruptcy Court for the Southern District of New York, alleges that pursuant to an agreement entered into between AFW and the Cargo Connection Logistics Corp. ("Cargo"), that Cargo has not paid all funds due to AFW under the agreement in the amount of $300,000. Management has complied with the request of the Trustee of the US Bankruptcy Court and believes that the Company has acted in good faith and remitted all funds due to AFW under the agreement.

On or about May, 2006, the Company filed suit against a former business agent under Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case number 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida) for breach of contract in the amount $128,179. The trial date is presently set for May 8, 2007.

The Company is party to other various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Companies.

Significant Customers

For the year ended December 31, 2006, the Company, through the broadening of its customer base, had one (1) customer that accounted for more than 10% of its operating revenue. One customer accounted for approximately 21% of operating revenue. For the year ended December 31, 2005 the Company had two (2) customers, which comprised approximately 28% of operating revenue. As of December 31, 2006 these customers accounted for $410,148 of the Company's factored accounts receivable.

NOTE 18 - STOCKHOLDERS' DEFICIT

Issuance of Stock for Services

The Company had retained a financial advisory firm as a business consultant to assist in a variety of areas relating to financial, strategic and related developmental growth of the Company requiring monthly payments of $10,000 to the advisory firm. The fees were earned on a monthly basis and paid to the financial advisory firm in fully vested common shares through December, 2005. The fees for 2006 were paid in cash. The relationship with this financial advisory firm was terminated on February 28, 2006 and there have been no further transactions.

The Company retained the services of a consulting group to assist the Company in a variety of areas relating to international and foreign affairs issues at a fee of $250,000. The Company issued 25,000,000 shares of its restricted common stock for the services rendered to the Company in March, 2006 and the recognition of the expense was immediate, in accordance with EITF-0018.

The Company retained an advisor to assist the Company in a variety of areas relating to international and domestic legal and financial issues. The Company entered into a yearly retainer of $75,000 for these services which began May 2006. The Company subsequently paid the advisor in 7,142,857 shares of the Company's restricted common stock, which are nonforfeitable, and the recognition of the expense was immediate, in December, 2006, in accordance with EITF-0018.

The Company retained a technology advisory firm in August, 2006 as a business consultant to assist in a variety of areas relating to technology and growth in technology that complements the Company's businesses. The fee for this consultant is $120,000 for the year and was paid in August, 2006 through the issuance of 4,838,710 shares of the Company's common stock, which are nonforfeitable, and the recognition of the expense was immediate, in accordance with EITF-0018. The advisory firm was also issued 168,539,326 shares of the Company's common stock valued at $1,516,854 in connection with an acquisition (see note 5).

Conversion of Preferred Stock into Common Stock

On March 17, 2006, 180,000,000 shares of the Company's common stock was issued to Triple Crown Consulting, Inc. and its assignees based on the conversion of 35,000 shares of Series IV Convertible Preferred stock.

Conversion of Secured Debentures into Common Stock

On July 6, 2006, 8,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible secured debenture. Due to this conversion, $105,600 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

On July 21, 2006, 32,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $80,000 of a convertible secured debenture. Due to this conversion, $422,400 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

Conversion of Convertible Promissory Notes into Common Stock

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

On January 30, 2006, we issued 8,230,452 shares of our common stock to Advantage, based on the conversion of $20,000 of a convertible promissory note.

On January 30, 2006, we issued 3,541,666 shares of our common stock to Advantage Capital, based on the conversion of $8,500 of a convertible promissory note.

On January 30, 2006, we issued 8,230,452 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 8, 2006, we issued 5,249,344 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 16, 2006, we issued 8,264,463 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 27, 2006, we issued 11,509,993 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note and accrued interest.

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

On May 4, 2006, we issued 1,562,500 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note. Due to this conversion, $21,875 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

On July 25, 2006, 11,637,050 shares of the Company's common stock were issued to David Goldberg, based on the conversion of $86,790 of a convertible promissory note and accrued interest of $8,750. Due to this conversion, $274,635 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

Preferred Stock

The Company is authorized to issue 2,000,000 share of preferred stock, $1.00 par value per share, and currently has designated the preferred stock into the following Series:

o Series III: The Company amended its articles of incorporation in November 2006 and authorized 500,000 shares of Blank Check Series III Preferred Stock ("Series III") at $1.00 par value. The shares of Preferred Stock may be issued in one or more series, and each series shall be so designated as to distinguish the shares from the shares of all other series. The Board of Directors fix the provisions before the issuance of any shares of a particular series. As to the number, designation, and relative rights, preferences and limitations of the shares of such series including (1) voting rights, if any, which may include the right to vote together as a single class with the Common Stock and any other series of the Preferred Stock with the number of votes per share accorded to shares of such series being the same as or different from that accorded to such other shares,
      (2) the dividend rate per annum, if any, and the terms and conditions pertaining to dividends and whether such dividends shall be cumulative,
      (3) the amount or amounts payable upon such voluntary or involuntary liquidation, (4) the redemption price or prices, if any, and the terms and conditions of the redemption, (5) sinking fund provisions, if any for the redemption or purchase of such shares, (6) the terms and conditions on which such shares are convertible, in the event the shares are to have conversion rights, and (7) any other rights, preferences and limitations pertaining to such series which may be fixed by the Corporation's Board of Directors pursuant to the Florida Business Corporation Act.

      o The Company is authorized to issue 500,000 shares of Series III preferred stock, $1.00 par value per share, of which 265,000 shares are issued and outstanding at December 31, 2006.

o Series IV: The Company amended its articles of incorporation in September, 2003 and January, 2006 and increased to 600,000 shares its Series IV convertible Preferred Stock ("Series IV"), $1.00 par value. Such shares are based on a convertible promissory note entered into between the Corporation and Triple Crown Consulting, Inc. Each share of the Series IV preferred stock is convertible into shares of the Company's common stock. Each holder of the Series IV preferred stock has twenty times that number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series IV preferred stock are then convertible. In addition, the holders of the Series IV preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV preferred stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company's articles of incorporation state that, at the option of the Holder, the Series IV preferred stock will be convertible into the Company's common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).

      o The Company is authorized to issue 600,000 shares of class IV preferred stock, $1.00 par value per share, of which 517,500 shares are issued and outstanding at December 31, 2006.

o Series V: The Company amended its articles of incorporation in November, 2006 and authorized 500,000 shares of Series V Preferred Stock ("Series V") at a par value of $1.00 per share. Series V were issued based on the Stock Purchase Agreement and Share Exchange entered into on May 12, 2005 between the Company and the shareholders of Cargo Connection Logistics Corp and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) which called for additional consideration to be given to the shareholders of Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. The Company was to issue shares of its preferred stock which are convertible into common stock of Cargo Connection Logistics Holding, Inc. within twelve (12) months from the closing date of the this transaction so that Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. will own eighty percent (80%) of the outstanding shares of the Company at that time. Each share of the Series V preferred stock is convertible into shares of the Company's common stock. Each holder of the Series V preferred stock has a number of votes on all matters submitted to shareholders that is equal to the number of shares of common stock into which such holder's shares of Series V preferred stock are then convertible. Each share of Series V Preferred Stock is convertible into 7,575 shares of Common Stock. In addition, the holders of the Series V preferred stock are entitled to receive noncumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Company's articles of incorporation state that, the holders of the Series V Preferred Stock then outstanding shall be entitled to receive out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock.

      o The Company is authorized to issue 500,000 shares of class V preferred stock, $1.00 par value per share, of which 479,867 shares are issued and outstanding at December 31, 2006.

The Company has determined that it is treating all three of the above series of preferred stock issuances on the balance sheet as mezzanine financing in accordance with the guidelines set forth under EITF D-98. This is required since there are liquidation preferences to be paid from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock in the event of any liquidation, whether voluntary or involuntary.

NOTE 19 - STOCK OPTION PLANS

                              STOCK INCENTIVE PLANS

In August 1999, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("1999 Option Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 1999 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 100,000 shares of the Company's common stock. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to
1,000,000. As of December 31, 2006, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2006, the Company did not issue any shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2006, there are 100,000 non-plan options outstanding.

The following information summarizes the Company's stock option activity at December 31, 2006:

Stock Options Plans:

                                        Weighted
                                         Average
                                        Exercise
                                         Options           Price
                                      -----------       ------------
Outstanding at December 31, 2004          220,000             $ 1.07

Granted                                        --                 --
Exercised                                      --                 --
Expired or cancelled                           --                 --
                                      -----------       ------------
Outstanding at December 31, 2005          220,000             $ 1.07

Granted                                        --                 --
Exercised                                      --                 --
Expired or cancelled                           --                 --
                                      -----------       ------------
Outstanding at December 31, 2006          220,000             $ 1.07
                                      ===========       ============

Non-plan stock options:
                                        Weighted
                                        Average
                                        Exercise
                                        Options           Price
                                      -----------       ----------
Outstanding at December 31, 2004        1,289,810       $      .46

Granted                                   100,000              .03
Exercised                                      --               --
Expired or cancelled                      889,810              .61
                                      -----------       ----------
Outstanding at December 31, 2005          500,000       $      .07

Granted                                        --               --
Exercised                                      --               --
Expired or cancelled                      400,000              .16
                                      -----------       ----------
Outstanding at December 31, 2006          100,000       $      .03
                                      ===========       ==========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006

                                                             Outstanding and
                                                               exercisable
                                                        ------------------------
                                                        Weighted
                                                         Average     Weighted
                                                        Remaining    Average
                            Number          Life         Exercise     Number
                         Outstanding      In Years        Price     Exercisable
                        --------------  ------------    ---------   ------------
Range of exercise price:
 $ .001 to $.50                100,000          0.25         0.03       100,000
 $ .51 to $1.00                     --            --           --            --
 $ 1.01 to $1.50               220,000          2.71         1.07       220,000
                        --------------                              ------------
                               320,000                                  320,000
                        ==============                              ============

NOTE 20 - RELATED PARTY TRANSACTIONS

The Company is due amounts from an officer in the amount of $30,500, which is included in these consolidated financial statements. This receivable is non-interest bearing and does not have formal repayment terms. Management anticipates full collection of these amounts within a one-year period.

The Company owes amounts to officers in the amount of $57,011 and other related entities which are not included in these consolidated financial statements, but which are controlled by the Company's stockholders. The total amount currently due to the related party entities is $1,163,387 and are non-interest bearing and bear no formal repayment terms.

The Company rents warehouse space and equipment from related entities. For the twelve months ended December 31, 2006, and 2005, rent expense charged to operations related to these rentals totaled approximately $909,912 and $803,524 respectively. The leases contain various options for extending and terminate in February 2014.

The Company and its related parties are guaranteeing a lease for a 92,000 square foot facility located in Bensenville, Illinois for Underwing International. There is $495,000 in other expenses booked as of December 31, 2006 for guaranteed rental expense on the Company's statement of operations.


Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.), the Company's two wholly owned subsidiaries, have had transactions with a related party. The transactions were with CDI Management, Inc., which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. CDI furnished both rental property and equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year                    Rental Property                 Equipment Leases
--------------------------------------------------------------------------------
2006                    $ 516,825                       $ 28,800
2005                    $ 500,420                       $ 28,800
2004                    $ 461,680                       $ 28,800

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

Year                                                    Equipment Leases
--------------------------------------------------------------------------------
2006                                                    $ 4,800
2005                                                    $ 4,800
2004                                                    $ 4,800

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

NOTE 22 - INCOME TAXES

Prior to May 12, 2005, both Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid Coast Management, Inc. had elected under the Subchapter S provisions of the Internal Revenue Code, to be treated as an "S" Corporation. Accordingly, there is no provision for federal and state income taxes for the Companies for the year ended December 31, 2005 and for the period January 1, 2005 through May 11, 2005, because such liability is the responsibility of the individual shareholders. Effective with the business combination as described in Note 1, Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid Coast Management, Inc.) will no longer qualify to be taxed as "S" Corporations and therefore will be considered C-corporations subject to federal, state and local corporate taxes beginning May 12, 2005.

For the years ended December 31, 2006 and 2005, there was no income tax expense

                                          2006              2005
Federal
                Current               $           -     $           -
                Deferred                          -                 -
                                      -------------     -------------
                Total                             -                 -
                                      -------------     -------------

State and local
                Current               $           -     $           -
                Deferred                          -                 -
                                      -------------     -------------
                Total                             -                 -
                                      -------------     -------------

                                      -------------     -------------
Total                                 $           -     $           -
                                      =============     =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

                                                         2006           2005
                                                     -----------    -----------
Deferred tax asset
                Net operating loss carry-forward     $ 2,594,000    $ 1,588,129
                Deferred rent                            415,000        350,227

                Accrued compensation                     123,000             --

                Asset reserves and other items            74,000        445,923
                                                     -----------    -----------
Total deferred tax asset                               3,206,000      2,384,279

Less valuation allowance                              (3,206,000)    (2,384,279)
                                                     -----------    -----------
                Total net deferred tax asset                  --             --
                                                     ===========    ===========

The company has net operating losses carry-forwards and other deferred tax items of approximately $8,200,000 at December 31, 2006 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the deferred tax items as they are not more likely than not going to be utilized in the foreseeable future.

The Company has approximately $7 million of tax loss carry-forwards. The scheduled expiration of such NOL's is as follows:

For the Year Ending December 31,
                           2025                         4,000,000
                           2026                         3,000,000
                                                        ---------
                           Total                        7,000,000
                                                        =========

Income taxes computed at the statutory rate for the years ended December 31, 2006 and 2005 differ from amounts provided as follows:

                                                    2006              2005
                                                -------------     ------------
Tax provision (benefit) at statutory rate                 (34%)            (34%)
State and local taxes, net of federal benefit              (3%)             (6%)
Derivative expenses                                        16%               0%
Change in valuation allowance                              21%              40%

                                                -------------     ------------
Effective income tax rate                                   0%               0%
                                                =============     ============

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

b)    New Independent Registered Public Accounting Firm:

      (i) We engaged Friedman LLP as our new independent registered public accounting firm as of June 17, 2005. Prior to such date, we did not consult with Friedman LLP regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Friedman LLP, or (iii) any other matter that was the subject of a disagreement between us and our former independent registered public accounting firm as described in Item 304(a)1)(iv) of Regulation S-B.

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

As a result of the identification of the misapplication of US GAAP rules, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

We have assigned a high priority to both the short-term and long-term strengthening of these controls and have identified certain additional measures, which we believe will address the conditions identified as a material weakness, including the following:

1) the Company has engaged an independent CFA to analyze the valuations pertaining to the embedded derivatives associated with the financial instruments;

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

(b)   Changes in internal controls.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities.

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

On January 30, 2006, we issued 8,230,452 shares of our common stock to Advantage, based on the conversion of $20,000 of a convertible promissory note.

On January 30, 2006, we issued 3,541,666 shares of our common stock to Advantage Capital, based on the conversion of $8,500 of a convertible promissory note.

On January 30, 2006, we issued 8,230,452 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 8, 2006, we issued 5,249,344 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 16, 2006, we issued 8,264,463 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note.

On February 27, 2006, we issued 11,509,993 shares of our common stock to Montgomery, based on the conversion of $20,000 of a convertible promissory note and accrued interest.

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

On March 17, 2006, 180,000,000 shares of the Company's common stock were issued to Triple Crown Consulting, Inc. and its assignees based on the conversion of 35,000 shares of Series IV Convertible Preferred stock.

On May 4, 2006, we issued 1,562,500 shares of our common stock to Montgomery, based on the conversion of $10,000 of a convertible promissory note. Due to this conversion, $21,875 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

On July 6, 2006, 8,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $20,000 of a convertible secured debenture. Due to this conversion, $105,600 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

On July 21, 2006, 32,000,000 shares of the Company's common stock were issued to Montgomery, based on the conversion of $80,000 of a convertible secured debenture. Due to this conversion, $422,400 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

On July 25, 2006, 11,637,050 shares of the Company's common stock were issued to David Goldberg, based on the conversion of $86,790 of a convertible promissory note and accrued interest of $8,750. Due to this conversion, $274,635 was recorded as additional paid in capital, based on a valuation performed in connection with the derivative instrument associated with this note.

On August 28, 2006, 4,838,710 shares of the Company's common stock were issued to UTEK Corporation for payment of consulting services in the amount of $120,000.

On December 28, 2006, 7,142,857 shares of the Company's common stock were issued to a consultant for payment of their services in the amount of $75,000.

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

-None-

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

-None-

Item 5. Other Information.

-None-

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth the name, age, position, and the start date of each director and executive officer of Cargo Connection Logistics Holding, Inc. and its subsidiaries at December 31, 2005. There are no other persons who can be classified as a promoter or controlling person of the Company.


NAME                    AGE    DIRECTOR/POSITION(1)                                      HELD SINCE
----                    ---    --------------------                                      ----------

Jesse Dobrinsky         50     President, Principal Executive Officer and                   2005
                                  Chairman of the Board of Directors;
                               President, Cargo Connection Logistics Corp.                  1996
                                  our subsidiary;
                               CEO, Cargo Connection Logistics - International,             2005
                                  Inc. (f/k/a Mid-Coast Management, Inc.) our
                                  subsidiary;
                               Manager, Nuclear Material Detection Technologies,            2006
                                  Inc. our subsidiary.

Scott O. Goodman        47     Principal Financial Officer, Chief Operating Officer,        2005
                                  Secretary and Director;
                               Executive Vice President, Treasurer and Secretary,           1996
                                  Cargo Connection Logistics Corp. our subsidiary;
                               Treasurer and Secretary, Cargo Connection Logistics -        1996
                                  International, Inc. (f/k/a Mid-Coast Management, Inc.)
                                  our subsidiary.

John L. Udell           51     Vice President; Vice President and Assistant Secretary,      1998
                                 Cargo Connection Logistics Corp. our Subsidiary;
                               Vice President and Assistant Secretary, Cargo Connection     1998
                                  Logistics - International, Inc. (f/k/a Mid-Coast
                                  Management, Inc.) our subsidiary.

William F O'Connell     52     Vice President - Sales and Marketing, Cargo Connection       2006
                                 Logistics Corp. our subsidiary.

Raymond G. Hunt         60     Senior Vice President, Cargo Connection Logistics -          2006
                                 International, Inc. our subsidiary.

Kenneth J. Ryan         59     Vice President, Cargo Connection Logistics Corp.             2006
                                 our subsidiary.


(1)               Officers and Directors

      a) All Directors of the Company will hold office until the next annual meeting of shareholders of the Company or until their successors are duly elected and qualified.

      b) The Officers of the Company are appointed by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

      c) The Officers of the Company's subsidiary organizations hold office at will.

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

Scott Goodman, Chief Financial Officer, Chief Operating Officer, Secretary and Director. Scott was born in 1959. He attended schools in New York and Massachusetts. Scott holds a Bachelor of Science Degree in Business Administration with a major in accounting from Northeastern University. He also obtained his MBA from Adelphi University with majors in International Business and Corporate Finance. Scott began his career with Norman Goldstein Associates ("NGA") where his primary duties were as Controller for NGA and as Director of Operations for its subsidiary company, E & N Plastics. It was at this company that Scott began to travel the world. In 1983, Scott joined M. Blumenthal Graphics, a New York City printing house, as Controller and later as Director of Operations. In 1988, Scott went to work for Lafayette Precision Products. As Controller and Director of Purchasing, Scott was responsible for overseeing and managing the installation and implementation of a new computer system. In addition, he was very involved with developing new procedures for purchasing, inventory control and financial reporting. When Reichel & Drews bought the company and ultimately moved the operation to their headquarters in Itasca, IL in 1990, Scott went to work for Landes Marketing. At Landes Marketing Scott held dual positions as their Vice President and General Manager. He joined them in order to restructure their financial debt and reduce costs after heavy losses were sustained by the Landes family. Landes was a leader in the marketing and distribution of silver-plated tabletop and giftware. It was in this position that Scott began to develop a deeper understanding of the import business. One of the vendors Scott became intimate with was Ben Forman & Sons. In 1992, when Landes Marketing was being sold, Scott went to work for Ben Forman & Sons where he was responsible for the financial area of the multi-million dollar manufacturing company. He was also responsible for the company's related real-estate ventures. In 1995 Scott Goodman met Jesse Dobrinsky. In late 1995, he went to work for Coast Dispatch, Inc. as its CFO. In 1996 Scott joined Jesse Dobrinsky at Cargo Connection Logistics, where they went to work for Landstar-Inway. With Jesse Dobrinsky as President, Scott joined the team as Executive Vice President. The company grew from less than three million dollars in sales in 1996 to over five million in sales in 1997. In late 1997, Landstar-Inway was directed to refocus on their core business and to disband any business that was not related to that main business focus. In 1997, Cargo Connection Logistics became a non-owned division of ARL and in 1998 had sales volumes in excess of eight million dollars. In 1999, the sales volume exceeded twelve million dollars and Cargo Connection Logistics became the largest non-owned division of ARL. In May 2001, Cargo Connection Logistics stood on its own and began its quest to becoming a logistics provider for the logistics industry, which includes airfreight carriers, freight forwarders as well as manufacturers.

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

William ("Bill") F. O'Connell, Vice President -Sales and Marketing. Bill started working in the airfreight industry in 1970 for Airfreight Warehouse Corporation on a part-time basis, while still going to school. Upon graduation in June 1972, he began working as a warehouseman on a full time basis. In January, 1973, Bill was promoted to supervisor and managed six warehousemen in one facility. Bill loaded and unloaded trucks, segregated shipments for distribution and managed all general order (G.O.) shipments. In the summer of 1974 Bill became the manager of one of the JFK facilities where he oversaw all aspects of general order and warehouse entry shipments and dispatched all drivers for G.O. In 1977 it became Bill's responsibility on behalf of Airfreight Warehouse to start up new G.O. operations in Los Angeles, California. In 1982 Bill was promoted to Vice President of Airfreight Warehouse Corp. and he expanded their JFK operations from 50,000 to 150,000 square feet while traveling back and forth to Los Angeles once a month. In 1985 Bill's recommendation was followed and Airfreight Warehouse opened a trucking division to control its transportation requirements. That company was Chevalier Transportation. It was started with five tractor trailers. This operation was originally designed to control the Pick Up of freight for General Order operations. In addition, Bill worked closely with United States Customs not to bid trucking for this operation as it did not provide the control necessary for United States Customs. In 1986 Bill was once again tasked with expanding Air Freight Warehouse and opened Miami, Florida and was instrumental in acquiring all permits, bonds and approvals for setting up this new facility. And again in 1987, Bill was given the responsibility to open up general order and bonded warehouse facilities in San Francisco, CA. and Chicago, IL. The truck operation for General Warehouse was so successful in New York, Bill was selected to start up trucking operations to handle our own freight for local pickup and delivery in each of their stations. In 1988 Bill was invited to sit on the advisory board for United States Customs to help write and implement regulations for all general order and bonded warehouses. In 1992 after death of the President of Air Freight Warehouse, Bill was promoted and placed in charge of all warehouse and trucking operations in the United States. In 2001 Bill was once again selected and promoted to work in main office in New York City and oversaw all of the businesses owned by the owners of Air Freight Warehouse. In 2002 Bill became Executive Vice President of all companies, which included a security business as well as warehousing and trucking. Bill resigned from all these companies in early 2006 after many changes in this family run business. It was then that Bill joined Cargo Connection Logistics Corp. Bill has been instrumental in getting the approval by United States Customs to have Cargo Connection Logistics Corp. appointed as the new G.O. Warehouse. Bill holds the position of Vice President of Sales & Marketing.

Raymond ("Ray") Hunt, Senior Vice President of Cargo Connection Logistics - International, Inc. Ray, prior to joining our organization had spent 23 years at Digital Equipment Corp. holding various managerial positions in materials, production control, order management and operations. Ray spent the last 10 years at DEC working in the International Division managing the relationship and execution between field sales and manufacturing, ensuring a linkage between the revenue and manufacturing plans. Ray left DEC to become the Vice President of Operations for Mary Kay Cosmetics in Dallas Texas. His responsibilities included transportation, 6 regional warehouses, order management, materials, new product planning, management of the 9700 leased vehicles, and demand planning. After Mary Kay, Ray became Vice President of Transportation for MAST Industries (Division of the Limited). He was responsible for coordinating the efforts of 11 air freight forwarders, 5 ocean carriers, and CFS providers to ensure a consistent and predictable flow of product from 30 counties to Columbus, Ohio. Ray was recruited to become the Vice President of the supply chain for Enterasys Networks in Andover, MA. Ray's responsibilities included, demand planning, materials management, transportation, quality, order management warehousing and the management of all the company's 3PL suppliers. After leaving Enterasys Networks, Ray began consulting for Cargo Connection Logistics, where he focused on process, metrics and long range planning. Ray has since joined our team as Senior Vice President at Cargo Connection Logistics - International. He has been to the Pacific Rim and Central America since he joined the company. Ray holds an MBA and has taken advanced management courses at the Insead Euro-Asia Center, France.

Kenneth ("Ken") J. Ryan,  Vice President - Mid-West  Region of Cargo  Connection
Logistics Corp. Ken was born and raised in Dublin, Ireland. After completing High School he joined the British Army as a member of the Royal Irish Rangers for 7 years. After the completion of his service to the British Army Ken attended Bishop Otter College in Sussex England and received a degree in Education. Ken worked in England for several years before emigrating to the United States. Since Ken's arrival in the United States, he has been in the Transportation and Logistics industry. Ken's career began with Burlington Northern Air Freight, where he started as a night operations manger and rose to the position of Station Manager in Chicago, IL. In 1982 Ken joined the Link America/Air Wisconsin Road Feeder Service as their Director of Sales and Operations. Link America was one of the first true Road Feeder operations in the United States. He worked with both Domestic and International Airlines which required either a first or final carrier to comply with International and Federal regulations. During ken's tenure at Link America, he helped to increase sales by over $12 million dollars. In 1986 Ken opened a company called Airmax Airlines. Airmax grew to be the largest International Interline Road Feeder Service and serviced destinations throughout North America with company stations in every major Airline gateway in the United States. At its peak, Airmax had over 1500 daily departures and served the majority of the foreign flagged airlines arriving into the United States for there import and export cargo. During Ken's tenure at Airmax Airlines, he traveled the world and negotiated agreements in China, Korea, Japan, Malaysia, Europe, Central and South America. Ken is considered to be an expert in the International Cargo business and has delivered addresses International Cargo Symposiums. Ken was inducted into the Entrepreneurship Hall of Fame as a result of leadership and the advance management practices implemented while at Airmax Airlines. Ken was also a finalist in the Entrepreneur of the year award. In 1997 Airmax Airlines was merged with Alliance Airlines and in 1998 Ken left the company to pursue other opportunities. In 1998, in the midst of the dot com boom, Ken was hired as the President of a startup internet company called Honesty.com. Ken had negotiated an exclusive arrangement with EBay and raised 8 million dollars to fund the future of the business. In 2001 Ken helped negotiate the sale of this company to Anadale for 30 million dollars. It was his responsibility to get the two companies integrated and to their two cultures. After spending 6 months in California bringing these two organizations together, Ken's position was phased out and he returned to Chicago and spent the next 3 years providing consulting services for several companies. In 2005 Ken was recruited by US Xpress as their Vice President of International Sales with a core focus on the International Airlines business. Within a very short period of taking this position, the company sold its assets to Forward Air. It was at this time that Ken joined CRST as Senior Vice President of Sales with a focus in the Air Freight Market. In November of 2006 Ken was approached and joined by management at Cargo Connection Logistics to become a member of their team.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended December 31, 2006.

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


Item 10. - EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2006 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the "Named Executive Officers") whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2007.

                           Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to the named Executive Officers whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2006:


                                                                                       Non-Qualified
                                                                       Non-Equity        Deferred
                                                  Stock    Option    Incentive Plan     Compensation     All Other
Name and  Principal            Salary     Bonus   Awards   Awards     Compensation       Earnings       Compensation     Totals
Position              Year       ($)       ($)     ($)      ($)           ($)              ($)              ($)            ($)

Jesse Dobrinsky      2006       156,579    ---     ---      ---           ---              ---              ---          156,579
President , CEO      2005       125,577    ---     ---      ---           ---              ---              ---          125,577
                     2004       160,462    ---     ---      ---           ---              ---              ---          160,462

Scott Goodman        2006       135,472    ---     ---      ---           ---              ---              ---          135,472
CF0, COO             2005       108,077    ---     ---      ---           ---              ---              ---          108,077
And Secretary        2004       142,904    ---     ---      ---           ---              ---              ---          142,904

John Udell           2006       110,475    ---     ---      ---           ---              ---              ---          110,475
Vice President       2005        95,192    ---     ---      ---           ---              ---              ---           95,192
                     2004       112,804    ---     ---      ---           ---              ---              ---          112,804

William F.           2006       112,500    ---     ---      ---           ---              ---              ---          112,500
O'Connell

Raymond Hunt         2006        30,769    ---     ---      ---           ---              ---              ---           30,769

Kenneth J. Ryan      2006         4,904    ---     ---      ---           ---              ---              ---            4,904





                             OPTION/SAR GRANTS TABLE

                                                                      % TOTAL
                                         NO. OF SECURITIES          OPTIONS/SAR'S
                                             UNDERLYING               GRANTED TO
                                           OPTIONS/SAR'S         EMPLOYEES IN YEAR ENDED    EXERCISE OR
                                              GRANTED             DECEMBER 31, 2006          BASE PRICE
NAME                                            (#)                      (%)                ($ PER SHARE)    EXPIRATION DATE
----                                            ---                      ---                -------------    ---------------

Jesse Dobrinsky                                 ---                      ---                     ---               ---
President and Chief Executive Officer

Scott                                           ---                      ---                     ---               ---
Goodman
Chief    Financial    Officer,    Chief
Operating
Officer and Secretary

John L. Udell                                   ---                      ---                     ---               ---
Vice President



The following table contains information regarding options exercised in the year ended December 31, 2006, and the number of shares of common stock underlying options held as of December 31, 2006, by Cargo Connection's named executive officers.

AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTIONS/SAR VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED
                             SHARES                               OPTIONS/SAR'S                 IN THE MONEY OPTIONS/SAR'S
                          ACQUIRED ON       VALUE                   AT FY END                           AT FY END
                            EXERCISE      REALIZED                     (#)                                 ($)
                            --------
NAME                          (#)            ($)         EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                          ---            ---         -----------       -------------      -----------      -------------


Jesse Dobrinsky                --             --            --                 --                  --              --
President and Chief
Executive Officer

Scott Goodman                  --             --            --                 --                  --              --
Chief Financial Officer,
Chief Operating Officer
  and Secretary

John L. Udell                  --             --            --                 --                  --              --
Vice President


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2007, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                                    Amount and
                                    Nature                     Percentage
  Name and Address                  of Beneficial             of Common
  of Beneficial Owner               Ownership                 Stock(1)
--------------------------          -------------             ------------
Jesse Dobrinsky(2)(3)(4)
600 Bayview Avenue
Inwood, New York 11096               71,879,738                  6.34%

John L. Udell(3)(4)
600 Bayview Avenue
Inwood, New York 11096               71,879,738                  6.34%

Scott Goodman(3)
600 Bayview Avenue
Inwood, New York 11096               71,879,738                  6.34%

All officers and directors          215,639,214                 19.02%
                                    ===========                 ======

Jay Finkelstein(5)                   23,959,913                  2.11%


(1) Applicable percentage of ownership is based on 1,132,915,616 shares of common stock outstanding as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable December 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Jesse Dobrinsky has a proxy from Triple Crown Consulting, Inc., which is the holder of 517,500 Series IV Preferred shares outstanding. As such he has the right to vote twenty times the number of shares of common stock that the Series IV Preferred Stock is convertible at such time as a vote is taken.

(3) On May 12, 2005, pursuant to the Stock Purchase Agreement and Share Exchange between the Company, Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.), these shareholders had an agreement in place that they would be issued shares at the end of twelve months from the effective date of the Agreement so that these shareholders would own a total of eighty (80%) of the outstanding shares of the Company at such time. Therefore, on May 12, 2006, these individuals were each issued 143,960 shares of Series V Preferred, each share has voting rights equivalent to common stock at a conversion rate of 7,575 shares of common for each one share of preferred series V outstanding shares of the Company at such time.

(4) These individuals are holders of 50,000 shares each, respectively, of Series III preferred stock.

(5) See note 3 above with the exception that this individual was issued 47,987 shares of Series V Preferred.

Stock Options

The following table sets forth information with respect to stock options granted to our named executive officers during fiscal year 2006 that have not been fully amortized:

                        OPTION/SAR GRANTS IN FISCAL 2006
                               (INDIVIDUAL GRANTS)

           NUMBER OF                % OF TOTAL OPTIONS/SARs
           SECURITIES UNDERLYING    GRANTED TO EMPLOYEES      EXERCISE      EXPIRATION
NAME       OPTIONs/SARs GRANTED     IN FISCAL YEAR 2006       PRICE         DATE
----       ---------------------    ----------------------    ---------     ------------
-None-

The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options projected at the 2006 fiscal year end:

                        OPTION/SAR GRANTS IN FISCAL 2006
                               (INDIVIDUAL GRANTS)

                 NUMBER OF                % OF TOTAL OPTIONS/SARs
                 SECURITIES UNDERLYING    GRANTED TO EMPLOYEES       EXERCISE     EXPIRATION
NAME             OPTIONs/SARs GRANTED     IN FISCAL YEAR 2006        PRICE        DATE
----             ---------------------    ----------------------    ---------     ------------

David Goldberg    100,000                   -0-                       $.03        June 30, 2007



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

(2)   As of December 31, 2006.

SERIES IV CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of         Percent of        Number of Shares of
                       Series IV         Series IV         Common Stock Into
                       Convertible       Convertible       Which Series IV
                       Preferred Stock   Preferred Stock   Convertible
                       Beneficially      Beneficially      Preferred Stock
Name of Shareholder    Owned(1)          Owned             are Convertible(2)
-------------------    ---------------   ---------------   -------------------

Triple Crown
  Consulting, Inc.(3)   517,500          100%              123,214,285

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2)   As of December 31, 2006

(3)   Benjamin Kaplan is the owner of Triple Crown Consulting, Inc.


SERIES V CONVERTIBLE PREFERRED STOCK

                       Number of
                       Shares of         Percent of         Number of Shares of
                       Series V          Series V           Common Stock Into
                       Convertible       Convertible        Which Series V
                       Preferred Stock   Preferred Stock    Convertible
                       Beneficially      Beneficially       Preferred Stock
Name of Shareholder    Owned(1)          Owned              are Convertible(2)
-------------------    --------          -----              ------------------

Jesse Dobrinsky         143,960          30%                1,090,497,000
Jay Finkelstein          47,987          10%                  363,501,525
Scott Goodman           143,960          30%                1,090,497,000
John L. Udell           143,960          30%                1,090,497,000

(1) Unless otherwise indicated, the persons or entities identified in these tables have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2)   As of December 31, 2006

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cargo Connection Logistics Corp. and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.), the Company's two wholly owned subsidiaries, have had transactions with a related party. The transactions were with CDI Management, Inc., which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. CDI furnished both rental property and equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year                     Rental Property                Equipment Leases
--------------------------------------------------------------------------------
2006                      $ 516,825                        $ 28,800
2005                      $ 500,420                        $ 28,800
2004                      $ 461,680                        $ 28,800


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

Year                                                 Equipment Leases
--------------------------------------------------------------------------------
2006                                                    $ 4,800
2005                                                    $ 4,800
2004                                                    $ 4,800


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

                                     PART IV

A. ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

      (a) Reports on Form 8-K and Form 8K-A

On May 19, 2006 the Company filed an 8-K based upon Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review

On December 6, 2006 the Company filed an 8-K based upon pursuant to an Agreement and Plan of Acquisition between the Company and Nuclear Material Technologies, Inc.

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

31.1 Certification of Jesse Dobrinsky pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Scott Goodman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jesse Dobrinsky pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott Goodman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Form 10-KSB originally filed with the Securities and Exchange Commission on November 19, 1999 (SEC file: 000-28223).

(2) Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2005.

(3) Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

(4)   Incorporated  by  reference  to  the  Company's  Form  SB-2   Registration
      Statement filed with the Securities and Exchange Commission on February 14, 2006.

10.1(3) Stock Purchase Agreement and Share Exchange by and among Cargo Connection Logistics Holding, Inc. and Nuclear Material Detection Technologies, Inc. Effective December 6, 2006.

Item 14. - Principal Accountant Fees and Services

Audit Fees

Friedman, LLP provided audit services for us for pertaining to our fiscal year ended December 31, 2006 and December 31, 2005. The aggregate fees billed or to be billed by Friedman, LLP for the audit of our annual financial statements and review of our unaudited interim condensed consolidated financial statements was $151,551 incurred during our fiscal year ended December 31, 2006 and $129,583 for fiscal year ended December 31, 2005.

Tax Fees

There were no fees billed for our fiscal year ended December 31, 2006 for any professional tax advice or tax planning services rendered by Friedman, LLP.

All Other Fees

There were no fees billed for the fiscal year ended December 31, 2006 for professional services rendered by Friedman, LLP for all other services not disclosed above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2007


                                 CARGO CONNECTION LOGISTICS HOLDING, INC.


                                 By: /s/ Jesse Dobrinsky
                                     ------------------------------------
                                     Jesse Dobrinsky,
                                     President and Chief Executive Officer



                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on March xx, 2007 by the following persons on behalf of the Registrant, in the capacities indicated.


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

                                  CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jesse Dobrinsky, certify that:

1.         I have  reviewed  this  Form  10-KSB  of Cargo  Connection  Logistics
           Holding, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding there liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


                                    Date: April 4, 2007



                                            By: /s/ Jesse Dobrinsky
                                            -----------------------
                                            Jesse Dobrinsky
                                            Chief Executive Officer

                                  CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Goodman, certify that:

1.         I have  reviewed  this  Form  10-KSB  of Cargo  Connection  Logistics
           Holding, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding there liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and A

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                    Date: April 4, 2007

                                    By: /s/ Scott Goodman
                                    ---------------------
                                    Scott Goodman
                                    Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Cargo Connection Logistics Holding, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Jesse Dobrinsky, Chief Executive Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on Form 10-KSB for the period ending December 31, 2006, fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained such Annual Report on Form 10-KSB for the period ending December 31, 2006 fairly presents, in all material respects, the financial condition of the Company as of the dates presented and the results of operations of the Company.


Dated: April 4, 2007

                                Cargo Connection Logistics Holding, Inc.

                                    By: /s/ Jesse Dobrinsky
                                    -----------------------
                                    Jesse Dobrinsky
                                    Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Cargo Connection Logistics Holding, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Scott Goodman, Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on Form 10-KSB for the period ending December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained such Annual Report on Form 10-KSB for the period ending December 31, 2006 fairly presents, in all material respects, the financial condition of the Company as of the dates presented and the results of operations of the Company.

Dated: April 4, 2007

                             Cargo Connection Logistics Holding, Inc.



                                    By: /s/ Scott Goodman
                                    ---------------------
                                    Scott Goodman
                                    Chief Financial Officer