Form 10QSB
period 2007-03-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2007-05-21
CIK 1093819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007

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

                                   65-0510294
                      (I.R.S. Employer Identification No.)

                           600 Bayview Avenue, Inwood
                                 New York 11096
                    (Address of principal executive offices)

                                 (516) 239-7000
                            (Issuer telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2007: 1,132,810,353 shares of common stock, $0.001 par value, outstanding.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                                          March 31,
                                                                                            2007
                                                                                       --------------

CURRENT ASSETS
Cash                                                                                   $       66,353
Cash in escrow - factor                                                                       184,328
Accounts receivable, net of doubtful accounts of $302,075                                     716,340
Due from factor                                                                               238,308
Due from employee                                                                              30,500
Prepaid expenses                                                                              156,224
                                                                                       --------------

     TOTAL CURRENT ASSETS                                                                   1,392,053
                                                                                       --------------

Property and equipment, net of depreciation in the  amount of $1,454,429               $      408,666

License agreements - Rad-RopeTM                                                             1,316,854
Security deposits                                                                              90,888
                                                                                       --------------

     TOTAL ASSETS                                                                      $    3,208,461
                                                                                       ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                               $    4,178,848
   Financial instruments                                                                    3,506,382
   Current portion of notes payable                                                            77,947
   Current portion of capital leases payable                                                   80,327
   Current portion of secured convertible debenture                                            75,000
   Due to related parties                                                                   1,400,248
   Due to officers                                                                             16,024
   Due to others                                                                            1,538,606
   Security deposits and escrowed funds                                                        45,082
                                                                                       --------------
     TOTAL CURRENT LIABILITIES                                                             10,918,464
                                                                                       --------------

Long term portion of capital leases payable                                                    62,080
Long term portion of notes payable                                                             80,374
Long term portion of secured convertible debenture                                            834,028
Deferred rent                                                                               1,053,210
                                                                                       ---------------

     TOTAL LIABILITIES                                                                     12,948,156
                                                                                       --------------

Minority interest - ITG subsidiary                                                                329

  Series III convertible preferred stock, par value $1.00  -  authorized
    500,000 shares, 265,000 shares issued and outstanding (liquidated value of $265,000)      265,000
  Series IV convertible preferred stock, par value $1.00  -  authorized
    600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)        517,500
  Series V convertible preferred stock, par value $1.00  -  authorized
    500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)        479,867

STOCKHOLDERS' DEFICIENCY
  Common stock, par value $.001 - authorized 5,000,000,000 shares,
    1,132,810,353 shares issued and outstanding                                             1,082,808
  Additional paid in capital                                                                3,232,297
  Accumulated deficit                                                                     (15,317,496)
                                                                                          -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                                                       (11,002,391)
                                                                                          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $ 3,208,461
                                                                                          ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            March 31,
                                                                                -------------------------------
                                                                                     2007             2006
                                                                                --------------   --------------

  Operating revenue:
      Revenue                                                                   $    4,158,826   $    3,640,020
                                                                                --------------   --------------
        Total revenue                                                                4,158,826        3,640,020
                                                                                --------------   --------------

  Operating expenses:
      Direct operating expenses                                                      2,839,653        2,503,106
      Selling                                                                           33,374           49,325
      General and administrative                                                     1,893,226        2,155,665
                                                                                --------------   --------------
        Total operating expenses                                                     4,766,253        4,708,096
                                                                                --------------   --------------

  Loss from operations                                                                (607,427)      (1,068,076)

  Other income (expense)
      Interest expense, net                                                           (547,584)        (846,841)
      Rental income                                                                     32,950           15,000
      Change in value of financial instruments                                         428,515       (1,290,388)
      Guaranteed rental expense                                                       (135,000)               -
      Minority interest - ITG                                                              659                -
      Other income (expenses)                                                            5,744           (1,381)
                                                                                --------------   --------------
        Total other income (expense)                                                  (214,716)      (2,123,610)
                                                                                --------------   --------------

  Net loss before cumulating effect of change in accounting principle                 (822,143)      (3,191,686)

  Cumulative effect on prior years of retroactive application of a change in
    accounting principle                                                              (396,000)               -
                                                                                --------------   --------------

  Net loss                                                                      $   (1,218,143)  $   (3,191,686)
                                                                                ==============   ==============
  Net loss per common share, basic and diluted                                  $        (0.00)  $        (0.01)
                                                                                ==============   ==============
  Weighted average number of common shares used
    in the net loss per share calculation                                        1,082,911,444      606,163,325
                                                                                ==============   ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                      March 31,        March 31,
                                                                                        2007              2006
                                                                                   --------------    --------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss attributable to common shareholders                                   $   (1,218,143)   $   (3,191,686)
    Cumulative effect of prior years of retroactive application of change
        in accounting principle                                                           396,000                 -
                                                                                   --------------    --------------
    Net loss before cumulative effect of change in accounting principle                  (822,143)       (3,191,686)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Interest expense for embedded derivative instruments                                     -           490,902
       Amortization of note discounts                                                     260,304            89,903
       Change in derivative liability due to accrued liquidated damages                   150,622                 -
       Mark to market on derivative instrument expense                                   (428,515)        1,290,387
       Depreciation and amortization                                                       42,248            40,617
       Deferred rent                                                                      (10,316)          212,013
       Issuance of shares for services                                                          -           250,000
       Minority interest                                                                     (658)                -
       Guaranteed rental expense                                                          135,000                 -
    Changes in operating assets and liabilities:
       Decrease (increase) in escrow held by factor                                       177,518           (98,573)
       Increase in cash escrow - attorney                                                       -           (26,972)
       (Increase) decrease in accounts receivable                                         (58,113)          183,692
       Decrease in due from factor                                                        113,616           203,246
       Decrease in prepaid expenses                                                       145,805            85,562
       Decrease in accounts payable and accrued expenses                                 (153,061)         (299,645)
       Increase (decrease) in security deposits and escrowed funds                          4,569              (482)
                                                                                   --------------    --------------

  NET CASH USED IN OPERATING ACTIVITIES                                                  (443,124)         (771,036)
                                                                                   --------------    --------------

  CASH FLOWS FROM INVESTING ACTIVITIES
       Payments received for security deposits                                                (80)            3,171
       Purchase of property and equipment                                                  (4,674)                -
                                                                                   --------------    --------------

  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (4,754)            3,171
                                                                                   --------------    --------------

  CASH FLOWS FROM FINANCING ACTIVITIES
       Repayments from related parties                                                          -          (108,863)
       Repayments to officers                                                             (10,499)          (13,090)
       Proceeds received - due to others                                                        -           452,500
       Advances from officers                                                             (30,500)                -
       Repayments to others                                                               (26,603)                -
       Proceeds received from related parties                                             273,089            45,700
       Principal payments on notes payable                                                (15,699)          (42,826)
       Proceeds for secured debentures                                                          -           600,000
       Principal payments on convertible notes payable                                          -          (186,002)
       Principal payments on capital leases payable                                       (14,228)          (41,600)
                                                                                   --------------    --------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                               175,560           705,819
                                                                                   --------------    --------------

  Net decrease in cash                                                                   (272,318)          (62,042)

  Cash, beginning of period                                                               338,672           247,018
                                                                                   --------------    --------------

  Cash, end of period                                                              $       66,354    $      184,972
                                                                                   ==============    ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest expense                                                            $      712,820    $      846,360
                                                                                   ==============    ==============

  SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
       Purchase of equipment through capital lease                                 $      119,600    $            -
                                                                                   ==============    ==============
       Cumulative effect of accrued liquidated damages                             $      396,000    $            -
                                                                                   ==============    ==============
       Cancellation of shares in connection with deferred offering costs           $       10,000    $            -
                                                                                   ==============    ==============
       Conversion of convertible notes payable to common stock                     $            -    $      253,500
                                                                                   ==============    ==============
       Issuance of shares for settlement of accounts payable and
         accrued expenses                                                          $            -    $       13,033
                                                                                   ==============    ==============

       Discount on secured debenture                                               $            -    $      600,000
                                                                                   ==============    ==============

       Conversion of preferred stock to common stock                               $            -    $      180,000
                                                                                   ==============    ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On   May  12,  2005,   Cargo   Connection   Logistics  Holding,    Inc.   (f/k/a
Championlyte Holdings, Inc.) ("Cargo Holdings") began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Holdings, collectively with all of its subsidiaries is referred to herein as the "Company."

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. The Company's target base ranges from mid-sized to Fortune 100TM companies. This is accomplished through its network of terminals and transportation services. The Company operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some Company equipment, dedicated owner operators and through its relationships with transportation companies.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities, container freight station operations, and a General Order warehouse operation, which the Company began to operate in the latter part of the second quarter of 2006. All of these leased facilities enhance and support the Company's customers' supply chain logistics needs. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items, assistance in the inspection of customers' shipments into the United States and storage of goods.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), which has been accounted for as a wholly-owned subsidiary. Assets acquired consist of a "patent right" and cash. NMDT's primary business is the detection of radiation in the logistics, transportation and general cargo industry.

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

In 2006, Cargo Connection became part of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol ("CBP"). The Company has become the sole General Order Warehouse at John F. Kennedy International Airport in New York City ("JFK"). General Order Warehouses operate under a specific Code of Federal Regulations which requires merchandise to be considered general order merchandise when it is taken into the custody by CBP.

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

Reverse Acquisition

On May 12, 2005, Championlyte Holdings, Inc. purchased all of the outstanding shares of Cargo Connection and Cargo International in exchange for a total of 70% of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange. As additional consideration, Cargo Holdings issued shares of preferred stock to the former stockholders of Cargo Connection and

Cargo International, which are convertible into common stock of Cargo Holdings twelve months from the closing date of such transaction so that such former stockholders own 80% of the outstanding shares of Cargo Holdings at the conclusion of such twelve month period.

The acquisition of Cargo Connection and Cargo International was treated as a recapitalization and purchase by Cargo Connection and Cargo International as the accounting acquirer (reverse acquisition) of the Company, as control rests with the former Cargo Connection and Cargo International shareholders. The transaction was considered a capital transaction whereby Championlyte Holdings, Inc. contributed its stock for the net assets of Cargo Connection and Cargo International.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the SEC's rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2006 as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 4, 2007.

Certain amounts as previously reported for the period ended March 31, 2006 have been reclassified to conform to the current period's presentation.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

CONCENTRATION OF CREDIT RISK

The Company places its cash with high quality financial institutions and at times may exceed the $100,000 insurance limit of the Federal Deposit Insurance Corporation (the "FDIC"). The Company has not experienced any losses on these accounts, and believes that such risk in minimal.

The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The   Company   carries   its   accounts   receivable  at  face  amount  less an
allowance  for  doubtful   accounts.   Management  makes  estimates  as  to  the
collectibility of accounts receivable and adjusts the allowance for doubtful accounts when deemed necessary, based upon analysis of the aging of accounts receivable, customer credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers.

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

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments at March 31, 2007, the amount of the liability for deferred rent was $1,053,210.

The Company amortizes deferred financing costs over the respective terms of the related agreements using the straight-line method.

VALUATION OF LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the three months ended March 31, 2007, there were no impairment charges relating to long-lived assets.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company recognizes all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The warehouse services operations recognize revenue upon the completion of services. Costs related to such revenue are included in direct operating expenses.

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining the Company's allowance for doubtful accounts based on the inability of its customers to make required payments, historical collections experience, current economic trends and a percentage of our accounts receivable by aging category. The Company reviews available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. When the Company deems it probable that an account of a specific customer will become uncollectible, that customer's account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. The Company's recorded net income is directly affected by management's estimate of the collectibility of accounts receivable.

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

ESTIMATED LIABILITY FOR INSURANCE CLAIMS

The Company maintains automobile, general, cargo, and workers' compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the month claims are reported, the Company estimates and establishes any potential liabilities, if they exist, for its share of ultimate settlements using all available information, coupled with the Company's history of similar claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Company has accrued.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, estimates of uncollectible accounts receivable and the valuation allowance for deferred income tax assets.

FAIR VALUE DISCLOSURE

For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

NET LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of March 31, 2007, and 2006, of 3,858,563,952 and 126,079,567, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. As of March 31, 2007, there were 1,132,810,353 shares of common stock outstanding, with a weighted average number of shares used for the net loss per share computation of 1,082,911,444 shares.

DISCOUNT ON DEBT

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the consolidated statements of operations. For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

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

STOCK BASED TRANSACTIONS

The   Company   has   concluded   various   transactions  in  which  it paid the
consideration in shares of the common stock, par value $0.001 per share (the "Common Stock"), of the Company. These transactions include:

     - Acquiring the services of various professionals who provided the Company with a range of corporate consultancy services, strategic planning, development of business plans, investor presentations and advice and assistance with funding;

     -   Settlement of the Company's indebtedness; and

     - Providing incentives to attract retain and motivate employees who are important to the Company's success.

When Common Stock is used in transactions, the transactions are generally valued using the market price of the Common Stock at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.


NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders for the three months ended March 31, 2007 of $822,143 prior to the cumulative effect of the adjustment for prior year's adjustment for compliance with EITF-00-19-2 and a net loss of $1,218,143 after the cumulative effect of such adjustment, as compared with a net loss of $3,191,686 for the three months ended March 31, 2006. The Company has a working capital deficiency of $9,526,411 as of March 31, 2007 and a stockholders' deficiency of $11,002,391 as of March 31, 2007 and expects that it will incur additional losses for the immediate future. To date, the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties.

At March 31, 2007, the Company was responsible for filing an SB-2 Registration Statement under provisions relating to the Montgomery Note (see
Note 12) and could be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the SB-2 Registration Statement. There are liquidated damages provisions for the Company should the Registration Statement not become effective within 120 days of filing. The

Company has accrued $396,000 as a potential liquidated damages liability as of January 1, 2007, which has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. If the Company is found to be in default under this agreement, the full principal amount of the debenture, together with interest and other amounts owing, may become immediately due and payable. The debenture is secured by the assets of the Company.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time.

The Company's auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in the audit report on the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 5 - BUSINESS ACQUISITIONS

Nuclear Material Detection Technologies, Inc.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), a then wholly-owned subsidiary of UTEK Corporation, in a tax-free stock-for-stock exchange. The Company issued 168,539,326 restricted shares of Common Stock valued at $1,516,854, based on the fair market value of the Common Stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of NMDT.

At the time of acquisition, NMDT had no employees, operations or liabilities. NMDT's only assets included approximately $200,000 in cash and an exclusive license to a patented technology known as RadRopeTM with a 19 year life. The purchase price has been allocated as follows:

Assets
         Cash                            $   200,000
         RadRopeTM license                 1,316,854
Total liabilities                               ----
                                         -----------

Net Assets                               $ 1,516,854
                                         ===========

NMDT holds a license to a patented portable nuclear material detecting technology whose primary business application is the detection of radiation in the logistics, transportation and general cargo industry. The Company believes that in the current security environment within the transportation industry, NMDT's technology may become a requirement for the transportation industry. Using the product that NMDT will license or produce, called RadRopeTM, inspectors can rapidly detect the presence of nuclear material in a sealed container without the use of harmful x-rays. The agreement for the patent license has a royalty provision for the inventor at a rate of 7% of net sales of licensed products, except for any non-United States governmental sales of the product. There are minimum annual royalty fees to be paid beginning in the second year of the license agreement and range from $5,000 in year 2 to $30,000 in year 5.


NOTE 6 - ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") - an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses ("NOLs") and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Reference is made to Note 13 for a discussion of the implementation by the Company of Financial Accounting Standards Board Staff Position on EITF-00-19-2 and related adjustments.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an Amendment of FASB Statements No. 87, 88, 106, and 132R)" ("FAS 158"). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company's financial statements as of December 31, 2006. There was no impact on the Company's consolidated financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company believes FAS 158 will not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In  September   2006,  the  FASB  issued  FAS No. 157 ("FAS  157"),  "Fair Value
Measurements," which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. The FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company adopted EITF-00-19-2 effective with its 2007 fiscal year, as a result of which the Company recognized a cumulative adjustment of $396,000 in the first quarter of 2007.


NOTE 8 - FACTORING FACILITIES

The Company's subsidiary, Cargo Connection, has an agreement with a factor which provides an accounts receivable factoring facility pursuant to which the factor purchases certain accounts receivable and extends credit with a maximum borrowing amount of $2,000,000. The contract automatically renews annually unless either party provides thirty (30) days cancellation notice. The agreement provides that the factor will purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.6% as of March 31, 2007 and a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If an invoice is outstanding over 90 days, Cargo Connection, under recourse provisions, must buy back the invoice from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in each calendar quarter. At March 31, 2007, $238,308 is due from the factor which represents the reserve against submitted invoices. The escrow held by the factor, totaling $184,328, represents funds available to assist Cargo Connection in funding payments to independent carriers. The factor and the Company have an informal agreement, whereby the Company escrows funds that are to be used to pay for the services of outside transportation vendors. This is mainly due to the concerns of the factor as to potential defaulted payments by the Company to its outside transportation vendors to ensure that these funds are not diverted for other uses. At March 31, 2007, the total amount advanced by the factor was $1,157,875, which represents the proceeds from financing of accounts receivables sold.


NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The   Company   leases   machinery,   equipment  and   software   under  various
non-cancelable capital leases with a capitalized cost of $853,831, less accumulated amortization of $616,463 as of March 31, 2007. The obligations require monthly payments, including interest totaling $8,421. Interest rates range from 1.87% to 13.16%. These leases mature at various times through August 1, 2009. Certain lease obligations are guaranteed by certain executive officers of the Company.

As  of  March  31,  2007,   the aggregate  future  minimum lease payments are as
follows:

Twelve Months
Ending March 31,
----------------

         2007.....................................................   $   81,801
         2008.....................................................       59,656
         2009.....................................................        3,190
                                                                     ----------
         Total....................................................      144,647
         Less: amount representing interest.......................        2,240
                                                                     ----------
         Net present value of capital lease obligations...........      142,407
         Current portion..........................................       80,327
                                                                     ----------
         Long-term portion........................................   $   62,080
                                                                     ==========


NOTE 10 - DUE TO OTHERS

During the three months ended March 31, 2007, the Company has not received any funds from its other lenders. The Company classifies advances as current liabilities as the Company is expected to pay back these advances within a twelve month period or until a more formal agreement is put into place for the repayment of these funds.

The   Company  is   currently   negotiating   formal  note  agreements  with the
lenders listed below for their advances given to the Company.

In   addition,  the  Company  has  entered   into  insurance  premium  financing
arrangements with two providers with balances due to the providers of $283,606 as of March 31, 2007.

The following table details Due to Others as of March 31, 2007:

         Loan from Ferro..........................................    $  130,000
         Loan from RAKJ Holdings..................................       145,000
         Loan from Triple Crown...................................       980,000
                                                                      ----------
                                                                      $1,255,000

         Due to Avalon Insurance..................................    $  243,701
         Due to Mepco Insurance Financing.........................        39,905
                                                                      ----------
                                                                      $  283,606

                  Total account balance...........................    $1,538,606
                                                                      ==========


NOTE 11 - NOTES PAYABLE

In May 2003, Cargo Connection entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned the Company $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum and matures in 2008, when the balance due will approximate $14,000. Monthly installments of $2,664 commenced in June, 2005. No payments for interest or principal were required before that date. The note is collateralized by substantially all the assets of Cargo Connection and is supported by the personal guarantees of the officers of Cargo Connection.

In March 2004, Cargo International entered into a revolving term loan with its primary financial institution whereby Cargo International was granted a $100,000 line of credit that bears interest at a rate of prime plus 2-1/2% (10.75% at March 31, 2007). Cargo International was required to make monthly interest only payments until December 15, 2006, when the line of credit terminated. At that time, the remaining balance became a note payable with a four year term. The obligation is collateralized by all of the assets of Cargo International and guaranteed by all of the Company's executive officers.

In January 2006, the Company issued a Promissory Note to National Semi-Trailer Corp. in the principal amount of $87,910 representing an accounts payable obligation due to National Semi-Trailer Corp. The note bears interest at a rate of 10% per annum and was payable in weekly installments of principal and interest totaling $2,041. The Note was to mature November 16, 2006 and has been informally extended by the holder under payment terms presently in effect until a renegotiated payment schedule is agreed upon by both parties.

At March 31, 2007, future principal payments on the above notes are as follows:

            Twelve Months
            Ending March 31,
            ----------------
                  2007..........................   $        77,947
                  2008..........................            38,664
                  2009..........................            25,000
                  2010..........................            16,710
                                                   ---------------
                                                   $       158,321
                                                   ===============

The following table details the Notes Payable as of March 31, 2007:

            HSBC Bank......................  $        91,710
            National Semi-Trailer..........           22,196
            US-SBA.........................           44,415
                                             ---------------
               Total.......................  $       158,321
               Less: Current portion:......           77,947
                                             ---------------
               Long-term portion...........  $        80,374
                                             ===============


NOTE 12 - SECURED CONVERTIBLE DEBENTURE

In October 2005, the Company issued a second secured convertible debenture to members of management (the "Management Note") in the amount of $75,000, bearing interest at 15% per year and maturing on September 30, 2006. The debenture is convertible into Common Stock at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date. The Company has received no notification that it is presently in default under the provisions of the Management Note. The holders of the Management Note have informally agreed to extend the due date of the Management Note to September 30, 2007.

The Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability." The embedded derivative feature includes the conversion feature within the Management Note and an early redemption option. The value of the embedded derivative liability, in the amount of $25,513 as of March 31, 2007 (see note 13), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Management Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 12 months. The unamortized discount amount is $-0- at March 31, 2007.

The Management Note is presently stated on a net to fair value basis, as follows:

         Convertible Note - Management........................  $      75,000
         Discount on Note.....................................            -0-
                                                                -------------
                                                                $      75,000
                                                                =============

Pursuant to a Securities Purchase Agreement, dated December 28, 2005 (the "Montgomery Purchase Agreement"), with Montgomery Equity Partners, Ltd. ("Montgomery"), the Company issued a $1,750,000 secured convertible debenture (the "Montgomery Note") to Montgomery with an interest rate of 10% per annum and a maturity date of December 28, 2007. The Montgomery Note is convertible after that date into Common Stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest closing bid price of the Common Stock for the ten (10) trading days immediately preceding the conversion date. The Montgomery Note is secured by the assets of the Company. The Company simultaneously issued to Montgomery a three year warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.001 per share. The warrant, which is exercisable immediately, was valued at $2,394,000 using a Black-Scholes option pricing model. The value of the warrant and the fees paid to Montgomery were recorded as a discount to the Montgomery Note and are being amortized over the term of the loan using the effective interest method. The Company committed to file, no later than forty-five (45) days from date of funding, an SB-2 Registration Statement with the SEC (the "SB-2 Registration Statement") with respect to the shares of Common Stock into which the Montgomery Note is convertible. The Company can be held in default if the SB-2 Registration Statement does not become effective within 150 days of filing the registration statement. There are liquidated damages provisions for the Company should the filing not become effective within 120 days of filing an SB-2 Registration Statement. The SB-2 Registration Statement was filed in February 2006 (SEC File No: 333-131825). An amended registration statement was filed in July 2006. The SB-2 Registration Statement was not effective as of March 31, 2007. In accordance with EITF-009-02, the Company has accrued interest in the amount of $396,000 as a potential liquidated damages liability.

On  May  7,  2007,  the   Company   entered   into   a   Waiver  Agreement  with
Montgomery. Under the Waiver Agreement, Montgomery has agreed to:

     (a) Waive 50% of the Company's obligation, under a Registration Rights Agreement, dated as of December 28, 2005, between Montgomery and the Company, to pay Montgomery certain liquidated damages relating to the Company's inability to file and obtain effectiveness by specified dates of the registration statement the Company filed in February 2006 (the "Registration Statement"). Such waiver is effective only if (i) the Company complies with all of its obligations under the Waiver Agreement and (ii) the Company redeems the Secured Convertible Debentures on or prior to June 5, 2007. Montgomery has reserved the right to consent, which consent may not be unreasonably, withheld, conditioned or denied, to an extension of such redemption deadline to June 30, 2007 if the Company delivers to Montgomery, no later than June 5, 2007, significant evidence of a potential financing transaction, the proceeds of which would, at a minimum, be sufficient to repay the all of the outstanding principal and accrued interest due under the Montgomery Note and other debt due Montgomery (collectively, the "Secured Convertible Debentures"), including the $600,000 debenture the Company issued to Montgomery on February 13, 2006, which is referred to below.

     (b) Permit the Company to withdraw the Registration Statement. On May 9, 2007, the Company filed a Request for Withdrawal of Registration Statement on Form RW. The Form RW seeks the consent of the Securities and Exchange Commission to the withdrawal of the Registration Statement.

Also   under  the  Waiver  Agreement,  the  Company  has  agreed  to  file a new registration no later than June 5, 2007 (or June 30, 2007, if Montgomery consents to an extension of the redemption date for the Secured Convertible Debentures to June 30, 2007), registering for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Secured Convertible Debentures. The Company is obligated to use its best efforts to have such registration statement (the "New Registration Statement") declared effective within 60 days after its filing with the Commission. The maximum number of shares of Common Stock that the Company is required to include in the New Registration Statement is equal to the lesser of (i) one-third of the number of shares of Common Stock issued and held by persons other than Company affiliates, or (ii) the number of shares of Common Stock issuable upon conversion of the Secured Convertible Debentures. If the New Registration Statement includes less than all of the shares of Common Stock issuable upon complete conversion of the Secured Convertible Debentures, the Company is required to file further registration statements, within specified time frames, as may be necessary to register for resale all of the remaining shares of Common Stock issuable upon exercise of the Secured Convertible Debentures.

The Montgomery Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,861,535 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability". The single compound embedded derivative features include the conversion feature within the notes, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount and the effect of this transaction is included with the February 13, 2006 financing agreement.

The Company has classified the Montgomery warrants as liabilities and recorded an associated interest expense effective December 29, 2005 to reflect that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

In conjunction with the Montgomery Note, Montgomery was paid a fee of $135,000 in December 2005.

On February 13, 2006, the Company completed a financing for an additional $600,000 with Montgomery as part of the funding package contemplated by the Montgomery Purchase Agreement. In connection with the February 2006 financing, the Company issued to Montgomery a secured convertible debenture in the principal amount of $600,000 with a 10% interest rate and a maturity date of February 13, 2008. The debenture is convertible after that date into Common Stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest closing bid price of the Common Stock for the ten (10) trading days immediately preceding the conversion date. Shares of Common Stock issuable upon conversion of this debenture and shares issuable upon exercise of such warrants were included in the Registration Statement.

The February 13, 2006 debenture is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the warrant, which was valued individually, and totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability." The embedded derivative feature includes the conversion feature within the debenture and an early redemption option. The value of the embedded derivative liability, in the amount of $3,472,302 as of March 31, 2007 (see note 13), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The unamortized discount amount is $1,415,972 at March 31, 2007.

The Secured Convertible Debentures are presently stated on a net to fair value basis as follows:

       Secured Convertible Debenture - Montgomery................ $   2,250,000
       Discount on Note..........................................    (1,415,972)
                                                                  -------------
                                                                  $     834,028
                                                                  =============


NOTE 13 - FINANCIAL INSTRUMENTS ("COMPOUND EMBEDDED DERIVATIVE LIABILITY")

The effect of the mark to market adjustments associated with the financial instruments for the three month period ending March 31, 2007 generated gains of $428,515 associated with the market price adjustment. In addition, interest expense associated with the derivative financial instruments totaled $165,236 for three month period ended March 31, 2007.

The following table details the liability for financial instruments as of March 31, 2007.

      FINANCIAL INSTRUMENT LIABILITY (FOR THE THREE MONTHS ENDED 3/31/2007)

                                     OPENING
                                   BALANCES AS                                       MARK TO
FINANCIAL                              OF                             OTHER           MARKET        BALANCES AS OF
INSTRUMENT LIABILITY               12/31/2006        ADDITIONS     ADJUSTMENTS     ADJUSTMENTS       3/31/2007
--------------------               ----------        ---------     -----------     -----------     --------------
Management Note                    $  142,890        $      --     $        --     $  (117,377)    $      25,513
Montgomery Note                     3,615,412               --         165,236        (308,346)        3,472,302
Montgomery Warrants                    11,359               --              --          (2,792)            8,567
                                   ----------        ---------     -----------     -----------     -------------
Total financial
   Instrument Liability            $3,769,661        $      --     $   165,236     $  (428,515)    $   3,506,382
                                   ==========        =========     ===========     ===========     =============

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The  Company  has  entered  into  non-cancelable  operating  leases  for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 2007 are as follows:

          Twelve Months                         Office and                    Equipment
         Ending March 31,                     Warehouse Space                 and Trucks
         ----------------                     ---------------                 ----------
              2008                           $      1,664,737                 $  114,404
              2009                                  1,585,767                    116,120
              2010                                  1,510,218                    117,862
              2011                                  1,280,256                     59,370
              2012                                  1,308,429                        -0-
              Thereafter                            3,117,490                        -0-
                                             ----------------                 ----------
                                             $     10,466,897                 $  407,756
                                             ================                 ==========


Rent expense charged to operations for office and warehouse space for the three months ended March 31, 2007 and 2006 amounted to $353,459 and $307,750 respectively. See note 16 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the three months ended March 31, 2007 and 2006 amounted to $153,969 and $129,406, respectively.

LITIGATION

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Murray seeks damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years or $750,000. On February 27, 2007, the Company's motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. Management believes that the Company has meritorious defenses to the remaining claims and is vigorously contesting the case.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. ("Rason") filed a complaint against Cargo Connection seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. ("AMG"), under the caption One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for breach of a lease, dated July 10, 2003 between itself and AMG for premises located at 45 Rason Road, Inwood, NY, which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG is now known as Cargo Connection and asserts that the Company is liable for AMG's debts under the lease. The Company filed a motion to dismiss the complaint which was granted on May 8, 2007.

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation ("AFW"), which filed for bankruptcy protection under Chapter XI in the US Bankruptcy Court for the Southern District of New York, the trustee in the matter alleges that pursuant to an agreement entered into between AFW and Cargo Connection, Cargo Connection has not paid all funds due to AFW under the agreement in the amount of $300,000. Management has complied with the request of the trustee and believes that the Company has acted in good faith and remitted all funds due to AFW under the agreement.

On or about May 2006, the Company filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract seeking $128,179 in damages. The Company claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection.

The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Company.

SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2007 and 2006, the Company had one customer and two customers, respectively, which comprised more than 10% of its operating revenue. The one customer accounted for 11% for the three months ended March 31, 2006 and the two customers accounted for 23% and 11% for the three months ended March 31, 2006.


NOTE 16 - RELATED PARTY TRANSACTIONS

The Company is due $30,500 from an employee of the Company. This receivable is non-interest bearing and does not have formal repayment terms. This debt arose in 2006. Management anticipates full collection of this receivable within a one-year period.

The Company owes an aggregate of $52,240 to entities controlled by officers of the Company.

The total amount currently due to related parties by the Company is $1,400,248 as of March 31, 2007 and are non-interest bearing and bear no formal repayment terms. The majority of this amount is for office and warehouse space due to one entity for the space the Company occupies in New York. The lease in New York is not collateralized by the Company and the related party is the master leaseholder for those premises and there are other tenants in the facility. The Company is also a guarantor on a facility in Illinois for a related entity in which it rents space and recorded a potential liability for this guarantee in the amount of $135,000 for the three months ended March 31, 2007.

The Company rents warehouse space and equipment from related entities. For the three months ended March 31, 2007 and 2006, rent expense charged to operations relating to these rentals totaled $250,197 and $211,253 respectively. The leases contain various extension options and currently call for termination in February 2014.


NOTE 17 - SUBSEQUENT EVENTS

On April 10, 2007, the Company received funds from a related party in the amount of $50,000 to assist in short term cash flow needs for the Company. A promissory note for this amount was entered into at an interest rate of 12% and a maturity date of July 3, 2007.

On April 17, 2007, the Company received funds from a related party in the amount of $100,000 to assist in short term cash flow needs for the Company. A promissory note for this amount was entered into at an interest rate of 12% and a maturity date of July 10, 2007.

On  April  19, 2007,  the  Company  cancelled   105,263   shares of common stock
that were lost and will not be reissued. The accounting for these shares is included in the number of shares outstanding as of March 31, 2007.

On May 7, 2007, the Company entered into a Waiver Agreement with Montgomery, the owner of certain of the Company's secured convertible debentures in the aggregate outstanding principal amount of $2.35 million (the "Secured Convertible Debentures"), as well as other of the Company's outstanding securities, including warrants to purchase 2 million shares of Common Stock (the "Warrants"). Under the Waiver Agreement, Montgomery has agreed to:

     (a) Waive 50% of the Company's obligation, under a Registration Rights Agreement, dated as of December 28, 2005, between Montgomery and the Company, to pay Montgomery certain liquidated damages relating to the Company's inability to file and obtain effectiveness by specified dates of the SB-2 Registration Statement. Such waiver only is effective if (i) the Company complies with all of its obligations under the Waiver Agreement and (ii) the Company redeems the Secured Convertible Debentures on or prior to June 5, 2007. Montgomery has reserved the right to consent, which consent may not be unreasonably, withheld, conditioned or denied, to an extension of such redemption deadline to June 30, 2007 if the Company delivers to Montgomery, no later than June 5, 2007, significant evidence of a potential financing transaction, the proceeds of which would, at a minimum, be sufficient to repay all of the outstanding principal and accrued interest due under the Secured Convertible Debentures.

     (b) Permit the Company to withdraw its previously filed SB-2 Registration Statement. On May 8, 2007, the Company filed a Request for Withdrawal of Registration Statement on Form RW. The Form RW seeks the consent of the SEC to the withdrawal of the Registration Statement.

Also   under  the  Waiver  Agreement,   the  Company  has  agreed  to file a new
registration no later than June 5, 2007 (or June 30, 2007, if Montgomery consents to an extension of the redemption date for the Secured Convertible Debentures to June 30, 2007), registering for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Secured Convertible Debentures. The Company is obligated to use its best efforts to have such registration statement (the "New Registration Statement") declared effective within 60 days after its filing with the Commission. The maximum number of shares of Common Stock that the Company is required to include in the New Registration Statement is equal to one-third of the number of shares of Common Stock issued and held by persons other than Company affiliates, or the number of shares of Common Stock issuable upon conversion of the Secured Convertible Debentures. If the New Registration Statement includes less than all of the shares of Common Stock issuable upon complete conversion of the Secured Convertible Debentures, the Company is required to file further registration statements, within specified time frames, as may be necessary to register for resale all of the remaining shares of Common Stock issuable upon exercise of the Secured Convertible Debentures.

On May 8, 2007, the Company's motion to dismiss the complaint in One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, New York) was granted.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the quarter ended March 31, 2007 contained in this Quarterly Report on Form 10-QSB, and with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Annual Report") filed with the SEC on April 4, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

Certain statements contained in this Quarterly Report should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to the current events and financial performance. Readers can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," " estimates," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, the Company also provides forward-looking statements in other material the Company releases to the public or files with the SEC, as well as oral forward-looking statements. Readers should consult any further disclosures on related subjects in the Company's Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports on Form 10-QSB and 10-QSB/A and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company's actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause the Company's actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

     - the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants)
     - the ability to maintain adequate liquidity and produce sufficient cash flow to meet the Company's capital expenditure plans
     -   the  ability  to  attract  and  retain  qualified  management and other personnel
     -   the  number  and  magnitude  of  customers
     -   changes in the competitive  environment  in  which the Company operates
     - changes in, or the failure to comply with, government and regulatory policies
     - the ability to obtain regulatory approvals and to maintain approvals previously granted
     - uncertainty relating to economic conditions generally and particularly affecting the markets in which the Company operates
     - changes in the Company's business strategy, development plans or cost savings plans
     - the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
     - the ability to enter into strategic alliances or other business relationships
     -   the ability to overcome significant operating losses
     - the frequency and severity of accidents, particularly involving our trucking operations
     -   the ability to reduce costs
     - the ability to develop products and services and to penetrate existing and new markets
     -   technological developments and changes in the industry
     -   the risks discussed in item 1 "Risk Factors" in the Annual Report.

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. The Company is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

GENERAL

On May 12, 2005, Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) ("Cargo Holdings") began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection Logistics Corp. ("Cargo Connection") and Cargo Connection Logistics - International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Holdings, collectively with all of its subsidiaries is referred to herein as the "Company."

The Company is a provider of logistics solutions for global partners through its network of branch locations and independent agents in North America. The Company's target base ranges from mid-sized to Fortune 100TM companies. This is accomplished through its network of terminals and transportation services. The Company operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload (LTL) transportation services utilizing some Company equipment, dedicated owner operators and through its relationships with transportation companies.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities, container freight station operations, and a General Order warehouse operation, which the Company began to operate in the latter part of the second quarter of 2006. All of these leased facilities enhance and support the Company's customers' supply chain logistics needs. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items, assistance in the inspection of customers' shipments into the United States and storage of goods.

The Company's revenues in the first quarter of 2007 increased by 14%, as compared to the first quarter of 2006, primarily as a result of the Company's addition of the General Order Warehouse in June 2006. Although the Company's revenues and gross margins for the three months ended March 31, 2007 have increased compared to gross revenues and gross margins for the comparable 2006 quarter, in order to maintain the operating growth over last year, management believes that the Company will still have to steer through many conditions which are outside of its control, such as energy costs, including fuel for the transportation-related equipment and the energy required to operate its facilities. The Company's transportation revenue increased by 5% compared to the 2006 comparable period. The Company anticipates that revenues will continue to increase each quarter this year as the Company continues to grow its customer base and continues to become less reliant on a few significant customers; however, no assurance can be given in this regard. The warehouse services operation, which has now been fully integrated with the Cargo Connection operations, will need to generate additional sales and cultivate new customers for its services in order for the Company to fully achieve major growth. The Company should start seeing the efforts in this regard as the Company has two handling agreements for its Illinois facility that will begin in the second quarter of 2007. In addition, the Cargo International operations will need to generate significant revenue. This operation, in addition to producing revenue for its own division, has the opportunity to add revenue to the Cargo Connection operation through its customers' needs for domestic logistic services such as handling and transportation of their goods.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"). NMDT holds a license to a patented portable nuclear material detecting technology whose primary business application is the detection of radiation in the logistics, transportation and general cargo industry. The Company believes that in the current security environment within the transportation industry, NMDT's technology may become a requirement for the transportation industry. Using the product that NMDT will license or produce, called RadRopeTM, inspectors can rapidly detect the presence of nuclear material in a sealed container without the use of harmful x-rays. The agreement for the patent license has a royalty provision for the inventor at a rate of 7% of net sales of licensed products, except for any non-United States governmental sales of the product. There are minimum annual royalty fees to be paid beginning in the second year of the license agreement and range from $5,000 in year 2 to $30,000 in year 5.

NMDT's operations will run independently from the other subsidiaries of the Company and its products are intended to be sold to private industry as well as different divisions of the United States and foreign governments. The applications of this technology are flexible in that they can be applied to fixed installations or completely transportable portable devices. The Company has begun to investigate and explore the proper markets for the product and has held meetings with the government personnel as to the feasibility of the product and areas in which the product and related technology may be utilized.

The Company continues to look to other areas that will complement the needs of the Company's industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions. One of these entities that the Company has partnered with is Independent Transportation Group ("ITG"). ITG is a joint venture entity in which the Company owns a 51% majority share. The remaining 49% is owned by emplifyHR, who manages the venture. The goal is for ITG to attract independent contractors and other carriers to perform work on behalf of Cargo Connection, and thus to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool.


RESULTS OF OPERATIONS

The Company reports its results as one segment for reporting purposes. In the future, if the technology subsidiary and/or a particular segment of the business becomes a significant part of the business, the Company will report the results of that segmented business separately.

Revenues from operations for the three months ended March 31, 2007 were $4,158,826, compared with $3,640,020 for the three months ended March 31, 2006. The $518,806 increase in revenue, which equates to a 14.25% increase, was partially due to the direct trucking revenue derived from new local business as well as the addition of the General Order Warehouse business at the JFK facility which Cargo Connection started in June 2006.

Revenues generated from the operations of Cargo Connection for the three months ended March 31, 2007, were $4,154,621, compared with $3,639,865 for the three months ended March 31, 2006, an increase of $514,756 or 14.1%. The majority of the increase in revenue was generated from the General Order Warehouse business.

Revenue of Cargo - International for three months ended March 31, 2007 was $-0-compared to $155 for the three months ended March 31, 2006.

Direct operating expenses were $2,839,653 for the three months ended March 31, 2007, as compared to $2,503,106 for the three months ended March 31, 2006, an increase of $336,547 or 13.4%. However, as a percentage of revenue, the direct expenses decreased slightly in 2007 from 2006 (68.3% versus 68.8%, respectively). The higher costs this year are substantially due to a $414,000 increase in outside handling and trucking costs and an increase in direct labor of $16,000, which more than offset a decrease in truck and trailer repairs of $11,000, a decrease in warehouse expenses of $16,000 and a decrease of $63,000 in truck fuel costs due to the additional use of outside carriers.

Selling, general and administrative expenses decreased by $278,390 or 14.3% to $1,926,600 for the three months ended March 31, 2007, as compared with $2,204,990 for three months ended March 31, 2006. This decrease was primarily the result of a decrease of $278,000 in professional fees in 2007, as compared to 2006, due to the Company expending less funds associated with exploring the overseas markets than it did in early 2006. Salaries and wages increased by over $202,000 from the previous year which is due mostly to the increase in wages for managers, supervisors and administrative personnel caused by the additional
General Order Warehouse business at the Company's facilities at JFK. In addition, the Company incurred additional sales and senior management salaries relating to the General Order Warehouse and the Company's international business. Insurance, telephone and utility costs increased by more than $45,000 from the 2006 period as a result of an increase in insurance costs of $11,000, an increase in license and permit costs of $10,000 and an increase in utility costs of $24,000. A decrease of $250,000 in bad debt expenses occurred this period. No additional accrual has been made for bad debts in the first quarter of 2007 as compared to an accrual of $250,000 which was made for the first quarter 2006.

The net result of these efforts was a decrease in loss from operations before other income (expense) of $460,649 to $607,427 for the three months ended March 31, 2007, compared to $1,068,076 for the three months ended March 31, 2006. Of the $607,427 loss from operations for the March 31, 2007 period, Cargo Connection had a loss of $451,844, Cargo International had a loss of $79,816, Cargo Holdings had a loss of $73,241, NMDT had a loss of $1,182 and ITG had a loss of $1,344.

The net amount of interest and financing expenses was $547,584 for the three months ended March 31, 2007, as compared to $846,841 for the three months ended March 31, 2006. This decrease of $299,257 is primarily the result of lower associated interest costs due to note conversions that occurred subsequent to March 31, 2006 that reduced the aggregate principal balance of outstanding convertible notes, along with an increase in interest financing expenses in compliance with EITF 00-19-02.

For the three months ended March 31, 2007 the Company incurred a net loss of $822,143 before the cumulative effect of an accounting change, compared to a net loss of $3,191,686 for the three months ended March 31, 2006. The decrease in the net loss of $2,369,543 before the cumulative effect of an accounting change is primarily due to a decrease of $1,553,667 in costs related to financial instrument downward market price adjustments, along with a decrease of $133,950 in financing expenses (which includes an adjustment to comply with EITF 00-19-2) and a decrease in indirect operating expenses of $278,390, which more than offset an increase in direct operating expenses of $336,547, an increase in other expenses of $109,301 and an increase in revenue of $518,806 from operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $9.5 million as of March 31, 2007. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, obtaining long-term financing and raising equity capital. To date, the Company has successfully increased its revenues and raised additional capital to assist in meeting its working capital needs. If the Company is not successful in continuing to raise working capital through equity and debt capital raising, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

Our auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. Such funding could alleviate the Company's working capital deficiency and provide working capital which could allow the Company to decrease its losses or achieve profitability. However, it is not possible to predict the success of the Company's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. If the additional financing or arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

Our available cash at March 31, 2007 was $66,353. In addition, there is an available $184,328 in escrowed funds being held by the Company's factor that is used to assist in the payment of transportation costs.

The Company used net cash in operating activities of $443,124 for the period ended March 31, 2007, compared with $771,036 for 2006, a decrease of $327,912 or 42.5%.

To assist with the Company's short term cash flow needs, the Company has received an aggregate of $150,000 from a related party during the month of April 2007. A promissory note for this amount was entered into at an interest rate of 12% and the maturity date is the beginning of July 2007.


FUTURE OUTLOOK

The Company continues to attempt to take steps to increase shareholder value. The Company's core focus is the Transportation and Logistics Industry and those ancillary businesses and needs that it complements. The first entry into this industry was through the acquisition of Cargo Connection and Cargo International, Inc. (f/k/a Mid-Coast Management, Inc.) ("Cargo International"). The initial acquisitions of Cargo Connection and Cargo International gave the Company a solid base in the logistics community.

Cargo Connection is capable of being the domestic transportation partner for those international companies who require assistance throughout the United States as well as companies who require truckload and less-than-truckload services for their freight shipments to be moved from one point (origin) to another point (destination). Cargo Connection operates line-haul services throughout the United States. It runs scheduled less-than-truckload services up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In addition, the transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. The Company has facilities to assist other customers and companies with their freight by either holding the freight in our bonded facilities and can also provide for the sorting of freight for the clients while the goods are clearing customs in our U.S. Customs approved Container Freight Stations.

In June of 2006, Cargo Connection was granted the designation of a General Order Warehouse at JFK to add to its list of services. This move also helped the Company expand its local pickup and delivery service around New York's JFK and the metropolitan New York area.

Cargo International is the international division of the Company. Its purpose is to seek out opportunities abroad, cultivate those opportunities and turn them into revenue streams through the implementation of the Company's services that can be offered within the logistics industry either by the Company directly or through its joint venture partnerships. Members of the Company's management have visited the Pacific Rim on numerous occasions to seek out and explore the potential for the Company to open offices and add personnel and establish a foothold in countries overseas.

The Company expects that the addition of two handling agreements that the Company entered into in April 2007, will add to the revenue stream that has been lacking for the Company's Illinois facility and positions the organization to perform its services for customers in industries outside its normal scope.

The Company intends to continue to explore other areas to become involved in that would be expected to complement the needs of its industry, either by adding additional services, helping to form entities that have specific attributes or through acquisitions. One such example was our acquisition of NMDT in December of 2006. NMDT holds a license to a patented portable nuclear material detecting technology whose primary business application is the detection of radiation in the logistics, transportation and general cargo industry. The Company believes that in the current security environment within the transportation industry, NMDT's technology may, in the near future, become a requirement for the transportation industry. Using the product that NMDT will license or produce, called RadRopeTM, inspectors can rapidly detect the presence of nuclear material in a sealed container without the use of harmful x-rays. The agreement for the patent license has a royalty provision for the inventor at a rate of 7% of net sales of licensed products, except for any non-United States governmental sales of the product. There are minimum annual royalty fees to be paid beginning in the second year of the license agreement and range from $5,000 in year 2 to $30,000 in year 5.

One of the companies that the Company is partnering with is ITG. ITG has the ability to attract independent contractors and other carriers to perform work on behalf of Cargo Connection. The primary goal is to assist the Company in increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits.


ITEM 3. CONTROLS AND PROCEDURES


The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurances that information which is required to be disclosed is accumulated and communicated to management in a timely manner. As of March 31, 2007 the Company's Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) under the Exchange Act). The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by the Company, in reports that the Company files or submits under the Exchange Act is
(i) recorded, processed, summarized and reported on a timely basis in accordance with applicable SEC rules and regulations; and (ii) accumulated and communicated to the Company's management, including the Certifying Officers and other persons that perform similar functions, if any, to allow the Company to make timely decisions regarding required disclosure in the Company's periodic filings.

ITEM 3A(T). CONTROLS AND PROCEDURES

There have been no significant changes in the Company's internal controls and procedures or other factors that could significantly affect such controls and procedures during the quarter ending March 31, 2007 and there were no such control actions taken during the quarterly period ending March 31, 2007.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

LITIGATION

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, NY). Murray seeks damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years or $750,000. On February 27, 2007, the Company's motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. Management believes that the Company has meritorious defenses to the remaining claims and is vigorously contesting the case.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. ("Rason") filed a complaint against Cargo Connection seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. ("AMG"), under the caption One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for breach of a lease, dated July 10, 2003 between itself and AMG for premises located at 45 Rason Road, Inwood, NY, which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG is now known as Cargo Connection and asserts that the Company is liable for AMG's debts under the lease. The Company filed a motion to dismiss the complaint which was granted on May 8, 2007.

The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of management that the outcome of any such claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Company.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
 10.1         Promissory Note, dated April 10, 2007,  in the principal amount of
              $50,000, payable to Parkside Properties, LLC.

 10.2 Promissory Note, dated April 17, 2007, in the principal amount of $100,000, payable to Parkside Properties, LLC.

 10.3 Master Container Storage Agreement, dated April 6, 2007, between Cargo Connection Logistics Corp. and Rexam Beverage Can Company.

 10.4 Agreement for Logistics Services, dated April 13, 2007, between Cargo Connection Logistics International (sic) and AIT Worldwide Logistics.

 10.5 Waiver Agreement, dated May 7, 2007, between Montgomery Equity Partners, Ltd. and Cargo Connection Logistics Holding, Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: May 7, 2007), filed with the SEC on May 10, 2007.]

 31.1         Certification of Chief Executive Officer, dated May 21, 2007.

 31.2         Certification of Chief Financial Officer, dated May 21, 2007.

 32.1         Certification of Chief Executive Officer, dated May 21, 2007.

 32.2         Certification of Chief Financial Officer, dated May 21, 2007.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 21, 2007

CARGO CONNECTION LOGISTICS HOLDING, INC.



By:     /s/ Scott Goodman
    ----------------------------------------
    Scott Goodman
    Chief Financial Officer and Chief Operating Officer
    (Principal Accounting Officer)