Form 10QSB
period 2007-06-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2007-08-15
CIK 1093819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the quarterly period ended June 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2007: 1,107,810,353 shares of common stock, $0.001 par value, outstanding.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash                                                                                                    $    179,608
     Cash in escrow - factor                                                                                      117,612
     Accounts receivable, net of doubtful accounts of $202,075                                                    727,552
     Due from factor                                                                                              258,927
     Due from employee                                                                                             30,500
     Prepaid expenses                                                                                              23,120
                                                                                                             -------------
       TOTAL CURRENT ASSETS                                                                                     1,337,319
                                                                                                             -------------

Property and equipment, net of depreciation in the amount of $1,500,593                                           368,388
License agreements - Rad-RopeTM                                                                                 1,316,854
Security deposits                                                                                                  90,888
                                                                                                             -------------
         TOTAL ASSETS                                                                                        $  3,113,449
                                                                                                             =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                                   $  4,655,922
     Financial instruments                                                                                      1,624,721
     Current portion of notes payable                                                                             234,810
     Current portion of capital leases payable                                                                     76,632
     Current portion of secured convertible debenture                                                              75,000
     Due to related parties                                                                                     1,705,605
     Due to officers                                                                                               15,293
     Due to others                                                                                              1,503,140
     Security deposits and escrowed funds                                                                          42,174
                                                                                                             -------------
         TOTAL CURRENT LIABILITIES                                                                              9,933,297
                                                                                                             -------------

Long term portion of capital leases payable                                                                        50,002
Long term portion of notes payable                                                                                260,460
Long term portion of secured convertible debenture, net of discount of $1,062,067                               1,187,933
Deferred rent                                                                                                   1,036,641
                                                                                                             -------------
     TOTAL LIABILITIES                                                                                         12,468,333
                                                                                                             -------------

Minority interest - ITG subsidiary                                                                                    329

Series III convertible preferred stock, par value $1.00  -  authorized 500,000 shares, 265,000 shares
     issued and outstanding (liquidated value of $265,000)                                                        265,000
Series IV convertible preferred stock, par value $1.00  -  authorized 600,000 shares, 517,500 shares
     issued and outstanding (liquidation value $517,500)                                                          517,500
Series V convertible preferred stock, par value $1.00  -  authorized 500,000 shares, 479,867 shares
     issued and outstanding (liquidation value $479,867)                                                          479,867

STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 - authorized 5,000,000,000 shares, 1,107,807,354 shares issued
         and outstanding                                                                                        1,107,808
     Additional paid in capital                                                                                 3,307,297
     Accumulated deficit                                                                                      (15,032,685)
                                                                                                             -------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                                                           (10,617,580)
                                                                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                               $  3,113,449
                                                                                                             =============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                             For the six months ended          For the three months ended
                                                                     June 30,                           June 30,
                                                         ---------------------------------   --------------------------------
                                                              2007              2006              2007             2006
                                                         ---------------   ---------------   ---------------  ---------------

Operating revenue:
   Revenue                                               $    7,993,750    $    7,700,928     $   3,834,924    $   4,056,727
                                                         ---------------   ---------------   ---------------  ---------------
   Total revenue                                              7,993,750         7,700,928         3,834,924        4,056,727
                                                         ---------------   ---------------   ---------------  ---------------

Operating expenses:
   Direct operating expenses                                  5,435,716         5,266,923         2,596,063        2,760,979
   Selling, general and administrative                        4,288,784         3,701,562         2,227,184        1,493,848
                                                         ---------------   ---------------   ---------------  ---------------
     Total operating expenses                                 9,724,500         8,968,485         4,823,247        4,254,827
                                                         ---------------   ---------------   ---------------  ---------------

Loss from operations                                         (1,730,750)       (1,267,557)         (988,323)        (198,100)

Other income (expense)
   Interest expense, net                                     (1,178,336)       (1,133,559)         (630,752)        (286,825)
   Rental income                                                 65,000            52,750            32,050           37,750
   Change in value of financial instruments                   2,295,562        (1,532,969)        1,867,047         (242,581)
   Minority interest - ITG                                          659                 -                 -                -
   Other income (expenses)                                       10,532            (1,073)            4,788           (1,073)
                                                         ---------------   ---------------   ---------------  ---------------
Total other income (expense)                                  1,193,417        (2,614,851)        1,273,133         (492,729)
                                                         ---------------   ---------------   ---------------  ---------------

Net (loss) income before cumulative effect of change
   in accounting principle                                     (537,333)       (3,882,408)          284,810         (690,829)
Cumulative effect on prior years of retroactive
   application of a change in accounting principle             (396,000)                -                 -                -
                                                         ---------------   ---------------   ---------------  ---------------

Net (loss) income attributable to common stockholders    $     (933,333)   $   (3,882,408)   $      284,810   $     (690,829)
                                                         ===============   ===============   ===============  ===============

Net (loss) income per common share, basic and diluted    $       (0.001)   $       (0.005)   $        0.000   $       (0.001)
                                                         ===============   ===============   ===============  ===============

Weighted average number of common shares used in
   the net (loss) income per share calculation            1,089,903,312       720,369,142     1,096,543,618      833,319,950
                                                         ===============   ===============   ===============  ===============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                         2007               2006
                                                                                    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss attributable to common shareholders                                   $     (933,333)    $   (3,882,408)
     Cumulative effect of prior years of retroactive application of change
         in accounting principle                                                           396,000                  -
                                                                                    ---------------    ---------------
     Net loss before cumulative effect of change in accounting principle                  (537,333)       (3,882,408)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Interest expense for embedded derivative instruments                                    -            490,902
         Amortization of note discounts                                                    614,209            286,050
         Change in derivative liability due to accrued liquidated damages                  150,622                  -
         Mark to market on derivative instrument expense                                (2,295,562)         1,532,969
         Depreciation and amortization                                                      88,411             81,112
         Deferred rent                                                                     (26,885)           204,594
         Issuance of shares for services                                                         -            250,000
         Bad debt expense                                                                        -             50,000
         Loss on extinguishment of debt                                                          -                938
         Minority interest                                                                    (658)                 -
         Guaranteed rental expense                                                         270,000                  -
     Changes in:
         Escrow held by factor                                                             244,234            (68,450)
         Escrow held by attorney                                                                 -             13,587
         Accounts receivable                                                               (69,325)            89,462
         Due from factor                                                                    92,997            (94,803)
         Prepaid expenses                                                                  278,909            173,379
         Accounts payable and accrued expenses                                             486,644           (324,381)
         Security deposits and escrowed funds                                                1,661              1,993
                                                                                    ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (702,076)        (1,195,056)
                                                                                    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Redemption of security deposits                                                             -              3,171
     Payments received for security deposits                                                   (80)           (13,000)
     Purchase of property and equipment                                                    (10,560)           (61,269)
                                                                                    ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (10,640)           (71,098)
                                                                                    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments to officers                                                                (11,218)           (3,498)
     Proceeds received - due to others                                                           -         1,092,500
     Advances to employees                                                                 (30,500)                -
     Repayments to others                                                                  (62,069)                -
     Proceeds received from related parties                                                578,446             55,105
     Proceeds from secured debentures                                                            -            600,000
     Proceeds from notes payable                                                           150,000                  -
     Principal payments on notes payable                                                   (41,006)          (194,751)
     Principal payments on convertible notes payable                                             -           (226,002)
     Principal payments on capital leases payable                                          (30,001)           (48,652)
                                                                                    ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  553,652          1,274,702
                                                                                    ---------------    ---------------

Net (decrease) increase in cash                                                           (159,064)             8,548
Cash, beginning of period                                                                  338,672            247,018
                                                                                    ---------------    ---------------
Cash, end of period                                                                 $      179,608     $      255,566
                                                                                    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest expense                                                               $      881,986     $      341,939
                                                                                    ===============    ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
     Purchase of equipment through capital lease                                    $      119,600     $            -
                                                                                    ===============    ===============
     Cumulative effect of accrued liquidated damages                                $      396,000     $            -
                                                                                    ===============    ===============
     Cancellation of shares in connection with deferred offering costs              $       10,000     $            -
                                                                                    ===============    ===============
     Conversion of trade payables into notes payable                                $      212,256     $            -
                                                                                    ===============    ===============
     Issuance of shares for settlement of trade payable                             $      100,000     $       13,033
                                                                                    ===============    ===============
     Conversion of convertible notes payable to common stock                        $            -     $      276,000
                                                                                    ===============    ===============
     Discount on secured debenture                                                  $            -     $      600,000
                                                                                    ===============    ===============
     Conversion of preferred stock to common stock                                  $            -     $      180,000
                                                                                    ===============    ===============
     Distribution to officers                                                       $            -     $       15,439
                                                                                    ===============    ===============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

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

The Company is a provider of logistics solutions for global partners through its network of branch terminal locations and independent agents in North America. The Company's target base ranges from mid-sized to Fortune 100TM companies.

The Company predominately operates as a non-asset based transportation provider of truckload and less-than-truckload ("LTL") transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also provides a wide range of value-added logistics services, including those provided through its U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations and a U.S. Customs approved General Order warehouse operation which the Company began operating during the latter part of the second quarter of 2006. All of these leased facilities enhance and support the supply chain logistics needs of the Company's customers. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers' shipments into the United States, as well as storage of goods and recovery of goods damaged in transit.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), which has been accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT's assets consisted of a license to exploit certain patent rights and cash. The Company intends to develop with the licensor a market-ready nuclear radiation detection device, called Rad-RopeTM, to service the logistics, transportation and general cargo industries. The Company anticipates completion of the development and the commencement of the marketing of the Rad-Rope product to occur prior to the end of the Company's current fiscal year. The useful life of the license cannot be determined at this time.

The Company owns a 51% interest in Independent Transportations Group, Inc. ("ITG") and emplifyHR owns a 49% interest. The financial statements of ITG are included in the Company's consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company's Condensed Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Company's Condensed Consolidated Balance Sheet.

In 2006, Cargo Connection became one of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol ("CBP"). The Company has become the operator of the sole General Order warehouse for John F. Kennedy International Airport in New York City ("JFK"). General Order warehouses operate under specific provisions of the U.S. Code of Federal Regulations (the "CFP"). Applicable provisions of the CFP require merchandise to be considered General Order merchandise when it is taken into the custody by CBP.

Cargo Connection and Cargo International each provide a wide range of value-added logistics services. The services provided are specifically designed to enhance and to support the supply chain logistics needs of the Company's customers. Some of the logistics services that are provided include pick and pack services, special projects that will include changing labels or tickets on items, inspection of goods into the United States and recovery of goods damaged in transit.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2007, and the results of its operations and cash flows for the three and six months ended June 30, 2007. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2007 or any other future fiscal period.

The Company's unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 4, 2007.

Certain   amounts  as  previously  reported  for  the period ended June 30, 2006 have been reclassified to conform to the current period's presentation.

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

CONCENTRATION OF CREDIT RISK

The Company places its cash with high quality financial institutions which at times may exceed the $100,000 insurance limit of the Federal Deposit Insurance Corporation (the "FDIC"). The Company has not experienced any losses on these accounts, and believes that such risk in minimal.

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

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures are five and seven years. Computer equipment and software is depreciated over three years and leasehold improvements are amortized over the shorter of the life of the improvement or the length of the lease.

The Company amortizes deferred financing costs over the respective terms of the related agreements using the straight-line method.

Intangible assets, such as patents or trademarks, that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations for the subject accounting period. Alternatively, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company intends to conduct periodic impairment tests on intangible assets without a definitive life based on a comparison of the estimated fair value of the intangible asset to the carrying value of the intangible asset. If the carrying value exceeds the estimate of fair value, impairment will be calculated as the excess of the carrying value over the estimate of fair value.

VALUATION OF LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the six months ended June 30, 2007, there were no impairment charges relating to long-lived assets.

REVENUE RECOGNITION

The Company recognizes all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The Company recognizes warehouse services operations revenue upon the completion of those services. Costs related to such revenues are included in direct operating expenses.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. The Company uses estimates to determine its allowance for doubtful accounts based on the ability of its customers to make required payments, historical collections experience, current economic trends and a percentage of accounts receivable by aging category. The Company reviews available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. The Company continuously monitors collections and payments from its customers. When the Company deems it probable that an account of a specific customer will become uncollectible, that customer's account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. The Company's recorded net income is directly affected by its estimate of the collectibility of accounts receivable.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided utilizing the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes. No benefit for income taxes has been provided as the deferred tax asset generated from net operating losses and temporary differences has been offset by a full valuation allowance.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") - an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.


ESTIMATED LIABILITY FOR INSURANCE CLAIMS

The Company maintains automobile, general, cargo, and workers' compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the fiscal period in which claims are reported, the Company estimates and establishes any potential liabilities, if they exist, for its share of ultimate settlements using all available information, coupled with the Company's history of similar claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Company has accrued.

FAIR VALUE DISCLOSURE

For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and financial instruments, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

NET LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of June 30, 2007 and 2006, of 4,875,736,788 and 373,618,733, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. As of June 30, 2007, there were 1,107,807,353 shares of Common Stock outstanding, with a weighted average number of shares used for the net loss per share computation of 1,089,903,312 shares for the six month period then ended and 1,096,543,618 shares for the three month period then ended.

FINANCIAL INSTRUMENTS

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS 133 as their fair value can be separated from the convertible note and the conversion feature liability is independent of the underlying note value. The conversion liability is marked-to-market each reporting period with the resulting gains or losses shown on the consolidated statements of operations. For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 and related interpretations, including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market at each balance sheet date. In the event that the embedded derivative is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including the determinations as to whether instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

STOCK BASED TRANSACTIONS

The  Company   has  concluded   various  transactions  in  which  it  paid   the
consideration in shares of Common Stock. These transactions include:

     o   Acquiring NMDT;

     o Acquiring the services of various professionals who provided the Company with a range of corporate consultancy services, strategic planning, development of business plans, investor presentations and advice and assistance with funding;

     o   Settlement of the Company's indebtedness; and

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

NOTE 4 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had losses from operations of $1,730,750 and $1,267,557 for the six months ended June 30, 2007 and 2006, respectively. The effect of the change in the value of the financial instruments are not included in these operational losses. The Company incurred a net loss attributable to common stockholders for the six months ended June 30, 2007 of $537,333 prior to the cumulative effect of the adjustment for prior year's adjustment for compliance with EITF-00-19-2 and a net loss of $933,333 after the cumulative effect of such adjustment, as compared with a net loss of $3,882,408 for the six months ended June 30, 2006.

The Company incurred a net gain attributable to common stockholders of $284,810 and a net loss attributable to common stockholders of $690,829 for the three months ended June 30, 2007 and 2006, respectively. The gain in the quarter ended June 30, 2007 was attributable to the change in value of the Company's financial instruments due to mark-to-market adjustments. The Company had losses from operations of $988,323 and $198,100 for the three months ended June 30, 2007 and 2006, respectively. The effect of the change in the value of the financial instruments are not included in these operational losses. The Company has a working capital deficiency of $8,595,979 as of June 30, 2007 and a stockholders' deficiency of $10,617,580 as of June 30, 2007 and expects that it will incur additional losses for the immediate future. To date, the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties.

At June 30, 2007, the Company was obligated under an Investor Registration Rights Agreement, dated as of December 28, 2005 (the "Registration Rights Agreement"), between the Company and Montgomery Equity Partners, Ltd. ("Montgomery") to have filed and declared effective a Securities Act registration statement registering for resale the shares issuable upon conversion of outstanding debentures held of record by Montgomery and in the outstanding aggregate principal amount of $2,250,000 (see Note 12). The Registration Rights Agreement contains liquidated damages provisions relating to the failure of such registration statement to become effective by a specified date. Such registration statement was not declared effective by the specified date. The Company had previously accrued an aggregate $396,000 with respect to such liquidated damages provisions, which has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. For the three months ended June 30, 2007, the Company accrued an additional $135,000 of interest as a potential liquidated damage liability. The total maximum liquidated damage liability cannot be determined until such time as the registration statement is declared effective. If the Company is found to be in default of its obligations to have such Registration Statement declared effective, Montgomery could declare the full principal amount of the debentures, together with interest and other amounts owing thereunder, to become immediately due and payable. These debentures are secured by substantially all of the assets of the Company.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if at all. The outcome of these matters cannot be predicted with any certainty at this time.

The Company's auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in their audit report on the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - BUSINESS ACQUISITIONS

Effective December 6, 2006, the Company acquired certain exclusive license rights, including limited sublicensing rights (the "License"), to manufacture, use and sell products utilizing intellectual property rights (the "Patent Rights") which are the subject of a pending patent application with the United States Patent and Trademark Office (the "PTO"). The Patent Rights relate to portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries. The Company believes that, due to safety, political and economic pressures primarily resulting from the September 11, 2001 attack on the United States and the general increase in concerns about terrorist activities and threats, products based on technology such as that underlying the Patent Rights will be increasingly in demand within the logistics, transportation and general cargo industries.

The Company acquired the License as a result of its acquisition of Nuclear Material Detection Technologies, Inc. ("NMDT"), a then wholly-owned subsidiary of UTEK Corporation, in a stock-for-stock exchange transaction. Pursuant to such transaction, the Company issued 168,539,326 shares of Company common stock to UTEK Corporation in exchange for all of the issued and outstanding NMDT equity securities. The Company has valued such 168,539,326 shares at $1,516,854, based on the fair market value of Company common stock on the date of issuance. Such purchase price has been allocated among the assets of NMDT as follows:

               Cash           $       200,000
               License              1,316,854
                              ---------------
                              $     1,526,854
                              ===============

NMDT was formed in November 2006 and acquired the License less than two weeks prior to its acquisition by the Company in December 2006. From the date of its formation through the date of its acquisition by the Company, NMDT had no employees, business operations or material liabilities. At the time of its acquisition by the Company, NMDT's only assets consisted of cash and the License.

The   Company  and  the   licensor  of   the  License  are  in  the  process  of
finalizing the development of a marketable product, to be called Rad-RopeTM, which inspectors at transportation hubs can utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays. The Company anticipates such development to be completed and the commencement of the marketing of the Rad-Rope product prior to the end of the Company's current fiscal year ending December 31, 2007.

The License is scheduled to terminate upon the extinguishment of the Patent Rights. The latest possible date of such extinguishment cannot be determined at this time and will only be determinable when and if a patent with respect to the Patent Rights is granted by the PTO. Accordingly, the Company intends to continue to account for the License based on the License's allocated portion of the Company's purchase price for NMDT until such time as a patent with respect to the Patent Rights is granted by the PTO and/or the Company determines the extent of market acceptance of the Rad-Rope product following the commencement of the marketing of the product.

The Company's intangible assets, such as patents or trademarks, that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations for the subject accounting period. Alternatively, and until a patent with respect to the Patent Rights is granted by the PTO (or the Company is advised that the PTO has rejected the patent application with respect to the Patent Rights), in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company intends to conduct periodic impairment tests on the License based on a comparison of the estimated fair value of the License to the carrying value of the License. Such testing will be based on the status of the development of the marketable Rad-Rope product and, once developed, the extent of market acceptance of the Rad-Rope product following the commencement of the marketing of the product. If the carrying value exceeds the estimate of fair value, impairment will be calculated as the excess of the carrying value over the estimate of fair value.

The license agreement provides for payments to the licensor of up to 7% of the net revenues from sales of products utilizing the Patent Rights. There are minimum annual fees payable to the licensor, beginning in the second year of the licensing agreement, which range from $5,000 in year 2 to $30,000 in year 5.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operation.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company also effects to apply the provisions of SFAS No. 157. The Company currently is evaluating the impact of SFAS No. 159, but do not expect the adoption of SFAS No. 159 to have a material impact on its condensed interim financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, the Company adopted the provisions of FIN 48. See Note 3 for further detail regarding the adoption of this interpretation.

In June 2006, the EITF reached a consensus of EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 were effective for the Company as of January 1, 2007. The Company presents these taxes on a gross basis.

NOTE 7 - FACTORING FACILITIES

Cargo Connection has entered into an accounts receivable factoring facility pursuant to which the factor purchases certain accounts receivable and extends credit with a maximum borrowing amount of $2,000,000. The contract automatically renews annually unless either party provides 30 days' prior notice of cancellation. The facility provides for the purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.6% as of June 30, 2007 and a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection must buy back the receivable from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in each calendar quarter. At June 30, 2007, $258,927 is due from the factor, which represents the reserve against submitted receivables. The escrow held by the factor, totaling $117,612, represents funds available to assist Cargo Connection in funding payments to independent carriers. The factor and the Company have an informal agreement, whereby the Company escrows funds that are to be used to pay for the services of outside transportation vendors. This is mainly due to the concerns of the factor as to potential defaulted payments by the Company to its outside transportation vendors to ensure that these funds are not diverted for other uses. At June 30, 2007, the total amount advanced by the factor was $1,031,930 which represents the proceeds from financing of accounts receivables sold.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized costs aggregating $853,831, less accumulated amortization of $641,071, as of June 30, 2007, of which $45,230 is attributed to the six months ended June 30, 2007. The remaining obligations require monthly payments, including interest totaling $6,707. Interest rates on these leases range from 1.87% to 13.16%. These leases mature at various times through August 1, 2009. Certain lease obligations are guaranteed by certain executive officers of the Company.

As of June 30, 2007, the aggregate future minimum lease payments are as follows:

          Year Ending December 31,
          ------------------------

          2007 (six months)                                   $    44,718
          2008                                                     71,797
          2009                                                     10,119
                                                              ------------
          Net present value of capital lease obligations          126,634
          Less current portion                                     76,632
                                                              ------------
          Long-term portion                                   $    50,002
                                                              ============

NOTE 9 - DUE TO OTHERS

During the six months ended June 30, 2007, the Company received cash advances of $100,000 from Triple Crown Consulting Co.

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period or until a more formal agreement is put into place for the repayment of these funds. The Company is currently negotiating formal note agreements with the lenders listed below for their advances to the Company.

In  addition,  the   Company   has  entered  into  insurance  premium  financing
arrangements with two providers with balances due to the providers of $163,140 as of June 30, 2007.

The following table details Due to Others as of June 30, 2007:

               Loan from Ferro                     $   130,000
               Loan from RAKJ Holdings                 145,000
               Loan from Triple Crown                1,065,000
                                                   ------------
                                                   $ 1,340,000
                                                   ------------

               Due to Avalon Insurance             $   150,503
               Due to Mepco Insurance Financing         12,637
                                                   -------------
                                                   $   163,140
                                                   ------------
               Total account balance               $ 1,503,140
                                                   ============

NOTE 10 - NOTES PAYABLE

In May 2003, Cargo Connection entered into a loan agreement with U.S. Small Business Administration ("SBA") whereby the SBA loaned the Company $90,200 for working capital purposes. The loan bears interest at a rate of 4% per annum and matures in 2008, when the balance due will approximate $14,000. Monthly installments of $2,664 commenced in June 2005. No payments for interest or principal were required before that time. The note is collateralized by substantially all the assets of Cargo Connection and is supported by the personal guarantees of certain of the executive officers of Cargo Connection.

In March 2004, Cargo International entered into a revolving term loan with its primary financial institution whereby Cargo International was granted a $100,000 line of credit that bears interest at a rate of prime plus 2-1/2% (10.75% at June 30, 2007). Cargo International made monthly interest only payments until December 15, 2006, when the line of credit terminated. At that time, the remaining balance became a note payable with a four year term. This obligation is collateralized by all of the assets of Cargo International and guaranteed by certain of the executive officers of the Company.

In January 2006, the Company issued a promissory note to National Semi-Trailer Corp. in the principal amount of $87,910 representing an accounts payable obligation due to National Semi-Trailer Corp. The note bears interest at a rate of 10% per annum and was payable in weekly installments of principal and interest totaling $2,041. This note was to mature November 16, 2006, but has been informally extended by the holder under payment terms presently in effect until a renegotiated payment schedule is agreed upon by both parties. In June 2007, the Company settled with National Semi-Trailer Corp. on a balance of $34,452, payable in three equal consecutive monthly installments commencing on June 15, 2007. Such balance amount was fully repaid.

On April 10, 2007, Cargo International borrowed $50,000 from a related party to assist in short term cash flow needs of the Company. These borrowed funds, together with interest at the rate of 12% per annum, were repaid subsequent to June 30, 2007.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo Connection issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. The note remained outstanding at June 30, 2007.

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009.

At June 30, 2007, future principal payments on the above notes are as follows:

                            Year Ending December 31,
                            ------------------------
                            2007 (six months)          $   200,843
                            2008                            46,467
                            2009                           225,000
                            2010                            22,960
                                                       ------------
                                                       $   495,270
                                                       ============

The following table details the Notes Payable as of June 30, 2007:

                            HSBC Bank                  $    85,460
                            National Semi-Trailer           22,968
                            US-SBA                          36,842
                            Target Temporaries             200,000
                            Parkside Properties            150,000
                                                       ------------
                           Total                       $   495,270
                           Less: Current portion:          234,810
                                                       ------------
                           Long-term portion           $   260,460
                                                       ============

NOTE 11 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company issued a secured convertible debenture to members of management (the "Management Note") in the amount of $75,000, bearing interest at 15% per year and maturing on September 30, 2006. The Management Note is convertible into Common Stock at a conversion price equal to the lesser of
(a) $0.005 per share or (b) 75% of the lowest closing bid price of the Common Stock for the five trading days immediately preceding the conversion date. The holders of the Management Note have informally agreed to extend the due date of the Management Note to September 30, 2007.

The Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability." The embedded derivative feature includes the conversion feature within the Management Note and an early redemption option. The value of the embedded derivative liability, in the amount of $25,411 as of June 30, 2007 (see note 12), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Management Note. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or twelve months.

Pursuant to a Securities Purchase Agreement, dated as of December 28, 2005 (the "Montgomery Purchase Agreement"), with Montgomery Equity Partners, Ltd. ("Montgomery"), the Company issued a $1,750,000 secured convertible debenture (the "First Montgomery Debenture") to Montgomery with an interest rate of 10% per annum and a maturity date of December 28, 2007. The First Montgomery Debenture is convertible into shares of Common Stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date. The First Montgomery Debenture is secured by substantially all of the assets of the Company. Simultaneously with the issuance of the First Montgomery Debenture, the Company issued to Montgomery a three year warrant (the "Montgomery Warrant") to purchase 2,000,000 shares of Common Stock at an exercise price of $0.001 per share. The Montgomery Warrant, which is exercisable immediately, was valued at $2,394,000 using a Black-Scholes option pricing model. Also in connection with the issuance of the First Montgomery Debenture, the Company paid Montgomery a fee of $135,000. The value of the Montgomery Warrant and the fees paid to Montgomery were recorded as a discount to the First Montgomery Debenture and are being amortized over the term of the First Montgomery Debenture using the effective interest method.

The First Montgomery Debenture is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments include the Montgomery Warrant, which was valued individually, and totaled $1,861,535 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as a "Compound Embedded Derivative Liability." The single compound embedded derivative features include the conversion feature within the First Montgomery Debenture, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the First Montgomery Debenture. The unamortized discount is amortized to interest expense using the effective interest method over the life of the First Montgomery Debenture, or 24 months. The unamortized discount and the effect of this transaction is included with the accounting treatment relating to the issuance to Montgomery of a second debenture on February 13, 2006.

The Company has classified the Montgomery Warrant as a liability and recorded an associated interest expense effective December 28, 2005 to reflect that the Registration Rights Agreement, which was entered into by the Company and Montgomery in connection with its issuance of the Montgomery Warrant and First Montgomery Debenture, requires the Company to pay liquidated damages under specified conditions, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the Montgomery Warrant to be classified as a liability until the earlier of the date the Montgomery Warrant is exercised or expires. In accordance with EITF 00-19, the Company has allocated a portion of the proceeds of the First Montgomery Debenture to the Montgomery Warrant based on their fair value. EITF 00-19 also requires that the Company revalue the Montgomery Warrant as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

On February 13, 2006, the Company completed a financing for an additional $600,000 with Montgomery as part of the funding package contemplated by the Montgomery Purchase Agreement. In connection with the February 2006 financing, the Company issued to Montgomery a second secured convertible debenture (the "Second Montgomery Debenture" and, collectively with the First Montgomery Debenture, the "Montgomery Debentures") in the principal amount of $600,000 with a 10% interest rate and a maturity date of February 13, 2008. The Second Montgomery Debenture is convertible into shares of Common Stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date. Shares of Common Stock issuable upon conversion of the Second Montgomery Debenture are also subject to the Registration Rights Agreement.

The Second Montgomery Debenture is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability." The embedded derivative feature includes the conversion feature within the debenture and an early redemption option. The value of the embedded derivative liability, in the amount of $1,593,730 as of June 30, 2007 (see note 12), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The total unamortized discount amount is $1,062,067 at June 30, 2007.

As of June 30, 2007, the Company has repaid $100,000 of principal due under the Montgomery Debentures. The Montgomery Debentures are presently stated on a net to fair value basis as follows:

         Secured Convertible Debentures - Montgomery............$   2,250,000
         Discount on Debentures.................................   (1,062,067)
                                                                --------------
                                                                $   1,187,933
                                                                ==============

Pursuant to the Registration Rights Agreement, Company committed to file with the SEC, no later than 45 days from date of funding, a Registration Statement on Form SB-2 (the "SB-2 Registration Statement") with respect to the shares of Common Stock issuable upon conversion of the Montgomery Debentures and upon exercise of the Montgomery Warrant. The Company can be held in default under the Registration Rights Agreement, if the SB-2 Registration Statement is not declared effective by the Securities & Exchange Commission (the "SEC") within 150 days of the filing of the registration statement. There are liquidated damages provisions under the Registration Rights Agreement, should the SB-2 Registration Statement not be declared effective by the SEC within 120 days of filing the SB-2 Registration Statement. The SB-2 Registration Statement was filed in February 2006 (SEC File No: 333-131825). An amendment to the SB-2 Registration Statement was filed in July 2006. The SB-2 Registration Statement was not declared effective as of June 30, 2007. There is no limitation on the maximum amount of liquidated damages that the Company could incur as a result of the failure to have the SB-2 Registration Statement declared effective. In accordance with EITF-00-19-02, the Company has accrued, as of June 30, 2007, the aggregate amount of $531,000 as a potential liquidated damages liability relating to the failure through such date to have the SB-2 Registration Statement declared effective. The liability accrues monthly at a rate equal to 2% of the outstanding principal amount due under the Montgomery Debentures. As of June 30, 2007, the monthly rate of the liquidated damages liability is $45,000.

On May 7, 2007, the Company entered into an agreement with Montgomery (the "Waiver Agreement"). Under the Waiver Agreement, Montgomery agreed to:

               (a) Waive 50% of the Company's obligation under the Registration Rights Agreement to pay Montgomery the liquidated damages relating to the Company's inability to obtain effectiveness of the SB-2 Registration Statement. Such waiver was effective only if (i) the Company complied with all of its obligations under the Waiver Agreement and (ii) the Company redeemed the Montgomery Debentures on or prior to June 5, 2007. Montgomery has reserved the right to consent, which consent may not be unreasonably, withheld, conditioned or denied, to an extension of such redemption deadline to June 30, 2007 if the Company delivered to Montgomery, no later than June 5, 2007, significant evidence of a potential financing transaction, the proceeds of which would, at a minimum, be sufficient to repay the all of the outstanding principal and accrued interest due under the Montgomery Debentures and other debt due Montgomery. The Company actively pursued potential financing transactions during this time period, but such efforts have been unsuccessful to date.

               (b) Permit the Company to withdraw the SB-2 Registration Statement. On May 9, 2007, the Company filed a Request for Withdrawal of Registration Statement on Form RW.

Also under the Waiver Agreement, the Company agreed to file a new registration no later than June 5, 2007 (or June 30, 2007, if Montgomery consented to an extension of the redemption date for the Secured Convertible Debentures to June 30, 2007), registering for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Montgomery Debentures. The Company is obligated to use its best efforts to have such registration statement (the "New Registration Statement") declared effective within 60 days after its filing with the Commission. The maximum number of shares of Common Stock that the Company is required to include in the New Registration Statement is equal to the lesser of
(i) one-third of the number of shares of Common Stock issued and held by persons other than Company affiliates, or (ii) the number of shares of Common Stock issuable upon conversion of the Montgomery Debentures. If the New Registration Statement includes less than all of the shares of Common Stock issuable upon complete conversion of the Montgomery Debentures, the Company is required to file further registration statements, within specified time frames, as may be necessary to register for resale all of the remaining shares of Common Stock issuable upon exercise of the Montgomery Debentures. To date, the Company has not filed the New Registration Statement with the SEC.

NOTE 12 - FINANCIAL INSTRUMENTS ("Compound Embedded Derivative Liability")

The effect of the mark-to-market adjustments associated with the financial instruments generated gains of $2,295,562 for the six months ended June 30, 2007 and $1,867,047 for the three months ended June 30, 2007. In addition, interest expense associated with the derivative financial instruments totaled $150,622 for six month period ended June 30, 2007 and $-0- for the three months ended June 30, 2007.

The following table details the liability for financial instruments as of June 30, 2007:

                         FINANCIAL INSTRUMENT LIABILITY
                      (FOR THE SIX MONTHS ENDED 6/30/2007)

                                 BALANCES                                          MARK TO           BALANCES
        FINANCIAL                 AS OF                             OTHER           MARKET            AS OF
   INSTRUMENT LIABILITY         12/31/2006       ADDITIONS       ADJUSTMENTS      ADJUSTMENTS        6/30/07
---------------------------  ---------------  ---------------  ---------------  ---------------  ---------------

Management Note              $      142,890   $            -   $            -   $     (117,479)  $       25,911
Montgomery Note                   3,615,412                -          150,622       (2,172,304)       1,593,730
Montgomery Warrants                  11,359                -                -           (5,779)           5,580
                             ---------------  ---------------  ---------------  ---------------  ---------------
Total Financial
   Instrument Liability      $    3,769,661   $            -   $      150,622   $   (2,295,562)  $    1,624,721
                             ===============  ===============  ===============  ===============  ===============

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2007 are as follows:

           Year Ended               Office and               Equipment
          December 31,            Warehouse Space           And Trucks
      --------------------     --------------------    --------------------

        2007 (six months)      $           831,810     $            57,202
        2008                             1,620,166                 115,688
        2009                             1,510,062                 117,424
        2010                             1,342,179                  89,055
        2011                             1,301,316                       -
        2012                             1,330,326                       -
        Thereafter                       2,116,096                       -
                               --------------------    --------------------
                               $        10,051,955     $           379,368
                               ====================    ====================

Rent expense charged to operations for office and warehouse space for the six months ended June 30, 2007 and 2006 amounted to $771,945 and $614,471, respectively. See note 15 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the six months ended June 30, 2007 and 2006 amounted to $305,286 and $277,770, respectively.

Rent expense charged to operations for office and warehouse space for the three months ended June 30, 2007 and 2006 amounted to $418,486 and $306,721, respectively. See note 15 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the three months ended June 30, 2007 and 2006 amounted to $151,317 and $141,986, respectively.

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments, the amount of the liability for deferred rent was $1,036,641 at June 30, 2007.

LITIGATION

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Mr. Murray seeks damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years or $750,000. On February 27, 2007, the Company's motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. On or about July 10, 2007, the Company and Mr. Murray reached a settlement agreement. Under such settlement agreement, Mr. Murray delivered to the Company a general release in consideration for $20,000, payable by the Company in three equal consecutive monthly installments commencing on July 17, 2007.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. ("Rason") filed a complaint against Cargo Connection seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. ("AMG"), under the caption One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for breach of a lease, dated July 10, 2003 between itself and AMG for premises located at 45 Rason Road, Inwood, NY, which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG is now known as Cargo Connection and asserts that the Company is liable for AMG's debts under the lease. The Company's motion to dismiss the complaint was granted on May 8, 2007.

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation ("AFW"), which filed for bankruptcy protection under Chapter XI in the US Bankruptcy Court for the Southern District of New York, the trustee in the matter alleged that, pursuant to an agreement entered into between AFW and Cargo Connection, Cargo Connection has not paid all funds due to AFW under the agreement in the amount of $300,000. The Company has not conducted any discovery related to this matter. The Company believes that it has acted in good faith and remitted all funds due to AFW under the agreement.

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. The parties have attempted to mediate the issue with no success and are awaiting a trial date.

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

SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2007 and 2006, the Company had one customer and two customers, respectively, which comprised more than 10% of its operating revenue. The one customer accounted for 13% of total revenues for the six months ended June 30, 2007 and the two customers accounted for 19% and 11% of total revenues for the six months ended June 30, 2006.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company is owed $30,500 from an employee of the Company. This receivable is non-interest bearing and does not have formal repayment terms. The Company anticipates full collection of this receivable within a one-year period.

The Company owes an aggregate of $52,240 to entities controlled by officers of the Company, in addition to rent-related obligations.

As of June 30, 2007, the Company owes an aggregate $1,705,605 to related parties pursuant to non-interest bearing loans which have no formal repayment terms. The majority of this amount is for office and warehouse space due to one entity for the space the Company occupies in New York. The lease in New York is not collateralized by the Company and the related party is the master leaseholder for those premises and there are other tenants in the facility.

Effective as of January 31, 2005, Underwing International, LLC ("Underwing") entered into a ten-year lease for a 92,000 square foot facility located in Bensenville, Illinois (the "Bensenville Lease"), with the intention of initially subleasing a portion of the facility to the Company and the remaining portions to third parties on short-term basis until the Company needed to sublease such remainder of the facility. Underwing intends to sublet the facility to the Company and other sub-tenants at market-comparable rental rates.

Underwing is a Delaware limited liability company controlled by Jesse Dobrinsky, Scott Goodman and John L. Udell, three of the executive officers of the Company. The owner of the facility, as a condition to leasing the facility to Underwing, thereby making the facility available to the Company for subletting, demanded that the Company agree to guaranty all of Underwing's obligations under the Bensenville Lease pursuant to a Guaranty of Lease, dated as of January 31, 2005 (the "Guaranty").

No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing has not made any rental payments under the Bensenville Lease although rent began to be accrued in February 2006; it being the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007. While the landlord has not demanded payment of the accrued rent from either Underwing or the Company, at June 30, 2007, the Company recorded an expense of $765,000, which reflects the Company's estimate of the outstanding obligations of Underwing under the Bensenville Lease for which it is liable under the Guaranty as of such date.

The Company continues to assess the provisions of FIN 46-R "CONSOLIDATION OF VARIABLE INTEREST ENTITIES (REVISED DECEMBER 2003) -- AN INTERPRETATION OF ARB NO. 51", which addresses consolidation by business enterprises of VIE's that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest, in regards to consolidating Underwing. Based on the Guaranty, the Company does not deem it necessary to consolidate Underwing at this time.

The Company rents warehouse space and equipment from related entities. For the six months ended June 30, 2007 and 2006, rent expense charged to operations relating to these rentals totaled $331,875 and $402,108, respectively. For the three months ended June 30, 2007 and 2006, these rentals totaled $160,575 and $190,855, respectively. The leases contain various extension options and currently call for termination in February 2014.

On April 10, 2007, Cargo International borrowed $50,000 from a related party to assist in short term cash flow needs of the Company. These borrowed funds, together with interest at the rate of 12% per annum, were repaid subsequent to June 30, 2007.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. The note remained outstanding at June 30, 2007.

NOTE 16 - STOCKHOLDERS' DEFICIENCY

On April 19, 2007, 105,263 shares of outstanding Common Stock were deemed returned to the Company and cancelled. The accounting for these shares is included in the number of shares outstanding as of June 30, 2007.

On May 11, 2007, the Company issued 25,000,000 shares of Common Stock in payment for $100,000 of outstanding payables.

NOTE 17 - SUBSEQUENT EVENTS

In July 2007, the Company cancelled 50,000,000 shares of its commons stock which were held in escrow as part of the issuance of secured debentures to Highgate House, Ltd. in May 2005. These shares were placed into escrow to secure the Company's obligation to issue shares of Common Stock upon conversion of such debentures. The debentures were not converted prior to their repayment by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the quarter ended June 30, 2007 contained in this Quarterly Report on Form 10-QSB, and with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Annual Report") filed with the SEC on April 4, 2007 and with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 filed with the SEC on May 21, 2007.

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

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company's actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause the Company's actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

     o the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants)
     o the ability to maintain adequate liquidity and produce sufficient cash flow to meet the Company's capital expenditure plans
     o the ability to attract and retain qualified management and other personnel
     o   the number and magnitude of customers
     o   changes in the competitive environment in which the Company operates
     o changes in, or the failure to comply with, government and regulatory policies
     o the ability to obtain regulatory approvals and to maintain approvals previously granted
     o uncertainty relating to economic conditions generally and particularly affecting the markets in which the Company operates
     o changes in the Company's business strategy, development plans or cost savings plans
     o the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
     o the ability to enter into strategic alliances or other business relationships
     o   the ability to overcome significant operating losses
     o the frequency and severity of accidents, particularly involving our trucking operations
     o   the ability to reduce costs
     o the ability to develop products and services and to penetrate existing and new markets
     o   technological developments and changes in the industry
     o   the risks discussed in item 1 "Risk Factors" in the Annual Report.

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. The Company is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

GENERAL

On May 12, 2005, the Company began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services, primarily through its subsidiaries, Cargo Connection and Cargo International. Effective May 23, 2005, the Company's name was changed to Cargo Connection Logistics Holding,

Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Holdings, collectively with all of its subsidiaries is referred to herein as the "Company."

The Company is a provider of logistics solutions for global partners through its network of branch terminal locations and independent agents in North America. The Company's target base ranges from mid-sized to Fortune 100TM companies.

The Company predominately operates as a non-asset based transportation provider of truckload and LTL transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also provides a wide range of value-added logistics services, including those provided through its U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations and a U.S. Customs approved General Order warehouse operation, which the Company began operating during the latter part of the second quarter of 2006. All of these leased facilities enhance and support the supply chain logistics needs of the Company's customers. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers' shipments into the United States, as well as storage of goods.

Cargo Connection is capable of being the domestic transportation partner for those international companies who require assistance throughout the United States as well as companies who require truckload and less-than-truckload services for their freight shipments to be moved from one point (origin) to another point (destination). Cargo Connection operates line-haul services throughout the United States. It runs scheduled LTL services up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In addition, the Company's transportation network that is currently in place allows for the movement of goods throughout the United States, Canada and Mexico on behalf of its customers. The Company has facilities to assist other customers and companies with their freight by either holding the freight in our bonded facilities and can also provide for the sorting of freight for the clients while the goods are clearing customs in our U.S. Customs approved container freight stations.

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

Effective December 6, 2006, the Company acquired NMDT, which holds the License to manufacture, use and sell products utilizing Patent Rights which are the subject of a pending patent application with the PTO. The Patent Rights relate to portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries. The Company believes that, due to safety, political and economic pressures primarily resulting from the September 11, 2001 attack on the United States and the general increase in concerns about terrorist activities and threats, products based on technology such as that underlying the Patent Rights will be increasingly in demand within the logistics, transportation and general cargo industries.

The Company and the licensor of the License are in the process of finalizing the development of a marketable product, to be called Rad-RopeTM, which inspectors at transportation hubs can utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays. The Company anticipates such development to be completed and the commencement of the marketing of the Rad-Rope product prior to the end of the Company's current fiscal year ending December 31, 2007.

The license agreement provides for payments to the licensor of up to 7% of the net revenues from sales of products utilizing the Patent Rights. There are minimum annual fees payable to the licensor, beginning in the second year of the licensing agreement, which range from $5,000 in year 2 to $30,000 in year 5.

NMDT's operations are anticipated to be run independently from the other subsidiaries of the Company and its products are intended to be sold to private industry as well as different divisions of the United States and foreign governments. The applications of this technology are flexible in that they can be applied to fixed installations or completely transportable portable devices. The Company has begun to investigate and explore the proper markets for the product and has held meetings with the government personnel as to the feasibility of the product and areas in which the product and related technology may be utilized.

The Company owns a 51% interest in ITG and emplifyHR owns a 49% interest. The financial statements of ITG are included in the Company's consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet. The Company believes that ITG will attract independent contractors and other carriers to perform work on behalf of Cargo Connection, and thus to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool.

In 2006, Cargo Connection became one of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol ("CBP"). The Company has become the operator of the sole General Order warehouse at JFK. General Order warehouses operate under specific provisions of the U.S. Code of Federal Regulations (the "CFP"). Applicable provisions of the CFP require merchandise to be considered General Order merchandise when it is taken into the custody by CBP.

The Company's revenues in the first six months of 2007 increased by approximately 3.8%, as compared to the first six months of 2006, primarily as a result of the Company's addition of its General Order warehouse in June 2006. Although the Company's revenues for the six months ended June 30, 2007 have increased compared to gross revenues for the comparable 2006 period, in order to maintain operating growth over last year, management believes that the Company will still have to steer through many conditions which are outside of its control, such as energy costs, including fuel for the transportation-related equipment and the energy required to operate its facilities. The Company's transportation revenue increased by 2.3% compared to the 2006 comparable period. The Company anticipates that revenues will continue to increase each quarter during the current fiscal year as the Company continues to grow its customer base and continues to become less reliant on a few significant customers; however, no assurance can be given in this regard. The General Order warehouse operation, which has now been fully integrated with the Cargo Connection operations, will need to generate additional sales and cultivate new customers in order for the Company to fully achieve major growth. The Company believes it should start seeing the results of such efforts as the Company has two handling agreements for its Illinois facility that became effective during the second quarter of 2007. In addition, Cargo International's operations will need to generate significant revenue. Cargo International, in addition to producing revenue for its own division, has the opportunity to generate revenue for Cargo Connection's operations through cross-marketing customers' needs for domestic logistic services such as handling and transportation of their goods.

The Company intends to continue to explore other areas to become involved in that would be expected to complement the needs of customers within the industries in which it operates, either by adding additional services, helping to form entities that have specific attributes or through acquisitions.


RESULTS OF OPERATIONS

The Company reports its results as one segment for reporting purposes. In the future, if NMDT and/or any other component of the Company becomes a significant part of the Company's overall business, the Company will report results on a segmented basis.

Revenues from operations for the six months ended June 30, 2007 were $7,993,750, compared with $7,700,928 for the six months ended June 30, 2006. The $292,822, or 3.8%, increase in revenue was partially due to the direct trucking revenue derived from new local business as well as the addition of the General Order warehouse business at the JFK facility which Cargo Connection commenced operating in June 2006.

Revenues from operations for the three months ended June 30, 2007 were $3,834,924, compared with $4,056,727 for the three months ended June 30, 2006, a decrease of $221,803, or 5.5%, primarily due to the decrease in direct trucking revenue offset in part by an increase of General Order warehouse business at the JFK facility.

Revenues generated from the operations of Cargo Connection for the six months ended June 30, 2007, were $7,873,559, compared with $7,700,330 for the six months ended June 30, 2006, resulting in an increase of $173,229 or 2.3%. The majority of the increase in revenue was generated from the General Order warehouse business. Revenues for the three months ended June 30, 2007 declined $331,778, or 8.9%, to $3,724,351, compared with $4,056,129 for the three months ended June 30, 2007. This decrease in Cargo Connection revenue was due in part to a decrease in core line-haul transportation service associated with a lessening in demand for transportation services which the Company believes may be related to a general lowering of demand for consumer products within the domestic economy. The decrease in Cargo Connection revenue was partially offset by revenues generated by the increase in the General Order warehouse operations at JFK that commenced in June 2006. The Company anticipates additional local pickup and delivery revenue customers as a compliment to the Company's General Order warehouse business. In addition, the Company continues to expand its customer base so as not be as reliant on a few key customers as it had been in 2006 and which the Company anticipates will result in increased revenue.

Revenue of Cargo International for six months ended June 30, 2007 was $115,986 compared to $598 for the six months ended June 30, 2006, an increase of $115,388. The increase in revenue is due to the commencement of operations at the Company's Illinois facility.

Direct operating expenses were $5,435,716 for the six months ended June 30, 2007, as compared to $5,266,923 for the six months ended June 30, 2006, an increase of $168,793 or 3.2%. However, as a percentage of revenue, the direct expenses decreased slightly to 68.0% in 2007 from 68.4% in 2006. The higher costs during the current fiscal period were due substantially to a $45,402 increase in direct labor, a $145,504 increase in outside trucking and handling expenses, an increase of $58,797 in truck and trailer expenses and an increase of $2,451 in warehouse expenses, partially offset by an $87,481 decrease in truck fuel costs due to the additional use of outside carriers.

Direct operating expenses were $2,596,063 for the three months ended June 30, 2007, as compared to $2,760,979 for the three months ended June 30, 2006, a decrease of $164,916, or 6.0%. Direct operating expenses as a percentage of revenues decreased to 67.7% from 68.1% the same period last year, primarily a result of less direct payroll and outside carrier costs during the 2007 period due to decreased revenue.

Selling, general and administrative expenses increased by $587,222, or 15.9%, to $4,288,784 for the six months ended June 30, 2007, as compared with $3,701,562 for six months ended June 30, 2006. This increase was primarily the result of a decrease of $422,500 in professional and consulting fees for 2007, as compared to 2006, due to the Company expending less funds associated with exploring the overseas markets than it did in early 2006. Salaries and wages increased by $335,363 from the previous year, primarily due mostly to higher wage costs for managers, supervisors and administrative personnel caused by the additional General Order warehouse and local pickup and delivery business at the JFK facilities. In addition, the Company has incurred additional salaries relating to the commencement in Cargo International's business in Illinois. Insurance, telephone and utility costs increased by more than $95,000 from the 2006 comparable period as a result of an increase in insurance costs of $65,179, an increase in license and permit costs of $9,548 and an increase in utility costs of $20,053, which more than offset $100,000 in bad debt expenses occurred in current period. No additional accrual has been made for bad debts in the first six months of 2007 as compared to an accrual of $50,000 which was made for the first six months of 2006.

Selling, general and administrative expenses were $2,227,184 for the three months ended June 30, 2007, compared with $1,493,848 for the three months ended June 30, 2006, an increase of $733,336, or 49.1%, primarily as a result of an increase in salaries and wages of $177,254, an increase in insurance expenses of $54,576, an increase in payroll benefits and taxes of $8,596, an increase in rent of $147,766, which more than offset a decrease in consulting and professional fees of $90,132 and an increase in bad debt expense of $217,304 during the three months ended June 30, 2007, each as compared with the corresponding expenses in the comparable 2006 period.

As a result of the foregoing, loss from operations before other income (expense) increased by $463,193, or 36.5%, to $1,730,750 for the six months ended June 30, 2007, compared to $1,267,557 for the six months ended June 30, 2006. Of the $1,730,750 loss from operations for the six months ended June 30, 2007, Cargo Connection had a loss of $989,661, Cargo International had a loss of $264,462, Cargo Holdings had a loss of $474,100, NMDT had a loss of $1,183 and ITG had a loss of $1,344.

Loss from operations before other income (expense) for the three months ended June 30, 2007 increased by $790,223, or 398.9% compared to the three months ended June 30, 2006. Of the loss from operations during the three months ended June 30, 2007, approximately $265,859 relates to the holding company, while the Company's subsidiaries had a loss from operations of approximately $722,464.

The Company's net amount of interest and financing expenses was $1,178,336 for the six months ended June 30, 2007, as compared to $1,133,559 for the six months ended June 30, 2006. This increase of $44,777 primarily is the result of the recording of an increase in interest financing expenses in compliance with EITF 00-19-02.

Interest and financing expense amounted to $630,752 for the three months ended June 30, 2007, as compared to $286,825 for the three months ended June 30, 2006. The increase of $343,927 is primarily due to the associated interest for the secured debentures and new notes that the Company has issued, as well as the interest related to the operating subsidiaries that increased by $7,475.

For the six months ended June 30, 2007, the Company incurred a net loss of $537,333 before the cumulative effect of an accounting change, compared to a net loss before the cumulative effect of an accounting change of $3,882,408 for the six months ended June 30, 2006. The decrease in the net loss before the cumulative effect of an accounting change between the comparable periods primarily is due to a benefit from the change in value of financial instruments of $3,354,075 which relates to financial instrument market price adjustments, an increase in other expenses of $290,262 and an increase in revenue of $292,822 from operations, which more than offset an increase in indirect operating expenses of $317,222 and an increase in direct operating expenses of $168,793.

The net effect of the foregoing is that the Company had net income for the three months ended June 30, 2007 of $284,810, compared to a net loss of $(690,829) for the three months ended June 30, 2006. This improvement in results of $975,639 for the three months ended June 30, 2007 primarily is due to a decrease in administrative costs of $2,109,628 related to derivative liability costs and a decrease in direct operating expenses of $164,916, offset by an increase of $343,927 in financing expenses, an increase in indirect operating expenses of $598,336, an increase in other expenses of $134,839 and a decrease in revenue of $221,803 from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $8.6 million as of June 30, 2007. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, obtaining long-term financing and raising capital. To date, the Company has successfully increased its revenues since the reverse merger transaction was consummated in May 2005 and raised capital to assist in meeting its working capital needs. The Company is continuing to seek available capital. If the Company is not successful in continuing to raise working capital through equity and debt financing, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

Our auditors have referred to the substantial doubt about the Company's ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. Such funding could alleviate the Company's working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability. However, it is not possible to predict the success of the Company's efforts to achieve operating profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. If additional financing arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

The Company's available cash at June 30, 2007 was $179,608. In addition, there is an available $117,612 in escrowed funds being held by the Company's factor that is used to assist in the payment of transportation costs.

The Company used net cash in operating activities of $702,076 for the period ended June 30, 2007, compared with $1,195,056 for 2006, a decrease of $492,980 or 41.3%.

To assist with the Company's short term cash flow needs, the Company received an aggregate of $150,000 from a related party during the month of April 2007. The Company issued a promissory note for this amount at an interest rate of 12% maturing in July 2007. The Company also received a $100,000 loan from an investor with an informal repayment term of $5,000 per week.

At June 30,  2007,  the  Company was  obligated  under the  Registration  Rights
Agreement between the Company and Montgomery to have filed and declared effective the SB-2 Registration Statement registering for resale shares of Common Stock issuable upon conversion of the Montgomery Debentures, currently in the outstanding principal amount of $2,250,000, and upon exercise of the Montgomery Warrant. The Registration Rights Agreement contains liquidated damages provisions relating to the failure of the SB-2 Registration Statement to be declared effective by the SEC no later than a specified date. The SB-2 Registration Statement was not declared effective by the specified date. The Company has accrued an aggregate $531,000 as a potential liquidated damages liability as of June 30, 2007, which has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. The ultimate amount of potential damages liability cannot be determined at this time because damages are determined based upon the length of non-compliance and no maximum amount is provided in the Registration Rights Agreement. If the Company is found to be in default of its obligations to have the SB-2 Registration Statement declared effective, the holder of the Montgomery Debentures could declare the full principal amount of the Montgomery Debentures, together with interest and other amounts owing thereunder, to become immediately due and payable. The Montgomery Debentures is secured by substantially all of the assets of the Company.


ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurances that information which is required to be disclosed is accumulated and communicated to management in a timely manner. As of June 30, 2007 the Company's Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Certifying Officers have concluded that the disclosure controls and procedures are effective as of June 30, 2007. Furthermore, the Certifying Officers concluded that the Company's disclosure controls and procedures in place were designed to ensure that information required to be disclosed by the Company, in reports that the Company files or submits under the Exchange Act, is (a) recorded, processed, summarized and reported on a timely basis in accordance with applicable SEC rules and regulations; and (b) accumulated and communicated to the Company's management, including the Certifying Officers and other persons that perform similar functions, if any, to allow the Company to make timely decisions regarding required disclosure in the Company's periodic filings.

ITEM 3A(T). CONTROLS AND PROCEDURES

There have been no significant changes in the Company's internal controls and procedures or other factors that could significantly affect such controls and procedures during the quarter ending June 30, 2007 and there were no such control actions taken during the quarterly period ending June 30, 2007.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

LITIGATION

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Mr. Murray seeks damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years or $750,000. On February 27, 2007, the Company's motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. On or about July 10, 2007, the Company and Mr. Murray reached a settlement agreement. Under such settlement agreement, Mr. Murray delivered to the Company a general release in consideration for $20,000 to be paid in three equal consecutive monthly installments commencing on July 17, 2007.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. ("Rason") filed a complaint against Cargo Connection seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. ("AMG"), under the caption One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for breach of a lease, dated July 10, 2003 between itself and AMG for premises located at 45 Rason Road, Inwood, NY, which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG is now known as Cargo Connection and asserts that the Company is liable for AMG's debts under the lease. The Company's motion to dismiss the complaint was granted on May 8, 2007.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 11, 2007, the Company issued 25,000,000 shares of Common Stock in payment for $100,000 of outstanding payables. Such shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1033, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

 10.1 Promissory Note, dated April 10, 2007, in the principal amount of $50,000, payable to Parkside Properties, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2007, filed with the SEC on May 21, 2007.)

 10.2 Promissory Note, dated April 17, 2007, in the principal amount of $100,000, payable to Parkside Properties, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2007, filed with the SEC on May 21, 2007.)

 10.3 Master Container Storage Agreement, dated April 6, 2007, between Cargo Connection Logistics Corp. and Rexam Beverage Can Company. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2007, filed with the SEC on May 21, 2007.)

 10.4 Agreement for Logistics Services, dated April 13, 2007, between Cargo Connection Logistics International (sic) and AIT Worldwide Logistics. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2007, filed with the SEC on May 21, 2007.)

 10.5 Waiver Agreement, dated May 7, 2007, between Montgomery Equity Partners, Ltd. and Cargo Connection Logistics Holding, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: May 7, 2007), filed with the SEC on May 10, 2007.)

 10.6 Guaranty of Lease, dated as of January 31, 2005, between Cargo Connection Logistics Holding, Inc. and MP Cargo ORD Property, LLC.

 31.1        Certification of Chief Executive Officer, dated August 15, 2007.

 31.2        Certification of Chief Financial Officer, dated August 15, 2007.

 32.1        Certification of Chief Executive Officer, dated August 15, 2007.

 32.2        Certification of Chief Financial Officer, dated August 15, 2007.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 15, 2007

CARGO CONNECTION LOGISTICS HOLDING, INC.



By:                /s/ Scott Goodman
     -----------------------------------------------------
                         Scott Goodman
      Chief Financial Officer and Chief Operating Officer
                (Principal Accounting Officer)