Form 10QSB
period 2007-09-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2007-11-14
CIK 1093819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the quarterly period ended September 30, 2007

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2007: 1,107,810,353 shares of common stock, $0.001 par value, outstanding.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                     Assets
CURRENT ASSETS
     Cash                                                                $     193,571
     Cash in escrow - factor                                                   123,795
     Accounts receivable, net of doubtful accounts of $177,075                 957,066
     Due from factor                                                           275,018
     Due from employees                                                         31,000
     Prepaid expenses                                                           38,020
                                                                         ---------------
       TOTAL CURRENT ASSETS                                                  1,618,470
                                                                         ---------------

Property and equipment, net of depreciation in the amount of $1,531,745        322,812
License agreements - Rad-RopeTM                                              1,316,854
Security deposits                                                               91,826
                                                                        ----------------
     TOTAL ASSETS                                                       $    3,349,962
                                                                        ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $    5,682,233
     Financial instruments                                                   1,465,103
     Current portion of notes payable                                          156,276
     Current portion of capital leases payable                                  74,219
     Secured convertible debenture, net of discount of $632,645              1,692,355
     Due to related parties                                                  1,800,889
     Due to officers                                                            23,005
     Due to others                                                           1,435,122
     Security deposits and escrowed funds                                       42,093
                                                                        -----------------
       TOTAL CURRENT LIABILITIES                                            12,371,295
                                                                        -----------------

Long term portion of capital leases payable                                     32,682
Long term portion of notes payable                                             254,210
Deferred rent                                                                1,019,109
                                                                        -----------------
     TOTAL LIABILITIES                                                      13,677,296
                                                                        -----------------

Commitments and contingencies

Minority interest - ITG subsidiary                                                 329

Series III convertible preferred stock, par value $1.00 - authorized
   500,000 shares, 265,000 shares issued and outstanding (liquidated
   value of $265,000)                                                          265,000
Series IV convertible preferred stock, par value $1.00 - authorized
   600,000 shares, 517,500 shares issued and outstanding (liquidation
   value $517,500)                                                             517,500
Series V convertible preferred stock, par value $1.00 - authorized
   500,000 shares, 479,867 shares issued and outstanding (liquidation
   value $479,867)                                                             479,867

STOCKHOLDERS' DEFICIENCY
     Common stock, par value $.001 - authorized 5,000,000,000 shares,
        1,107,807,353 shares issued and outstanding                          1,107,807
     Additional paid in capital                                              3,307,297
     Accumulated deficit                                                   (16,005,134)
                                                                        -----------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                        (11,590,030)
                                                                        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $    3,349,962
                                                                        =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                           For the nine months ended         For the three months ended
                                                                September 30,                       September 30,
                                                       --------------------------------   --------------------------------
                                                            2007              2006              2007             2006
                                                       --------------    --------------   --------------    --------------
Operating revenue:
   Revenue                                             $  12,511,486     $  12,974,567    $   4,517,736     $   5,273,639
                                                       --------------    --------------   --------------    --------------
     Total revenue                                        12,511,486        12,974,567        4,517,736         5,273,639
                                                       --------------    --------------   --------------    --------------
Operating expenses:
   Direct operating expenses                               8,383,219         8,661,163        2,947,503         3,394,243
   Selling, general and administrative                     6,143,885         5,590,575        1,855,101         1,889,012
                                                       --------------    --------------   --------------    --------------
     Total operating expenses                             14,527,104        14,251,738        4,802,604         5,283,255
                                                       --------------    --------------   --------------    --------------

Loss from operations                                      (2,015,618)       (1,277,171)        (284,868)           (9,616)

Other income (expense)
   Interest expense, net                                  (2,071,380)       (1,457,263)        (893,044)         (323,704)
   Rental income                                              95,000            89,800           30,000            37,050
   Change in value of financial instruments                2,455,180        (1,688,086)         159,618          (155,117)
   Minority interest - ITG                                       659                 -                -                 -
   Loss from debt extinguishment                                   -          (534,789)               -          (533,851)
   Other income (expenses)                                    26,377              (135)          15,845                 -
                                                       --------------    --------------   --------------    --------------
Total other income (expense)                                 505,837        (3,590,473)        (687,581)         (975,622)
                                                       --------------    --------------   --------------    --------------

Net loss before cumulative effect of change
   in accounting principle                                (1,509,782)       (4,867,644)        (972,449)         (985,238)

Cumulative effect on prior years of retroactive
   application of a change in accounting principle          (396,000)                -                -                 -
                                                       --------------    --------------   --------------    --------------

Net loss attributable to common stockholders           $  (1,905,782)    $  (4,867,644)   $    (972,449)    $    (985,238)
                                                       ==============    ==============   ==============    ==============

Net loss per common share, basic and diluted           $      (0.002)    $      (0.006)   $      (0.001)    $      (0.001)
                                                       ===============   ==============   ==============    ==============

Weighted average number of common shares used in
   the net (loss) income per share calculation         1,095,936,909       772,505,630    1,107,807,353       875,078,503
                                                       =============     ==============   ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                          2007                  2006
                                                                                   ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss attributable to common shareholders                                  $      (1,905,782)    $      (4,867,644)
     Cumulative effect of prior years of retroactive application of change
         in accounting principle                                                             396,000                     -
                                                                                   ------------------    ------------------
     Net loss before cumulative effect of change in accounting principle                  (1,509,782)           (4,867,644)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Interest expense for embedded derivative instruments                                      -               490,902
         Amortization of note discounts                                                    1,043,631               447,017
         Change in derivative liability due to accrued liquidated damages                    150,622                     -
         Mark to market on derivative instrument expense                                  (2,455,180)            1,688,086
         Depreciation and amortization                                                       134,080               121,266
         Deferred rent                                                                       (44,417)              196,274
         Issuance of shares for services                                                           -               250,000
         Bad debt expense                                                                     25,000                24,936
         Loss on extinguishment of debt                                                            -               534,789
         Amortization of deferred consulting costs                                                 -                20,000
         Minority interest                                                                      (658)                    -
     Changes in:
         Escrow held by factor                                                               238,051               (80,109)
         Escrow held by attorney                                                                   -                13,587
         Accounts receivable                                                                (323,839)             (260,292)
         Due from factor                                                                      76,906               200,911
         Prepaid expenses                                                                    264,009              (215,242)
         Accounts payable and accrued expenses                                             1,782,954              (375,231)
         Security deposits and escrowed funds                                                  1,580                 6,231
                                                                                   ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (617,043)           (1,804,519)
                                                                                   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Redemption of security deposits                                                               -                 3,171
     Payments received for security deposits                                                  (1,018)              (15,920)
     Proceeds from sale of property and equipment                                              1,917                     -
     Purchase of property and equipment                                                      (12,570)               (51369)
                                                                                   ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (11,671)              (64,118)
                                                                                   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments from related parties                                                               -                66,378
     Repayments from officers                                                                 23,005                   430
     Repayments to others                                                                   (130,087)                    -
     Proceeds received from others                                                                 -             1,192,500
     Advances from officers                                                                  (57,511)              (52,829)
     Proceeds received from related parties                                                  673,730               545,247
     Proceeds from notes payable                                                             150,000                     -
     Proceeds from secured debentures                                                              -               600,000
     Principal payments on convertible notes payable                                               -              (226,002)
     Principal payments on notes payable                                                    (125,790)             (213,920)
     Principal payments on capital leases payable                                            (49,734)              (56,338)
                                                                                   ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    483,613             1,855,466
                                                                                   ------------------    ------------------

Net decrease in cash                                                                        (145,101)              (13,171)
Cash, beginning of period                                                                    338,672               247,018
                                                                                   ------------------    ------------------
Cash, end of period                                                                $         193,571     $         233,847
                                                                                   ==================    ==================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest expense                                                              $       2,071,416     $       1,458,073
                                                                                   ==================    ==================
     Income taxes                                                                  $               -     $               -
                                                                                   ==================    ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
     Conversion of convertible notes payable to common stock                       $               -     $         350,290
                                                                                   ==================    ==================
     Conversion of secured debenture to common stock                               $               -     $         100,000
                                                                                   ==================    ==================
     Conversion of preferred stock to common stock                                 $               -     $         180,000
                                                                                   ==================    ==================
     Issuance of common stock for deferred consulting services                     $               -     $         120,000
                                                                                   ==================    ==================
     Discount on secured debenture                                                 $               -     $         600,000
                                                                                   ==================    ==================
     Distribution to officers                                                      $               -     $          15,439
                                                                                   ==================    ==================
     Write off of derivatives for convertible note payable and
        secured debenture due to conversion and payoffs                            $               -     $         291,584
                                                                                   ==================    ==================
     Write off of discount for convertible note payable and
        secured debenture due to conversion and payoffs                            $               -     $         154,204
                                                                                   ==================    ==================
     Issuance of common stock for settlement of trade payables                     $         100,000     $          21,784
                                                                                   ==================    ==================
     Purchase of equipment through capital lease                                   $         119,600     $          19,800
                                                                                   ==================    ==================
     Cumulative effect of accrued liquidated damages                               $         396,000     $               -
                                                                                   ==================    ==================
     Cancellation of shares in connection with deferred offering costs             $          10,000     $               -
                                                                                   ==================    ==================
     Conversion of trade payables into notes payable                               $         212,256     $               -
                                                                                   ==================    ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

            CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

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

The Company predominately operates as a non-asset based transportation provider of truckload and less-than-truckload ("LTL") transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also provides a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations and a U.S. Customs approved General Order warehouse operation which the Company began operating during the latter part of the second quarter of 2006. All of these leased facilities enhance and support the supply chain logistics needs of the Company's customers. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers' shipments into the United States, as well as storage of goods and recovery of goods damaged in transit.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. ("NMDT"), which has been accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT's assets consisted of a license to certain patent rights and cash. The Company intends to develop, with the licensor, a market-ready nuclear radiation detection device, called Rad-RopeTM, to service the logistics, transportation and general cargo industries. The Company anticipates that the development of a revised prototype will be completed by the end of 2007. The Company expects the prototype to be marketed by the middle of 2008, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

The Company's acquisition of NMDT was an asset acquisition, as NMDT had no revenues, operations, or employees prior to its acquisition by the Company. The assets acquired were an exclusive license to the technology and to make, sell and promote a nuclear material detection device and cash of $200,000, to be used to accelerate the commercialization of the technology.

The value of $1,316,854 was based on the value of the shares of common stock issued by the Company in this transaction, which the Company believed was justified based on the projected value of the acquired license and the underlying technology. The patent expires in 2025. The Company cannot accurately predict the value or eventual useful life of the patent in light of the continuing progress in the development of this technology. The current useful life of this technology is based on the remaining life of the patent and will be subject to periodic review for impairment, subsequent to being placed into service, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


The Company owns a 51% interest in Independent Transportations Group, Inc. ("ITG") and emplifyHR, an unrelated entity, owns a 49% interest. The financial statements of ITG are included in the Company's consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company's Condensed Consolidated
Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Company's Condensed Consolidated Balance Sheet.

In 2006, Cargo Connection became one of an exclusive number of companies that works closely with the Department of Homeland Security and Customs and Border Patrol ("CBP"). The Company has become the operator of the sole General Order warehouse for John F. Kennedy International Airport in New York City ("JFK"). General Order warehouses operate under specific provisions of the U.S. Code of Federal Regulations (the "CFP"). Applicable provisions of the CFP require merchandise to be considered General Order merchandise when it is taken into the custody by CBP.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had losses from operations of $2,015,618 and $1,277,171 for the nine months ended September 30, 2007 and 2006, respectively. The effect of the change in the value of the financial instruments are not included in these operational losses. The Company incurred a net loss attributable to common stockholders for the nine months ended September 30, 2007 of $1,509,782 prior to the cumulative effect of the adjustment for prior year's adjustment for compliance with EITF-00-19-2 and a net loss of $1,905,782 after the cumulative effect of such adjustment, as compared with a net loss of $4,867,644 for the nine months ended September 30, 2006.

The Company incurred a net loss attributable to common stockholders of $972,449 and $985,238 for the three months ended September 30, 2007 and 2006, respectively. The loss in the quarter ended September 30, 2007 was attributable to the change in value of the discount on the secured convertible debentures due to mark-to-market adjustments. The Company had losses from operations of $284,868 and $9,616 for the three months ended September 30, 2007 and 2006, respectively. The effect of the change in the value of the financial instruments are not included in these operational losses. The Company has a working capital deficiency of $10,752,825 as of September 30, 2007 and a stockholders' deficiency of $11,590,030 as of September 30, 2007 and expects that it will incur additional losses for the immediate future. To date, the Company has financed operations primarily through sales of its equity securities and issuance of debt instruments to related and unrelated parties.

As of September 30, 2007, the Company was obligated under an Investor Registration Rights Agreement, dated as of December 28, 2005 (the "Registration Rights Agreement"), between the Company and Montgomery Equity Partners, Ltd. ("Montgomery") to have filed and declared effective a Securities Act registration statement registering for resale the shares issuable upon conversion of outstanding debentures held of record by Montgomery and in the outstanding aggregate principal amount of $2,250,000 (see Note 12). The Registration Rights Agreement contains liquidated damages provisions relating to the failure of such registration statement to become effective by a specified date. Such registration statement was not declared effective by the specified date. The Company has previously accrued an aggregate $846,000 with respect to such liquidated damages provisions, of which $396,000 has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2, and $315,000 of which was accrued for the three months ended September 30, 2007. The total maximum liquidated damage liability cannot be determined until such time as the registration statement is declared effective. The registration statement which the Company previously filed has been withdrawn. If the Company is found to be in default of its obligations to have such registration statement declared effective, Montgomery could declare the full principal amount of the debentures, together with interest and other amounts owing thereunder, to become immediately due and payable. These debentures are secured by substantially all of the assets of the Company.

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

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual financial statements and reflect all adjustments, which include normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2007 or any other future fiscal period.

The Company's unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 4, 2007.

Certain   amounts  as  previously  reported for  the  period ended September 30,
2006 have been reclassified to conform to the current period's presentation.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible assets, such as patents or trademarks, that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expenses within the consolidated statement of operations for the subject accounting period. Alternatively, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company intends to conduct periodic impairment tests on intangible assets without a definitive life based on a comparison of the estimated fair value of the intangible asset to the carrying value of the intangible asset. If the carrying value exceeds the estimate of fair value, impairment will be calculated as the excess of the carrying value over the estimate of fair value.

VALUATION OF LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires that long-lived assets be evaluated at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the nine months ended September 30, 2007, there were no impairment charges relating to long-lived assets.

REVENUE RECOGNITION

The Company recognizes all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The Company recognizes warehouse services operations revenue upon the completion of those services. Costs related to such revenues are included in direct operating expenses. The Company presents taxes that are directly imposed on revenue-producing transactions by a governmental authority on a gross basis (i.e., included in revenues and costs).

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the outstanding amounts, net of the allowance for doubtful accounts. The Company uses estimates to determine its allowance for doubtful accounts based on the ability of its customers to make required payments, historical collections experience, current economic trends and a percentage of accounts receivable by aging category. The Company reviews available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. The Company continuously monitors collections and payments from its customers. When the Company deems it probable that an account of a specific customer will become uncollectible, that customer's account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") - an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses ("NOLs") and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company is in the process of preparing the Company's consolidated tax returns for the years ended December 31, 2004, 2005 and 2006 and does not anticipate any adverse effect from any of the filings thereof.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NET LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of September 30, 2007 and 2006, of 5,556,900,382 and 333,169,643, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. As of September 30, 2007, there were 1,107,807,353 shares of Common Stock outstanding, with a weighted average number of shares used for the net loss per share computation of 1,095,936,909 shares for the nine month period then ended and 1,107,807,353 shares for the three month period then ended.

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

DEFERRED RENT

The term of certain of the Company's lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS 13 "Accounting for Leases" the non-contingent rent increases are being amortized over the term of the leases on a straight line basis. Deferred rent of $1,019,109 represents the unamortized rent adjustment amount at September 30, 2007, and is reflected as deferred rent obligations in the consolidated balance sheets.

NOTE 5 - BUSINESS ACQUISITIONS

On August 29, 2007, the Company entered into a letter agreement with Fleet Global Services, Inc. ("Fleet") and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet. The Company expects that Fleet, a non-asset based carrier company, will increase revenue in the range of $25 to $50 million. The consummation of this transaction has been delayed, and no assurance can be given that it will be consummated, nor that financing for the transaction will be secured.

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

                     Cash              $   200,000
                     License             1,316,854
                                       ------------
                                       $ 1,516,854
                                       ============

NMDT was formed in November 2006 and acquired the License less than two weeks prior to its acquisition by the Company in December 2006. From the date of its formation through the date of its acquisition by the Company, NMDT had no employees, business operations or material liabilities. At the time of its acquisition by the Company, NMDT's only assets consisted of cash and the License.

The Company's acquisition of NMDT was an asset acquisition, as NMDT had no revenues, operations, or employees prior to its acquisition by the Company. The assets acquired were an exclusive license to the technology and to make, sell and promote a nuclear material detection device and cash of $200,000, to be used to accelerate the commercialization of the technology.

The value of $1,316,854 was based on the value of the shares of common stock issued by the Company in this transaction, which the Company believed was justified based on the projected value of the acquired license and the underlying technology. The patent expires in 2025. The Company cannot accurately predict the value or eventual useful life of the patent in light of the continuing progress in the development of this technology.

The   Company  and   the  licensor  of  the  License  are  in  the   process  of
finalizing the development of a marketable product, to be called Rad-RopeTM, which inspectors at transportation hubs can utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays. The Company anticipates that the development of a revised prototype will be completed by the end of the Company's current fiscal year ending December 31, 2007. The Company expects the prototype to be marketed by the middle of 2008, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

The Company cannot accurately predict the value or eventual actual useful life of the patent in light of the continuing progress in this area of technology. The current useful life of this technology is based on the remaining life of the patent and will be subject to periodic review for impairment, subsequent ot being placed into service, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

NOTE 7 - FACTORING FACILITIES

Cargo Connection has entered into an accounts receivable factoring facility pursuant to which the factor purchases certain accounts receivable and extends credit with a maximum borrowing amount of $2,000,000. The contract automatically renews annually unless either party provides 30 days' prior notice of cancellation. The facility provides for the purchase up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.6% as of September 30, 2007 and a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection must buy back the receivable from the factor. Cargo Connection must submit a minimum of $1,500,000 of eligible invoices in each calendar quarter. At September 30, 2007, $275,018 is due from the factor, which represents the reserve against submitted receivables. The escrow held by the factor, totaling $123,795, represents funds available to assist Cargo Connection in funding payments to independent carriers. The factor and the Company have an informal agreement, whereby the Company escrows funds that are to be used to pay for the services of outside transportation vendors. This is mainly due to the concerns of the factor for any of its transportation clients as to the potential default of payments by their Clients to outside transportation vendors to ensure that these funds are not diverted for other uses. At September 30, 2007, the total amount advanced by the factor was $1,087,767 which represents the proceeds from financing of accounts receivables sold. See Note 17.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized costs aggregating $853,831, less accumulated depreciation of $665,680, as of September 30, 2007, of which $69,839 of depreciation is attributed to the nine months ended September 30, 2007. The remaining obligations require monthly payments, including interest totaling $6,707. Interest rates on these leases range from 1.87% to 13.16%. These leases mature at various times through August 1, 2009. Certain lease obligations are guaranteed by certain executive officers of the Company.

As of September 30, 2007, the aggregate future minimum lease payments are as follows:

            Year Ending December 31,
            ------------------------
            2007 (three months)                                   $   24,985
            2008                                                      71,797
            2009                                                      10,119
                                                                  -----------
            Net present value of capital lease obligations           106,901
            Less current portion                                      74,219
                                                                  -----------
            Long-term portion                                     $   32,682
                                                                  ===========


NOTE 9 - DUE TO OTHERS

During the nine months ended September 30, 2007, the Company received cash advances of $100,000 from Triple Crown Consulting Co. As of November 9, 2007, these advances have been repaid in full.

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period or until a more formal agreement is put into place for the repayment of these funds. The Company is currently negotiating formal note agreements with the lenders listed below for their advances to the Company.

In  addition,  the  Company  has  entered   into   insurance  premium  financing
arrangements with two providers with balances due to the providers of $155,122 as of September 30, 2007.

The following table details Due to Others as of September 30, 2007:

        Loan from Ferro                       $     130,000
        Loan from RAKJ Holdings                     145,000
        Loan from Triple Crown                    1,005,000
                                              --------------
                                              $   1,280,000
                                              --------------

        Due to Insurance Financing Companies  $     155,122
                                              --------------
        Total account balance                 $   1,435,122
                                              ==============


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

In March 2004, Cargo International entered into a revolving term loan with its primary financial institution whereby Cargo International was granted a $100,000 line of credit that bears interest at a rate of prime plus 2-1/2% (10.75% at September 30, 2007). Cargo International made monthly interest only payments until December 15, 2006, when the line of credit terminated. At that time, the remaining balance became a note payable with a four year term. This obligation is collateralized by all of the assets of Cargo International and guaranteed by certain of the executive officers of the Company.

In January 2006, the Company issued a promissory note to National Semi-Trailer Corp. in the principal amount of $87,910 bearing interest at 10% per annum representing an accounts payable obligation due to National Semi-Trailer Corp. This note was to mature November 16, 2006, but was informally extended by the holder. In June 2007, the Company settled with National Semi-Trailer Corp. on a balance of $34,452, payable in three equal consecutive monthly installments commencing on June 15, 2007. As of September 30, 2007 such balance amount was fully repaid.

On April 10, 2007, Cargo International borrowed $50,000 from a related party to assist in short term cash flow needs of the Company. This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007. As of September 30, 2007, the principal balance of this note was repaid, plus accrued interest of $1,381.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. The note and accrued interest remained outstanding at September 30, 2007.

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009.

At September 30, 2007, future principal payments on the above notes are as follows:

        Year Ending December 31,
        2007 (three months)                 $  116,059
        2008                                    46,467
        2009                                   225,000
        2010                                    22,960
                                            -----------
                                            $  410,486
                                            ===========

The following table details the Notes Payable as of September 30, 2007:

        HSBC Bank                             $   81,293
        National Semi-Trailer                          -
        US-SBA                                    29,193
        Target Temporaries                       200,000
        Parkside Properties                      100,000
                                              -----------
        Total                                 $  410,486
        Less: Current portion:                   156,276
                                              -----------
        Long-term portion                     $  254,210
                                              ===========


NOTE 11 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company issued a secured convertible debenture to members of management (the "Management Note") in the amount of $75,000, bearing interest at 15% per year, maturing on September 30, 2006. The Management Note is convertible into Common Stock at a conversion price equal to the lesser of (a) $0.005 per share or (b) 75% of the lowest closing bid price of the Common Stock for the five trading days immediately preceding the conversion date. The holders of the Management Note have informally agreed to extend the due date of the Management Note to September 30, 2007. The Note has not been repaid as of this date.

The Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability." The embedded derivative feature includes the conversion feature within the Management Note and an early redemption option. The value of the embedded derivative liability, in the amount of $25,000 as of September 30, 2007 (see note 12), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Management Note. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or twelve months, and was fully amortized as of September 30, 2007.

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

     The Company has classified the Montgomery Warrant as a liability and recorded an associated interest expense effective December 28, 2005 to reflect that the Registration Rights Agreement, in connection with the issuance of the Montgomery Warrant and First Montgomery Debenture. The agreement requires the Company to pay liquidated damages under specified conditions, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the Montgomery Warrant to be classified as a liability until the earlier of the date the Montgomery Warrant is exercised or expires. In accordance with EITF 00-19, the Company has allocated a portion of the proceeds of the First Montgomery Debenture to the Montgomery Warrant based on their fair value. EITF 00-19 also requires that the Company revalue the Montgomery Warrant as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

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

The Second Montgomery Debenture is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Compound Embedded Derivative Liability." The embedded derivative feature includes the conversion feature within the debenture and an early redemption option. The value of the embedded derivative liability, in the amount of $1,437,342 as of September 30, 2007 (see note 12), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The total unamortized discount amount is $632,645 at September 30, 2007.

As of September 30, 2007, the Company has repaid $100,000 of principal due under the Montgomery Debentures. The Montgomery Debentures are presently stated on a net to fair value basis as follows:

        Secured Convertible Debentures - Montgomery..........  $    2,250,000
        Discount on Debentures...............................        (632,645)
                                                               ---------------
                                                               $    1,617,355
                                                               ===============

Pursuant  to  the Registration  Rights  Agreement,  Company  committed  to  file with the SEC, no later than 45 days from date of funding, a Registration Statement on Form SB-2 (the "SB-2 Registration Statement") with respect to the shares of Common Stock issuable upon conversion of the Montgomery Debentures and upon exercise of the Montgomery Warrant. The Company can be held in default under the Registration Rights Agreement, if the SB-2 Registration Statement is not declared effective by the Securities & Exchange Commission (the "SEC") within 150 days of the filing of the registration statement. There are liquidated damages provisions under the Registration Rights Agreement, should the SB-2 Registration Statement not be declared effective by the SEC within 120 days of filing the SB-2 Registration Statement. The SB-2 Registration Statement was filed in February 2006 (SEC File No: 333-131825). An amendment to the SB-2 Registration Statement was filed in July 2006. The SB-2 Registration Statement was not declared effective as of June 30, 2007. There is no limitation on the maximum amount of liquidated damages that the Company could incur as a result of the failure to have the SB-2 Registration Statement declared effective. In accordance with EITF-00-19-02, the Company has accrued, as of September 30,
2007,  the  aggregate  amount of  $846,000  as a  potential  liquidated  damages liability relating to the failure through such date to have the SB-2 Registration Statement declared effective. The liability accrues monthly at a rate equal to 2% of the outstanding principal amount due under the Montgomery Debentures. As of September 30, 2007, the rate of the liquidated damages liability is being calculated at $45,000 per month.

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

As of September 30, 2007, the Company the Secured Convertible Debentures are noted in the current liability section of the balance sheet and are presently stated on a net to fair value basis as follows:

    Secured Convertible Debentures - Montgomery Note.....   $    2,250,000
    Discount on Debentures...............................         (632,645)
    Secured Convertible Debenture - Management Note......           75,000
                                                            ---------------
                                                            $    1,692,355
                                                            ===============

NOTE 12 - FINANCIAL INSTRUMENTS ("COMPOUND EMBEDDED DERIVATIVE LIABILITY")

The effect of the mark-to-market adjustments associated with the financial instruments generated gains of $2,455,180 for the nine months ended September 30, 2007 and $159,618 for the three months ended September 30, 2007. In addition, interest expense associated with the derivative financial instruments totaled $1,761,408 for the nine month period ended September 30, 2007 and $744,422 for the three months ended September 30, 2007.

The following table details the liability for financial instruments as of September 30, 2007:

                         FINANCIAL INSTRUMENT LIABILITY
                      (FOR THE NINE MONTHS ENDED 9/30/2007)

                                 BALANCES                                             MARK TO          BALANCES
        FINANCIAL                  AS OF                               OTHER           MARKET            AS OF
  INSTRUMENT LIABILITY          12/31/2006         ADDITIONS        ADJUSTMENTS      ADJUSTMENTS        9/30/07
------------------------     ---------------  ----------------  ----------------  ---------------  ----------------

Management Note              $      142,890   $             -   $             -   $     (117,890)  $        25,000
Montgomery Note                   3,615,412                 -           150,622       (2,328,692)        1,437,342
Montgomery Warrants                  11,359                 -                 -           (8,598)            2,761
                             ---------------  ----------------  ----------------  ---------------  ---------------
Total Financial
   Instrument Liability      $    3,769,661   $             -   $       150,622   $   (2,455,180)  $     1,465,103
                             ==============   ================  ================  ===============  ===============

                         FINANCIAL INSTRUMENT LIABILITY
                     (FOR THE THREE MONTHS ENDED 9/30/2007)

                                 Balances                                            Mark to          Balances
        FINANCIAL                 AS OF                               OTHER           MARKET            AS OF
  INSTRUMENT LIABILITY          6/30/2007         ADDITIONS        ADJUSTMENTS      ADJUSTMENTS        9/30/07
------------------------     ---------------  ----------------  ----------------  ---------------  ----------------
Management Note              $       25,411   $             -   $             -   $         (411)  $        25,000
Montgomery Note                   1,593,730                 -                 -         (156,388)        1,437,342
Montgomery Warrants                   5,580                 -                 -           (2,819)            2,761
                             ---------------  ----------------  ----------------  ---------------  ---------------
Total Financial
   Instrument Liability      $    1,624,721   $             -   $             -   $     (159,618)  $     1,465,103
                             ==============   ================  ================  ===============  ===============

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant's contributions as per the provisions of the plan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on September 30, 2007 are as follows:

           Year Ended               Office and               Equipment
          December 31,            Warehouse Space            And Trucks
    -------------------------   --------------------        -------------

    2007 (three months)         $           415,905         $     28,814
    2008                                  1,620,166              115,688
    2009                                  1,510,062              117,424
    2010                                  1,342,179               89,055
    2011                                  1,301,316                    -
    2012                                  1,330,326                    -
    Thereafter                            2,116,096                    -
                                --------------------        -------------
                                $         9,636,050         $    350,981
                                ====================        =============

Rent expense charged to operations for office and warehouse space for the nine months ended September 30, 2007 and 2006 amounted to $1,219,198 and $954,597, respectively. See note 15 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the nine months ended September 30, 2007 and 2006 amounted to $440,811 and $425,018, respectively.

Rent expense charged to operations for office and warehouse space for the three months ended September 30, 2007 and 2006 amounted to $447,253 and $340,126, respectively. See note 15 for rent expense paid to related entities. Rent expense charged to operations for trucks and equipment for the three months ended September 30, 2007 and 2006 amounted to $135,525 and $147,248, respectively.

The Company recognizes rent expense based upon the straight-line method which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments, the amount of the liability for deferred rent was $1,019,109 at September 30, 2007.

LITIGATION

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Mr. Murray seeks damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years or $750,000. On February 27, 2007, the Company's motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. On or about July 10, 2007, the Company and Mr. Murray reached a settlement agreement. Under such settlement agreement, Mr. Murray delivered to the Company a general release in consideration for $20,000, payable by the Company in three equal consecutive monthly installments commencing on July 17, 2007. The Agreement has been satisfied in full as of September 30, 2007.

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

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. The parties have attempted to mediate the issue with no success and are awaiting a trial date. As part of the terms and conditions under the letter agreement entered into by both parties (See Note
5) on August 29, 2007, Fleet Global Services has agreed to pay $56,000 to Cargo Connection in settlement of this pending litigation.

On or about September 7, 2007, Rikki Hawkins-Fuller ("Hawkins"), a former employee, filed a verified complaint against the Company with the New York State Division of Human Rights, seeking an unspecified amount of damages for alleged unlawful discriminatory practices, under caption Rikki Hawkins-Fuller v. Cargo Connection Logistics, case no. 10114466 (State Division of Human Rights, State of New York, Hempstead, New York). The Company has responded to allegations in the verified complaint. Management believes that the Company has meritorious defenses to this claim and intends to vigorously defend this matter.

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

SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2007 and 2006, the Company had zero customers and two customers, respectively, which comprised more than 10% of its operating revenue. The two customers for the nine months ended September 30, 2006 accounted for 21% and 10% of total revenues, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company is owed $31,000 from employees of the Company. This receivable is non-interest bearing and does not have formal repayment terms. The Company anticipates full collection of this receivable within a one-year period.

As of September 30, 2007, the Company owes an aggregate $1,800,889 to related parties pursuant to non-interest bearing loans which have no formal repayment terms. The majority of this amount is for office and warehouse space due to one entity for the space the Company occupies in New York. The lease in New York is not collateralized by the Company and the related party is the master leaseholder for those premises and there are other tenants in the facility.

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

No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing has not made any rental payments under the Bensenville Lease although rent began to be accrued in February 2006; it being the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007. While the landlord has not demanded payment of the accrued rent from either Underwing or the Company, for the nine months ended September 30, 2007, the Company recorded an expense of $405,000, which reflects the Company's estimate of the outstanding obligations of Underwing under the Bensenville Lease for which it is liable under the Guaranty as of such date. The term of this lease obligation provides for scheduled escalations in the monthly rent. In accordance with SFAS 13 "ACCOUNTING FOR LEASES" the non-contingent rent increases for this lease are being amortized over the term of this lease on a straight line basis. Deferred rent of $444,000 represents the unamortized rent adjustment amount at September 30, 2007 for this lease, and is reflected as deferred rent obligations in the consolidated balance sheets.

The Company continues to assess the provisions of FIN 46-R "CONSOLIDATION OF VARIABLE INTEREST ENTITIES (REVISED DECEMBER 2003) - AN INTERPRETATION OF ARB NO. 51", which addresses consolidation by business enterprises of VIE's that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest, in regards to consolidating Underwing. Based on the Guaranty, the Company does not deem it necessary to consolidate Underwing at this time.

The Company rents warehouse space and equipment from related entities. For the nine months ended September 30, 2007 and 2006, rent expense charged to operations relating to these rentals totaled $851,583 and $616,510, respectively. For the three months ended September 30, 2007 and 2006, these rentals totaled $322,002 and $214,402 respectively. The leases contain various extension options and currently call for termination in February 2014.

On April 10, 2007, Cargo International borrowed $50,000 from a related party to assist in short term cash flow needs of the Company. This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007. As of September 30, 2007, the principal balance of this note was repaid, along with accrued interest of $1,381.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo Connection issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. The note and accrued interest remained outstanding at September 30, 2007.

In June 2007, the Company borrowed $100,000 from an entity controlled by a nephew of an executive officer of the Company in order to assist in short term cash flow needs of the Company. This informal loan provided for a weekly payment of $5,000 to be applied against the balance until the loan was paid off. The principal balance of this loan was repaid as of November 9, 2007. Other amounts previously borrowed from the entity continue to be outstanding without interet or formal negotiated payment terms.

NOTE 16 - STOCKHOLDERS' DEFICIENCY

On April 19, 2007, 105,263 shares of outstanding Common Stock were deemed returned to the Company and cancelled. The accounting for these shares is included in the number of shares outstanding as of September 30, 2007.

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

NOTE 17 - SUBSEQUENT EVENTS

On October 29, 2007, the Company entered into a letter of intent with Wells Fargo Business Credit ("WFBC") for accounts receivable purchase financing for its Cargo Connection Logistics Corp. operating subsidiary for the purpose of increasing its factoring capacity. The Company is in the process of taking the steps necessary to consummate this transaction, of which no assurance can be given.

Cargo Connection and AMB HTD Beacon Centre, LLC ("AMB", "Landlord") entered into a Lease Agreement, dated as of September 30, 2004, (the "Lease") for the Company's commercial use of the premises located at 8501 N.W. 17th Street, Suite 102, Miami, Florida 33126. The Lease calls for monthly payments in the amount of $22,320.04 for a sixty-five (65) month term. On October 26, 2007, Cargo Connection received a notice, dated October 25, 2007, from counsel for AMB that Cargo Connection failed to pay the monthly payments required pursuant to the terms of the Lease. The letter demanded that Cargo Connection pay a sum of $94,673 within five days in order to cure the default. The Company's failure to cure within five days entitles AMB to accelerate the entire amount of payments due, including past and future payments and to re-take possession of the leased premises. The total amount of the accelerated payments due to AMB will be approximately $620,421.97. Additionally, the Lease calls for the Company to pay all attorneys' fees and costs associated with the legal proceedings associated with the default. The Company has agreed in principal with AMB on a resolution of this matter, and is in the process of negotiating a settlement agreement.

On November 14, 2007, the Company issued a senior secured convertible subordinated debenture in the principal amount of $46,000 to YA Global Investments, L.P., which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2009, and initially is convertible into shares of the Company's common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company's common stock for the 10 year period prior to such conversion. This note is secured by substantially all the assets of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the quarter ended September 30, 2007 contained in this Quarterly Report on Form 10-QSB, and with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Annual Report") filed with the SEC on April 4, 2007 and with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 filed with the SEC on May 21, 2007 and for the quarter ended June 30, 2007 filed with the SEC on August 15, 2007.

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

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company's actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause the Company's actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
     o the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants), leases and other agreements
     o the ability to maintain adequate liquidity and produce sufficient cash flow to meet the Company's capital expenditure plans
     o the ability to attract and retain qualified management and other personnel
     o    the number and magnitude of customers
     o    changes in the competitive environment in which the Company operates
     o changes in, or the failure to comply with, government and regulatory policies
     o the ability to obtain regulatory approvals and to maintain approvals previously granted
     o uncertainty relating to economic conditions generally and particularly affecting the markets in which the Company operates
     o changes in the Company's business strategy, development plans or cost savings plans
     o the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
     o the ability to enter into strategic alliances or other business relationships
     o    the ability to overcome significant operating losses
     o the frequency and severity of accidents, particularly involving our trucking operations
     o    the ability to reduce costs
     o the ability to develop products and services and to penetrate existing and new markets
     o    technological developments and changes in the industry
     o    the risks discussed in item 1 "Risk Factors" in the Annual Report.

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

Effective December 6, 2006, the Company acquired NMDT, which holds the License to manufacture, use and sell products utilizing Patent Rights which are the subject of a pending patent application with the PTO. The Patent Rights relate to portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries. The Company believes that due to safety, political and economic pressures primarily resulting from the September 11, 2001 attack on the United States and the general increase in concerns about terrorist activities and threats, products based on technology such as that underlying the Patent Rights will be increasingly in demand within the logistics, transportation and general cargo industries.

The Company's acquisition of NMDT was an asset acquisition, as NMDT had no revenues, operations, or employees prior to its acquisition by the Company. The assets acquired were an exclusive license to the technology and to make, sell and promote a nuclear material detection device with a historical value of $25,000 and cash of $200,000, to be used to accelerate the commercialization of the technology.

The value of $1,316,854 was based on the value of the shares of common stock issued by the Company in this transaction, which the Company believed was justified based on the projected value of the acquired license and the underlying technology. The patent expires in 2025. The Company cannot accurately predict the value or eventual useful life of the patent in light of the continuing progress in the development of this technology. The current useful life of this technology is based on the remaining life of the patent and will be subject to periodic review for impairment, subsequent ot being placed into service, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


The Company and the licensor of the License are in the process of finalizing the development of a marketable product, to be called Rad-RopeTM, which inspectors at transportation hubs can utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays. The Company anticipates that the development of a revised prototype will be completed by the end of the Company's current fiscal year ending December 31, 2007. The Company expects the prototype to be marketed by the middle of 2008, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

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

The Company owns a 51% interest in ITG and emplifyHR, an unaffiliated third party, owns a 49% interest. The financial statements of ITG are included in the Company's consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet. The Company believes that ITG will attract independent contractors and other carriers to perform work on behalf of Cargo Connection, and thus to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool.

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

The Company's revenues in the first nine months of 2007 decreased by approximately 3.6%, as compared to the first nine months of 2006, primarily as a result of the lower transportation revenue generated in the Cargo Connection operating company. Although the Company's revenues for the nine months ended September 30, 2007 have decreased compared to revenues for the comparable 2006 period, in order to maintain operating growth over next year, management believes that the Company will still have to steer through many conditions which are outside of its control, such as a general lowering of demand for consumer products within the domestic economy along with higher energy costs, including fuel for the transportation-related equipment and the energy required to operate its facilities. The Company anticipates that revenues will increase in the fourth quarter during the current fiscal year as the Company continues to grow its customer base and continues to become less reliant on a few significant customers; however, no assurance can be given in this regard. The Company's General Order warehouse operation, which has now been fully integrated with the Cargo Connection operations, will need to generate additional sales and cultivate new customers in order for the Company to fully achieve major growth. The Company believes it is also beginning to see the results of two handling agreements it has obtained for its Illinois facility that became effective during the second quarter of 2007. In addition to those agreements, however, Cargo International's operations will need to generate significant increased revenue. Cargo International, in addition to producing revenue for its own division, has the opportunity to generate revenue for Cargo Connection's operations through cross-marketing customers' needs for domestic logistic services such as handling and transportation of their goods.

The Company intends to continue to explore other areas to become involved in that would be expected to complement the needs of customers within the industries in which it operates, either by adding additional services, helping to form entities that have specific attributes or through acquisitions.

On August 29, 2007, the Company entered into a letter agreement with Fleet Global Services, Inc. ("Fleet") and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet. The Company expects that Fleet, a non-asset based carrier company, will increase revenue in the range of $25 to $50 million. The Company expects that when the acquisition is completed, the combined business synergies that will be accomplished through the addition of Fleet will favorably impact the Company's operating profitability. The Company also expects that this transaction will benefit the Company's Independent Transport Group, LLC majority-owned subsidiary. The consummation of this transaction has been delayed, and no assurance can be given that it will be consummated, nor that financing for the transaction will be secured.

RESULTS OF OPERATIONS

The Company reports its results as one segment for reporting purposes. In the future, if NMDT and/or any other component of the Company's operations becomes a significant part of the Company's overall business, the Company will report results on a segmented basis.

Revenues from operations for nine months ended September 30, 2007:

     o were $12,511,486, compared with $12,974,567 for the nine months ended September 30, 2006. The decrease of $463,081, or 3.6%, in revenue was due to a decrease in direct trucking revenue, which more than offset additional revenue from the General Order warehouse business at the JFK facility, which Cargo Connection commenced operating in June 2006.

     o for the operating companies were $12,974,567, compared with $12,971,341 for the nine months ended September 30, 2006, resulting in a decrease of $464,062 or 3.6% primarily due to a decline in direct trucking revenue, which was partially offset by an increase in General Order warehouse business and an increase of $392,925, which was due to the commencement of operations at the Company's Illinois facility.

Revenues from operations for the three months ended September 30, 2007:

     o were $4,517,736, compared with $5,273,639 for the three months ended September 30, 2006, a decrease of $755,903, or 14.3%, primarily due to the decrease in direct trucking revenue offset in part by an increase of General Order warehouse business.

     o For the operating companies, declined $752,678, or 14.3%, to $4,517,735, compared with $5,273,639 for the three months ended September 30, 2006 due in part to a decrease in core line-haul transportation service associated with a lessening in demand for transportation services, which the Company believes may be related to a general lowering of demand for consumer products within the domestic economy, along with the Company's move away from reliance on customers that have granted underperforming margins, which was partially offset by revenues generated by the increase in the General Order warehouse operations at JFK that commenced in June 2006 and $277,538 of increased revenues from the Company's Illinois facility.

The Company anticipates additional local pickup and delivery revenue customers as a compliment to the Company's General Order warehouse business. In addition, the Company continues to expand its customer base so as not be as reliant on a few key customers as it had been in 2006 and Company anticipates that this will result in increased revenue.

Direct operating expenses for nine months ended September 30, 2007 were $8,383,219, as compared to $8,661,163 for the nine months ended September 30, 2006, a decrease of $277,944 or 3.2%. However, as a percentage of revenue, the direct expenses increased slightly to 67.0% in 2007 from 66.8% in 2006. The lower costs during the current fiscal period were due substantially to a $532,328 decrease in outside trucking and handling expenses, which more than offset, an increase of $94,582 in direct labor costs, $78,027 in truck, trailer expenses, $24,724 in warehouse expenses, and $39,909 in truck fuel costs due to the higher fuel prices.

Direct operating expenses for three months ended September 30, 2007 were $2,947,503 as compared to $3,394,243 for the three months ended September 30, 2006, a decrease of $446,740, or 13.2%. Direct operating expenses as a percentage of revenues increased to 65.2% from 64.4% the same period last year. This decrease in direct operating expenses was primarily a result of a decrease in additional truck and outside carrier costs of $677,762, which more than offset an increase in direct labor of $49,181, truck and trailer expenses of $29,507, truck fuel of $127,390, and $15,682 in warehouse expenses.

Selling, general and administrative expenses increased by $553,310, or 9.9%, to $6,143,885 as compared with $5,590,575 for nine months ended September 30, 2006. This increase was primarily a result of an increase in rent expense of $399,000, an increase in salaries and wages of $539,936, an increase in repairs and maintenance costs of $31,617, an increase in utilities costs of $51,420, an increase in equipment lease costs of $18,079, and increased payroll expenses of $41,114, which more than offset a decrease in bad debt expenses of $157,468, a $35,000 decrease in selling expenses, a decrease of $362,581 in professional and consulting fees due to the Company expending less funds associated with exploring the overseas markets than it did in early 2006, and reduced accounting and legal fees. The increase in salaries and wages was primarily due to higher wage costs for managers, supervisors and administrative personnel caused by the additional General Order warehouse and local pickup and delivery business at the JFK facility. In addition, the Company has incurred additional salaries relating to the commencement in Cargo International's business in Illinois.

Selling, general and administrative expenses were $1,855,101 for the three months ended September 30, 2007, compared with $1,889,012 for the three months ended September 30, 2006, a decrease of $33,911, or 1.8%, primarily as a result of a decrease in equipment rentals of $8,745, a decrease in insurance expenses of $49,968 due to better premiums obtained by the Company, a decrease in office expenses of $6,845, and a decrease in selling expenses of $5,385, which more than offset an increase in depreciation expenses of $5,516, an increase in salaries of $36,116, an increase in professional fees of $60,679, an increase in rent expense of $7,544, and an increase in utilities of $4,364.

The Company's net amount of interest and financing expenses was $2,071,380 for the nine months ended September 30, 2007, as compared to $1,457,263 for the nine months ended September 30, 2006. This increase of $614,117 or 42.1% primarily was the result of the recording of an increase in interest financing expenses in compliance with EITF 00-19-02 relating to the secured debentures.

Interest and financing expense amounted to $893,044 for the three months ended September 30, 2007, as compared to $323,704 for the three months ended September 30, 2006. The increase of $569,340, or 175.8% was primarily due to the amortization of debt discount for the secured debentures and the accrued interest expense associated with the new notes payable that the Company has issued.

For the nine months ended September 30, 2007, the Company incurred a net loss of $1,509,782 before the cumulative effect of an accounting change, compared to a net loss before the cumulative effect of an accounting change of $4,867,644 for the nine months ended September 30, 2006. The decrease of $3,357,862, or 222.4% was due primarily to a benefit from the change in value of financial instruments of $4,143,266 which relates to financial instrument market price adjustments, a decrease in direct operating expenses of approximately $278,000, a decrease in other expenses of $46,957 and a decrease in revenue of approximately $463,000, which more than offset an increase in indirect operating expenses of approximately $553,000.

As a result of the foregoing, the Company had net loss for the three months ended September 30, 2007 of $972,449, compared to a net loss of $985,238 for the three months ended September 30, 2006. This improvement in results of $12,789 for the three months ended September 30, 2007 primarily was due to a benefit from the change in value of financial instruments of $314,735 which relates to financial instrument market price adjustments, a decrease in direct operating expenses of approximately $447,000 and decrease in indirect operating expenses of $33,911, which more than offset an increase in other expenses of $261,347 and a decrease in revenue of approximately $756,000 from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $9.1 million as of September 30, 2007. The Company has devoted substantially all of its efforts to increasing revenues, achieving profitability, obtaining long-term financing and raising capital. To date, the Company has successfully increased its revenues since the reverse merger transaction was consummated in May 2005 and raised capital to assist in meeting its working capital needs. The Company is continuing to seek available capital. If the Company is not successful in continuing to raise working capital through equity and debt financing, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

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

The Company's available cash at September 30, 2007 was $193,571. In addition, there is an available $123,795 in escrowed funds being held by the Company's factor that is used to assist in the payment of transportation costs.

The Company used net cash in operating activities of $617,043 for the nine-month period ended September 30, 2007, compared with $1,804,519 for 2006, a decrease of $1,238,155 or 68.6%.

To assist with the Company's short term cash flow needs, the Company received an aggregate of $150,000 from a related party during April 2007. The Company issued a promissory note for this amount at an interest rate of 12% maturing in July 2007. During the three-month period ended September 30, 2007, this was repaid in full. In June 2007, the Company also received a $100,000 loan from an investor with an informal repayment term of $5,000 per week.

Cargo Connection and AMB HTD Beacon Centre, LLC ("AMB", "Landlord") entered into a Lease Agreement, dated as of September 30, 2004, (the "Lease") for the Company's commercial use of the premises located at 8501 N.W. 17th Street, Suite 102, Miami, Florida 33126. The Lease calls for monthly payments in the amount of $22,320.04 for a sixty-five (65) month term. On October 26, 2007, Cargo Connection received a notice, dated October 25, 2007, from counsel for AMB that Cargo Connection failed to pay the monthly payments required pursuant to the terms of the Lease. The letter demanded that Cargo Connection pay a sum of $94,673.43 within five days in order to cure the default. The Company's failure to cure within five days entitles AMB to accelerate the entire amount of payments due, including past and future payments and to re-take possession of the leased premises. The total amount of the accelerated payments due to AMB will be approximately $620,421.97. Additionally, the Lease calls for the Company to pay all attorneys' fees and costs associated with the legal proceedings associated with the default. The Company has agreed in principal with AMB on a resolution of this matter, and is in the process of negotiating a settlement agreement.

On November 14, 2007, the Company issued a senior secured convertible subordinated debenture in the principal amount of $46,000 to YA Global Investments, L.P., which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2009, and initially is convertible into shares of the Company's common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company's common stock for the 10 year period prior to such conversion. This note is secured by substantially all the assets of the Company.

At June 30,  2007,  the  Company was  obligated  under the  Registration  Rights
Agreement between the Company and Montgomery to have filed and declared effective the SB-2 Registration Statement registering for resale shares of Common Stock issuable upon conversion of the Montgomery Debentures, currently in the outstanding principal amount of $2,250,000, and upon exercise of the Montgomery Warrant. The Registration Rights Agreement contains liquidated damages provisions relating to the failure of the SB-2 Registration Statement to be declared effective by the SEC no later than a specified date. The SB-2 Registration Statement was not declared effective by the specified date. The Company has accrued an aggregate $846,000 as a potential liquidated damages liability as of September 30, 2007, which has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. The ultimate amount of potential damages liability cannot be determined at this time because damages are determined based upon the length of non-compliance and no maximum amount is provided in the Registration Rights

Agreement. If the Company is found to be in default of its obligations to have the SB-2 Registration Statement declared effective, the holder of the Montgomery Debentures could declare the full principal amount of the Montgomery Debentures, together with interest and other amounts owing thereunder, to become immediately due and payable. The Montgomery Debentures is secured by substantially all of the assets of the Company.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurances that information which is required to be disclosed is accumulated and communicated to management in a timely manner. As of September 30, 2007 the Company's Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). The Certifying Officers have concluded that the disclosure controls and procedures are effective as of September 30, 2007. Furthermore, the Certifying Officers concluded that the Company's disclosure controls and procedures in place were designed to ensure that information required to be disclosed by the Company, in reports that the Company files or submits under the Exchange Act, is
(a) recorded, processed, summarized and reported on a timely basis in accordance with applicable SEC rules and regulations; and (b) accumulated and communicated to the Company's management, including the Certifying Officers and other persons that perform similar functions, if any, to allow the Company to make timely decisions regarding required disclosure in the Company's periodic filings.

ITEM 3A(T). CONTROLS AND PROCEDURES

There have been no significant changes in the Company's internal controls and procedures or other factors that could significantly affect such controls and procedures during the quarter ending September 30, 2007 and there were no such control actions taken during the quarterly period ending September 30, 2007.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

LITIGATION

On or about November 17, 2006, Daniel Murray ("Murray"), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Mr. Murray seeks damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years or $750,000. On February 27, 2007, the Company's motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. On or about July 10, 2007, the Company and Mr. Murray reached a settlement agreement. Under such settlement agreement, Mr. Murray delivered to the Company a general release in consideration for $20,000 to be paid in three equal consecutive monthly installments commencing on July 17, 2007. The Agreement has been satisfied.

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

On or about September 7, 2007, Rikki Hawkins-Fuller ("Hawkins"), a former employee, filed a verified complaint against the Company with the New York State Division of Human Rights, seeking an unspecified amount of damages for alleged unlawful discriminatory practices, under caption Rikki Hawkins-Fuller v. Cargo Connection Logistics, case no. 10114466 (State Division of Human Rights, State of New York, Hempstead, New York). The Company has responded to allegations in the verified complaint. Management believes that the Company has meritorious defenses to this claim and intends to vigorously defend this matter.

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

On November 14, 2007, the Company issued a senior secured convertible subordinated debenture in the principal amount of $46,000 to YA Global Investments, L.P., which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2009, and initially is convertible into shares of the Company's common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company's common stock for the 10 year period prior to such conversion. This note is secured by substantially all the assets of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER       DESCRIPTION
--------     -----------
 10.1        Promissory  Note,  dated June 30, 2007,  in the principal amount of
             $200,000,  payable to Target Temporaries, Inc.

 10.2 Letter Agreement, dated as of August 30, 2007, between Cargo Connection Logistics Holding, Inc. and Fleet Global Services, Inc. (Incorporated by reference as Exhibit 10.1 to the Company's Report on Form 8-K (Date of Report: September 5, 2007), filed with the SEC on September 5, 2007).

 10.3 Term Sheet, dated October 29, 2007, by and between Wells Fargo Business Credit and Cargo Connection Logistics, Inc.

 10.4 Senior Secured Convertible Debenture, dated November 14, 2007 by and between Cargo Connection Logistics Holding, Inc. and YA Global Investments, L.P.

 31.1        Certification of Chief Executive Officer, dated November 14, 2007.

 31.2        Certification of Chief Financial Officer, dated November 14, 2007.

 32.1        Certification of Chief Executive Officer, dated November 14, 2007.

 32.2        Certification of Chief Financial Officer, dated November 14, 2007.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2007

CARGO CONNECTION LOGISTICS HOLDING, INC.



By:                  /s/ Scott Goodman
   -----------------------------------------------------
                       Scott Goodman
    Chief Financial Officer and Chief Operating Officer
              (Principal Accounting Officer)