Form 10KSB/A
period 2006-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2007-11-27
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-28223

                    CARGO CONNECTION LOGISTICS HOLDING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA                                                      65-0510294
-------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               600 BAYVIEW AVENUE,
                               -------------------
                             INWOOD, NEW YORK, 11096
                             -----------------------
                    (Address of principal executive offices)

                                 (516) 239-7000
                                 --------------
                           (Issuer's Telephone Number)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

Issuer's revenues for the fiscal year ended December 31, 2006: $17,927,544.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 31, 2007 based upon the average bid and asked price as of such date, was $4,466,616.

The Registrant's common stock outstanding as of March 31, 2007, was 1,132,915,583 shares.

Transitional Small Business Disclosure Format (Check One): Yes[  ] No[X]

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 on Form 10-KSB/A amends the Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Original Report") of Cargo Connection Logistics Holding, Inc. (the "Company"), which has filed with the Securities and Exchange Commission on April 4, 2007, and is being filed with respect to Item 7.

We have prepared this Amendment No. 1 to provide the disclosures referred to above. We have not updated other parts of the Form 10-KSB. For additional information on subsequent events, the reader should refer to the Forms 10-QSB and 8-K we have filed in 2007. Changes made in this amendment include:

ITEM 7.  FINANCIAL STATEMENTS

Note 20- Related Party Transactions
-----------------------------------

We have added additional disclosure regarding the accounting treatment of the deferred rent pursuant to a sublease between Underwing International, LLC and Cargo Connection Logistics Holding, Inc.

Note 23 - Change in Classification and Clarification of Financial Statements for the Year Ended December 31, 2005
--------------------------------------------------------------------------------

We have added disclosure regarding reclassification to clarify disclosures relating to the number of outstanding shares in the Statement of Stockholders' Deficit to be consistent with the recapitalization associated with the reverse merger of Cargo Connection Logistics Holding, Inc. and Championlyte Holdings, Inc.

ITEM 7.  FINANCIAL STATEMENTS.

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

  /s/ Friedman LLP
----------------------------
Friedman LLP
East Hanover, New Jersey
April 4, 2007, except for Notes 20 and 23, as to which the date is November 26, 2007

NOTE 20- RELATED PARTY TRANSACTIONS

The Company is due amounts from an officer in the amount of $30,500, which is included in these consolidated financial statements. The receivable is non-interest bearing and does not have formal repayment terms. Management anticipates full collection of these amounts within a one-year period.

The Company owes amounts to officers in the amount of $57,011 and other related entities which are not included in these consolidated financial statements, but which are controlled by the Company's stockholders. The total amount currently due to the related party entities is $1,163,387 and are non-interest bearing and bear no formal repayment terms.

The Company rents warehouse space and equipment from related entities. For the twelve months ended December 31, 2006 and 2005, rent expense charged to operations related to these rentals totaled approximately $909,912 and $803,524 respectively. The leases contain various options for extending and terminate in February 2014.

The Company and its related parties are guaranteeing a lease for a 92,000 square foot facility located in Bensenville, Illinois for Underwing International. There is $495,000 in other expenses booked as of December 31, 2006 for guaranteed rental expense on the Company's statement of operations.

No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing has not made any rental payments under the Bensenville Lease although rent began to be accrued in February 2006; it being the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007. While the landlord has not demanded payment of the accrued rent from either Underwing or the Company, for the fiscal year ended December 31, 2006, the Company recorded an expense of $495,000, which reflects the Company's estimate of the outstanding obligations of Underwing under the Bensenville Lease for which it is liable under the Guaranty as of such date. The term of this lease obligation provides for scheduled escalations in the monthly rent. In accordance with SFAS 13 "Accounting for Leases" the non-contingent rent increases for this lease are being amortized over the term of this lease on a straight line basis. Deferred rent of $471,000 represents the unamortized rent adjustment amount at December 31, 2006 for this lease, and is reflected as deferred rent obligations in the consolidated balance sheets.

Cargo Connection Logistics Corp. and Cargo Connection Logistics- International, Inc. (f/k/a Mid-Coast Management, Inc.), the Company's two wholly owned subsidiaries, have had transactions with a related party. The transactions were with CDI Management, Inc., which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. CDI furnished both rental property and equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year            Rental Property       Equipment Leases
------------------------------------------------------

2006            $516,825              $28,800
2005            $500,420              $28,800
2004            $461,680              $28,800

Cargo Connection Logistics Corp. has had transactions with a related party. The transactions were with Underwing International, LLC, which is controlled by Jesse Dobrinsky, Scott Goodman, John L. Udell and Jay Finkelstein. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of the Company. Mr. Udell is an officer and shareholder of our Company. Mr. Finkelstein is a shareholder of our Company. Underwing furnished equipment leases for Cargo Connection Logistics Corp. The transactions for the past three years were:

Year            Equipment Leases
--------------------------------

2006            $4,800
2005            $4,800
2004            $4,800

Cargo Connection Logistics Holding, Inc. has had transactions with a related party. In October, 2005, Cargo Connection Logistics Holding, Inc. was loaned $75,000 by certain officers of the Company. This loan is collateralized through a convertible note at an interest rate of 15%. The certain officers are Jesse Dobrinsky, Scott Goodman and John L. Udell. Messrs. Dobrinsky and Goodman are officers, directors and shareholders of our Company. Mr. Udell is an officer and shareholder of our Company.

Cargo Connection Logistics Holding, Inc. has had transactions with related parties. On October 27, 2005, Cargo Connection Logistics received funds through the sale of certain preferred stock of the Company. The Company received $100,000 from certain officers of the Company in return for the issuance of Series III Preferred Stock. The certain officers are Jesse Dobrinsky and John L. Udell. Mr. Dobrinsky is an officer, director and shareholder of our Company. Mr. Udell is an officer and shareholder of our Company.

NOTE 23. - CHANGE IN CLASSIFICATION  AND  CLARIFICATION  OF FINANCIAL STATEMENTS
           FOR THE YEAR ENDED DECEMBER 31, 2005

          The consolidated financial statements for the year ended December 31, 2005 have been reclassified to clarify the presentation of the consolidated statement of stockholders' deficiency at December 31, 2004, pursuant to comments received from the Securities and Exchange Commission, as follows:

               (1) The balance of stockholders' deficiency at January 1, 2004 (as retroactively stated) excluded a gain on extinguishment of debt of $482,883 for Championlyte Holdings, Inc. (the acquiree). The balance of the total stockholders' deficiency did not cross foot because of an omission. The balance has been corrected in the accumulated deficit as part of the recapitalization transaction effectuated on May 11, 2005.
               (2) Upon evaluation of the embedded derivative instruments relating to the secured convertible notes, a reclassifying adjusting entry of $99,183 was made to accumulated deficit to account for all cumulative entries recorded for 2003 and 2004. This amount had not been included in the originally stated accumulated deficit and stockholders' deficiency balances at December 31, 2004, and is now so reflected.
               (3) The issuance of the Company's common stock in connection with the reverse merger is now included in the retroactively stated balance at January 1, 2004. The new presentation shows this transaction as a separate line item on the consolidated statement of stockholders' deficiency.
               (4) The recapitalization in connection with the reverse acquisition of Championlyte Holdings, Inc. is now included in the retroactively reclassified balance at January 1, 2004. The new presentation shows this transaction as a separate line item on the consolidated statement of stockholders' deficiency.

          The result of the restatements had no effect on the Company's consolidated balance sheet and the consolidated statements of operations. There was also no change in the Company's net loss for the year ended December 31, 2005.

          For the year ended December 31, 2005, the effects of the restatement on the Company's statement of stockholders' deficiency are as follows:

                                                                                         Series III                 Series IV
                                                                                   Convertible Preferred      Convertible Preferred
                                                          Common Stock                     Stock                      Stock
                                                   -------------------------  ------------------------- --------------------------
                                                      Shares       Amount        Shares        Amount      Shares        Amount
                                                   ------------ ------------  ------------ ------------ ------------  ------------
Balance January 1, 2004 (retroactively stated)     292,284,467      292,284       165,000      165,000      125,000       125,000

Net loss                                                    -            -             -            -            -             -

                                                   ------------ ------------  ------------ ------------ ------------  ------------
Balance December 31, 2004 (retroactively stated)   292,284,467      292,284       165,000      165,000      125,000       125,000

Gain on extinguishment of debt included in
retroactively stated stockholders'
deficiency above                              (1)           -             -            -             -            -             -

Cumulative effect of embedded derivative
instruments related to secured convertible
notes for the years ended December 31, 2003
and 2004                                      (2)           -             -            -             -            -             -

Issuance of common stock in connection with
reverse merger                                (3) (239,599,127)    (239,599)           -             -            -             -

Recapitalization in connection with reverse
acquisition of Championlyte Holdings, Inc.
(n/k/a CRGO)                                  (4)  (52,681,240)     (52,641)     (165,000)    (165,000)    (125,000)     (125,000)

                                                   ------------ ------------  ------------ ------------ ------------  ------------
Restated balance December 31, 2004                       4,100  $        44             -  $         -            -   $         -
                                                   ============ ============  ============ ============ ============  ============

                                                          Additional     Deferred                           Total
                                                           Paid-in       Offering       Accumulated      Stockholders'
                                                           Capital         Costs          Deficit         Deficiency
                                                          ----------     ----------    --------------    -------------
Balance January 1, 2004 (retroactively stated)            $       -      $ (10,000)    $  (2,755,119)    $ (2,665,718)

Net loss                                                                                    (852,362)        (852,362)

                                                          ----------     ----------    --------------    -------------
Balance December 31, 2004 (retroactively stated)          $              $ (10,000)    $  (3,607,481)    $ (3,518,080)

Gain on extinguishment of debt included in
retroactively stated stockholders' deficiency above  (1)          -              -                 -          482,883

Cumulative effect of embedded derivative
instruments related to secured convertible notes
for the years ended December 31, 2003 and 2004       (2)          -              -           (99,183)         (99,183)

Issuance of common stock in connection with
reverse merger                                       (3)    239,599              -                 -                -

Recapitalization in connection with reverse
acquisition of Championlyte Holdings, Inc. (n/k/a
CRGO)                                                (4)   (199,315)        10,000         2,735,283        2,203,327

                                                          ----------     ----------    --------------    -------------

Restated balance December 31, 2004                        $  40,284      $       -     $    (971,381)    $   (931,053)
                                                          ==========     ==========    ==============    =============

The reclassification statement of stockholders' deficiency for the year ended December 31, 2005 is as follows:

           CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                        Series III                Series IV
                                                                                        Convertible              Convertible
                                                               Common Stock           Preferred Stock           Preferred Stock
                                                       ------------------------- ------------------------- -------------------------
                                                          Shares       Amount       Shares       Amount      Shares        Amount
                                                       ------------ ------------ ------------ ------------ ------------ ------------
Restated balance December 31, 2003                     239,599,127           44

Cargo Connection Logistics Corp.                             4,000            4            -            -            -            -

Mid-Coast Management, Inc.                                     100           40            -            -            -            -
                                                       ------------ ------------ ------------ ------------ ------------ ------------

Reclassified balance at December 31, 2004                    4,100  $        44            -   $        -            -  $         -
                                                       ------------ ------------ ------------ ------------ ------------ ------------
Issuance of common stock in connection with
 reverse merger                                        239,599,127      239,599            -            -            -            -

Recapitalization in connection with reverse
  acquisition of Championlyte Holdings, Inc.
  (n/k/a CRGO)                                          52,681,240       52,641      165,000      165,000      125,000      125,000
                                                       ------------ ------------ ------------ ------------ ------------ ------------

Restated balance at May 12, 2005                       292,284,467  $   292,284      165,000  $   165,000      125,000  $   125,000
                                                       ------------ ------------ ------------ ------------ ------------ ------------
                                                         1,529,431        1,529            -            -            -            -
Conversion of convertible notes payable to
 common stock

Conversion of convertible notes payable to
 common stock                                            3,125,000        3,125            -            -            -            -

Issuance of shares for payment of debt                  23,134,183       23,134            -            -            -            -

Issuance of shares for payment of services                 100,000          100            -            -            -            -

Issuance of shares for payment of debt                   1,300,000        1,300            -            -            -            -

Issuance of shares for payment of services               3,000,000        3,000            -            -            -            -

Sale of preferred stock for cash                                 -            -            -            -       40,000       40,000

Conversion of preferred stock to common stock           67,000,000       67,000            -            -      (25,000)     (25,000)

Conversion of convertible notes payable to
 common stock                                           20,661,416       20,662            -            -            -            -

Sale of preferred stock for cash                                 -            -            -            -      350,000      350,000

Conversion of preferred stock to common stock           50,000,000       50,000            -            -      (25,000)     (25,000)

Conversion of convertible notes payable to
 common stock                                            9,682,863        9,683            -            -            -            -

Issuance of shares for payment of debt                  11,164,491       11,165            -            -            -            -

Issuance of shares for payment of services               5,072,896        5,073            -            -            -            -

Sale of preferred stock for cash                                 -            -            -            -      100,000      100,000

Conversion of preferred stock to common stock           25,000,000       25,000            -            -      (12,500)     (12,500)

Conversion of convertible notes payable to
 common stock                                            5,613,320        5,613            -            -            -            -

Conversion of convertible notes payable to
 common stock                                            3,681,908        3,682            -            -            -            -

Issuance of shares for payment of services                 934,401          934            -            -            -            -

Sale of preferred stock for cash                                 -            -       100,000     100,000            -            -

Conversion of convertible notes payable to
 common stock                                            5,244,707        5,245            -            -            -            -

Issuance of shares for payment of services               8,097,793        8,098            -            -            -            -

Issuance of shares for payment of services                 438,782          439            -            -            -            -

Net loss                                                         -            -            -            -            -            -
                                                       ------------ ------------ ------------ ------------ ------------ ------------
Balance at December 31, 2005                           537,065,658  $   537,066      265,000  $   265,000      552,500  $   552,500
                                                       ===========  ============ ============ ============ ============ ============


                                                        Additional      Deferred                          Total
                                                          Paid-in       Offering       Accumulated     Stockholders'
                                                          Capital         Costs          Deficit        Deficiency
                                                       ------------    ------------    ------------    ------------
Restated balance December 31, 2003

Cargo Connection Logistics Corp.                             9,435               -        (697,469)       (678,030)

Mid-Coast Management, Inc.                                  20,849               -        (273,911)       (253,022)
                                                       ------------    ------------    ------------    ------------

Reclassified balance at December 31, 2004              $    40,284     $         -     $  (971,381)    $  (931,053)
                                                       ------------    ------------    ------------    ------------
Issuance of common stock in connection with
  reverse merger                                          (239,599)              -               -               -

Recapitalization in connection with reverse
 acquisition of Championlyte Holdings, Inc.
 (n/k/a CRGO)                                              199,315         (10,000)     (2,735,283)     (2,203,327)
                                                       ------------    ------------    ------------    ------------

Restated balance at May 12, 2005                       $         -     $   (10,000)    $(3,706,664)    $(3,134,380)
                                                       ------------    ------------    ------------    ------------
Conversion of convertible notes payable to
 common stock                                               24,471               -               -          26,000

Conversion of convertible notes payable to
 common stock                                               46,875               -               -          50,000

Issuance of shares for payment of debt                     518,144               -               -         541,278

Issuance of shares for payment of services                   1,400               -               -           1,500

Issuance of shares for payment of debt                      24,700               -               -          26,000

Issuance of shares for payment of services                  27,000               -               -          30,000

Sale of preferred stock for cash                                 -               -               -          40,000

Conversion of preferred stock to common stock              (42,000)              -               -               -

Conversion of convertible notes payable to
 common stock                                               72,940               -               -          93,602

Sale of preferred stock for cash                                 -               -               -         350,000

Conversion of preferred stock to common stock              (25,000)              -               -               -

Conversion of convertible notes payable to
 common stock                                               43,992               -               -          53,675

Issuance of shares for payment of debt                     145,138               -               -         156,303

Issuance of shares for payment of services                  58,511               -               -          63,584

Sale of preferred stock for cash                                 -               -               -         100,000

Conversion of preferred stock to common stock              (12,500)              -               -               -

Conversion of convertible notes payable to
 common stock                                               47,387               -               -          53,000

Conversion of convertible notes payable to
 common stock                                               22,276               -               -          25,958

Issuance of shares for payment of services                   6,957               -               -           7,891

Sale of preferred stock for cash                                 -               -               -         100,000

Conversion of convertible notes payable to
 common stock                                               23,077               -               -          28,322

Issuance of shares for payment of services                  23,902               -               -          32,000

Issuance of shares for payment of services                   1,561               -               -           2,000

Net loss                                                         -               -      (4,527,363)     (4,527,363)
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 2005                           $  1,008,831    $   (10,000)    $(8,234,027)    $ (5,880,629)
                                                       =============   ============    ============    =============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 27, 2007

                             CARGO CONNECTION LOGISTICS HOLDING, INC.


                             By:  /s/ Jesse Dobrinsky
                                ------------------------------------------------
                                Jesse Dobrinsky
                                President and Chief Executive Officer (Principal Executive Officer)




                             By:   /s/ Scott Goodman
                                ------------------------------------------------
                                Scott Goodman, Chief Financial Officer and Chief Operating Officer (Principal Accounting and Financial Officer)

Exhibit Number      Description
--------------      -----------

31.1                Certification Pursuant to  Section 302 of the Sarbanes-Oxley
                    Act of 2002

31.2                Certification Pursuant to Section 302 of  the Sarbanes-Oxley
                    Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002