Form 10KSB
period 2007-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2008-03-31
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED

DECEMBER 31, 2007

Commission File No. 0-28223

CARGO CONNECTION LOGISTICS HOLDING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0510294
(State or other jurisdiction	(I.R.S. Employer
Incorporation or organization)	Identification No.)

600 Bayview Avenue

Inwood, New York 11096

(Address of Principal Executive Offices)

(516) 239-7000

(Issuer Telephone Number)

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X|	No	| [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12B-2 of the Exchange Act.

Yes	[ ]	No	|X|

Revenues for year ended December 31, 2007: $17,212,765

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of February 29, 2008, was: $1,120,582

Number of shares of the registrant’s Common Stock outstanding as of February 29, 2008 is: 1,258,310,353.

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Annual Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to the current events and financial performance. Readers can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimates,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, the Company also provides forward-looking statements in other material the Company releases to the public or files with the SEC, as well as oral forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-KSB under the heading “Risk Factors”.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company’s actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause the Company’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants), leases and other agreements
•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet the Company’s capital expenditure plans
•	the ability to attract and retain qualified management and other personnel
•	the number and magnitude of customers
•	changes in the competitive environment in which the Company operates
•	changes in, or the failure to comply with, government and regulatory policies
•	the ability to obtain regulatory approvals and to maintain approvals previously granted
•	uncertainty relating to economic conditions generally and particularly affecting the markets in which the Company operates
•	changes in the Company’s business strategy, development plans or cost savings plans
•	the Company’s ability to complete the development of, market and sell the RadRope™ product (“RadRope™”)
•	the Company may be subject to default remedies pursuant to the debentures issued to YA Global Investments, LP (“YA Global”) and other lenders
•	the Company requires additional financing in order to complete the acquisition of Fleet Global Services, Inc. a Florida corporation (“Fleet”), and may not be able to obtain such financing
•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
•	the ability to enter into strategic alliances or other business relationships
•	the ability to overcome significant operating losses
•	the frequency and severity of accidents, particularly involving our trucking operations
•	the ability to reduce costs
•	the ability to develop products and services and to penetrate existing and new markets
•	the Company is delinquent in filing certain tax returns
•	technological and other developments and changes in the industry
•	the risks discussed in Item 1 – Business - Risk Factors

Statements in this Annual Report and the exhibits to this Annual Report should be evaluated in light of these important factors. The Company is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Cargo Connection Logistics Holding, Inc. and its consolidated subsidiaries unless the context otherwise requires.

PART I

Item 1. - DESCRIPTION OF BUSINESS

General

The Company is a provider of logistics solutions for customers through its network of branch terminal locations and independent agents in North America. The Company’s target customer base ranges from mid-sized to Fortune 100TM companies.

The Company predominately operates as a non-asset based transportation provider of truckload and less-than-truckload (“LTL”) transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also provides a wide range of value-added logistics services, including those provided through its U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations and a U.S. Customs approved General Order warehouse operation which the Company began operating during the third quarter of 2006. All of these facilities are leased premises by the Company and they each enhance and support the supply chain logistics needs of the Company’s customers. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers’ shipments into the United States, as well as storage of goods and recovery of goods damaged in transit.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), formerly a wholly-owned subsidiary of UTEK Corporation, in a tax-free stock-for-stock exchange for 168,539,326 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), valued at approximately $1,500,000. NMDT holds a license to a patented portable nuclear material detecting technology. The Company intends to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipates that the development of a revised prototype will be completed by the fiscal quarter ending June 30, 2008. The Company expects the prototype to be marketed by the third quarter of 2008, subject to the requirements of any potential purchasers. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

On August 29, 2007, the Company entered into a letter agreement with Fleet and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet for an aggregate purchase price of $1 million, 270,000,000 shares of Common Stock of the Company and additional shares of Common Stock based upon the earnings before interest, taxes, depreciation and amortization of Fleet for the two-year period ending on the second anniversary of the closing date. The Company expects that if the acquisition is completed, the combined business synergies that would be accomplished through the addition of Fleet would favorably impact the Company's operating profitability. The Company also expects that this transaction would benefit Independent Transport Group, LLC, a majority-owned subsidiary (“ITG”). The consummation of this transaction has been delayed because, among other things, the Company has been unable to raise the capital necessary for this transaction. No assurance can be given that this transaction will be consummated, or that financing necessary for the transaction will be obtained.

History

The Company was incorporated as Meridian Holdings, Inc. (“Meridian”) in Florida in August 1994 for the purpose of merging, as the surviving entity, with a then public “shell” entity, MHI Telecommunications, Inc. (“MHI Telecom”). MHI Telecom was a Delaware corporation that had sold shares to the public pursuant to Regulation A during 1969 under its original corporate name of Pilgrim Mills, Inc. From 1985 through August 1994, MHI Telecom had not actively been engaged in any business operations. On December 3, 1999, Meridian changed its name to Meridian USA Holdings, Inc. On October 1, 2001, the Company changed its name to Championlyte Products, Inc. and began operating a beverage business through a subsidiary. On March 7, 2003, the Company changed its name to Championlyte Holdings, Inc.

On May 12, 2005, the Company purchased all of the outstanding shares of Cargo Connection Logistics Corp., a Delaware corporation (“Cargo Connection”) and Cargo Connection Logistics-International, Inc., formerly known as Mid-Coast Management, Inc., an Illinois corporation (“Cargo International”), for seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange among Championlyte Holdings, Inc., Cargo Connection, Mid-Coast Management, Inc. and the stockholders thereof. As additional consideration, the Company issued shares of Series V Preferred Stock to the stockholders of Cargo Connection and Mid-Coast Management, Inc., which were convertible into a number of shares of common stock of the Company on the first anniversary of the closing date so that the stockholders of Cargo Connection and Mid-Coast Management, Inc. would own eighty percent (80%) of the outstanding shares of the Company. On May 23, 2005, the Company changed its name to Cargo Connection Logistics Holding, Inc.

Product Overview

The Company is a provider of logistics solutions for customers ranging from mid-size to Fortune 500™ companies through its network of branch locations and independent agents in North America. We operate predominately as a non-asset based transportation provider which provides truckload and less-than-truckload transportation services utilizing some Company equipment, dedicated owner operators and relationships with transportation companies. We select and hire transportation services to manage our customers’ needs through approved contract carriers. One of the Company’s core competitive features is specializing in time-definite transportation, which offers our customers expedited, dedicated and exclusive use vehicles. Exclusive use services require pinpoint and time-sensitive coordination for those customers that require it. Management estimates the expedited market in the United States is in excess of $2 billion per year, growing as manufacturers shift even more to just-in-time inventories and leaner supply chains. We believe our footprint within the expedited transportation services niche and our understanding of the supply chain will give us opportunities to expand this portion of our business at a substantial rate for the foreseeable future.

The Company also provides a wide range of value-added logistics services which include U.S. Customs Bonded warehouse facilities, container freight station operations, and a General Order warehouse operation which began in the third quarter of 2006, all of which enhance and support our customer's supply chain logistics needs.

This is accomplished through innovative solutions taking into account the specific diversified markets of our customers. Some of the value-added services that can be provided are “pick and pack services”, which are special projects that will include changing labels or tickets on items, inspection of goods into the United States and recovery of goods damaged in transit. Our variable cost business model allows us to be flexible and adapt to changing economic and industry conditions. We also keep our personnel and other operating expenses as variable as possible. We believe that our decentralized branch network is a major competitive advantage which allows our customers to better use available capacity from Ocean and Air Carriers. Our network of offices located in Atlanta, GA; Bensenville, IL; Columbus, OH; Inwood, NY; and Miami, FL; along with third party owned and operated facilities in San Jose, CA; Pittsburgh, PA, and Charlotte, NC support our core strategy of serving customers locally nationally and globally.

The Company’s warehouse operations are integrated into the transportation system, which allows complete tracking of cargo from arrival into the United States through United States Customs clearance process. Once the cargo has cleared customs the directions for distribution can be sent via any mode of communications, (e-mail, fax or voice). These services may be provided by the Company or a third party that the customer has chosen. The integration of the transportation and warehouse systems provide customers with complete visibility to their goods through the entire import process.

The Company is capable of being the domestic transportation partner for those international companies who require assistance throughout the United States as well as companies who require truckload and LTL services for their freight shipments to be moved from one point (origin) to another point (destination). The Company operates line-haul services throughout the United States. The Company runs scheduled LTL services up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In addition, the Company’s transportation network allows for the movement of goods throughout the United States, Canada and Mexico, on behalf of its customers. The Company has facilities to assist customers and other transportation companies with their freight by holding the freight in its bonded facilities and providing for the sorting of freight for the customers while the goods are clearing customs in our U.S. Customs approved container freight stations.

In 2006, the Company became one of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol (“CBP”). The Company has become the operator of the sole General Order warehouse for John F. Kennedy International Airport (“JFK”) in New York. General Order warehouses operate under specific provisions of the U.S. Code of Federal Regulations (“CFR”) which consider merchandise to be general order merchandise when it is taken into the custody by CBP (i) whenever entry of any imported merchandise is not made within the time provided by law or regulations prescribed by the Secretary of the Treasury; (ii) whenever entry is incomplete because of failure to pay estimated duties; (iii) whenever, in the opinion of the port director, entry cannot be made for lack of proper documents or other causes; (iv) whenever the port director believes that any merchandise is not correctly or legally invoiced; or (v) whenever, at the request of the consignee or the owner or master of the vessel or person in charge of the vehicle in which merchandise is imported, any merchandise is taken possession of by the port director after the expiration of 1 day after entry of the vessel or report of the vehicle. Goods may be entered into United States commerce at either a bonded warehouse or a General Order warehouse after the full payment of Customs duties, fees and taxes, proof that all associated liens have been satisfied for the air or ocean carrier charges or liens, all cartage agent fees and the bonded warehouse or General Order warehouse storage charges.

With national security concerns causing the U.S. Government to tighten transportation regulations, the Company expects that the current 15-day customs clearance period could be shortened. With the world focused on the ever evolving global supply chain, any freight that is not entered into the United States Customs’ system could become suspect and as such should be isolated and inspected. This will give the government more visibility to not only security threats but fraudulent threats to commerce that include trade infringements and counterfeit products. The shorter time period for which non-customs cleared goods would need to enter a G.O warehouse, could potentially result in additional revenue for the Company.

In 2008, the Company intends to continue to attempt to expand its business with smaller companies that have their own customers along with their own base of operations. This sector of the business is referred to within the industry as “agents.” Agents typically have an office from which they operate and control between two million and five million dollars worth of business. The Company, through its systems, would provide these agents with insurance, authority and back office functionality to assist them in operating their business. Typically, the Company receives between approximately 15 to 21 percent of the gross revenue of a project originated by an agent, depending upon the particular customer, its credit worthiness and the extent of the support that the customers will require from the Company. This portion of the business generally will add trucking capacity to our fleet. However, these trucks must meet all of the safety standards that the Company requires.

Cargo International has become the international division of the Company. Cargo International intends to seek out opportunities internationally, cultivate those opportunities and to broaden our range of services, which can be directly by the Company or through joint ventures or business relationships with third party providers. The Company has sent representatives to the Pacific Rim and to Costa Rica on numerous occasions to seek out and explore the potential for the Company to open offices and establish personnel relationships in international markets. The Company is presently using the contacts and relationships it has made to begin doing business on a limited basis beginning in 2008. No assurance can be given that these efforts will be successful

The Company anticipates being able to provide to its customers tracking capability from pick-up to delivery, even for overseas operations, in the first six months of 2008, assuming the customer provides us with access to all necessary information. We are dedicated to providing our customers with premium services that can be customized to meet the individual needs of our customers and are flexible enough to cope with an ever-changing business environment. With these organizations, we are able to target a gross profit of 15% of gross revenue. We anticipate providing these services today through the internet.

Nuclear Material Detection Technologies, Inc.

In December 2006, the Company acquired NMDT. NMDT’s primary business is the development, marketing and sale of a proprietary device which detects radiation for the logistics, transportation and general cargo industry. The Company believes that NMDT’s RadRope™ product is a natural complement to the Company’s existing transportation services, and that in the near future radiation detection such as that provided by RadRope™ may become a requirement for the transportation industry. Each year, more then 6 million ocean cargo containers enter the United States seaports and only a small fraction of them are inspected upon arrival. The possibility that nuclear material may be hidden in large seagoing cargo containers poses a major security threat. Improving security at U.S. ports is a difficult challenge since the systems used to screen cargo must work in concert with ongoing seaport activities. The Company believes that using RadRope™, inspectors will be able to rapidly detect the presence of nuclear material in a sealed container without the use of harmful x-rays. The applications of this technology are flexible in that they can be applied to fixed installations or completely transportable portable devices.

NMDT is operated as a subsidiary of the Company. The Company anticipates that the product will be sold to governmental and private purchasers, both domestically in the U.S. and internationally.

The Company believes that once RadRope™ is in production, the independent contractor who will ultimately manufacture the device on behalf of NMDT would be responsible for any warranty work associated with the device. Until RadRope™ is actually in production, the Company expects that no out-of-pocket expenses will be incurred by the Company, as this work is currently being performed by the patent owner. The Company expects that once an order for RadRope™ product is placed with NMDT, the required deposits associated with the device would fund the Company’s preparation for the initial setup and production of both manufacturing and support operations. The production and deployment time of the device is expected to be between 90 and 120 days. This includes the purchasing of all components and the required waterproof housing necessary for the device, for its most complex application.

Independent Transportation Group

The Company has continued to explore other areas that it believes will complement the needs of the industry, either by adding additional services, helping to form entities that have beneficial attributes or through acquisitions. In this connection, we have formed ITG as a joint venture in which the Company owns a 51% majority share. The remaining 49% is owned by EmplifyHR Services, Inc., a Florida corporation ("EmplifyHR"), which manages the venture. The Company believes that ITG has the ability to attract independent contractors and other carriers to perform work on behalf of Cargo Connection. The primary goal is to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool. EmplifyHR provides payroll and human resource services to the Company. Ivan Dobrin, a principal shareholder of EmplifyHR, is the brother of Jesse Dobrinsky, the Company's CEO.

Fleet Acquisition

On August 29, 2007, the Company entered into a letter agreement with Fleet and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet. The Company expects that its proposed acquisition of Fleet, a non-asset based carrier company, would increase its annual revenue in the range of $25 to $50 million. The Company expects that if the acquisition is completed, the combined business synergies that would be accomplished through the addition of Fleet will favorably impact the Company's operating profitability. The Company also expects that this transaction will benefit ITG. The consummation of this transaction has been delayed due to funding limitations, and no assurance can be given that it will be consummated, nor that financing necessary for the transaction will be secured.

Marketing

The Company has a customer-focused strategy. We analyze freight market trends and specific customer needs and respond to customer requests for differentiated levels of service or capacity when the yield justifies. The Company also offers a broad range of services and we cross market between business units through programs such as our demand service that optimizes capacity for high priority loads. Our primary customers include airlines, freight forwarders, retailers and manufacturers, as well as other transportation companies such as less-than truckload carriers and third party freight consolidators.

Competition

The transportation and logistics services industry is highly competitive. The Company competes against other integrated logistics companies and third party carriers offering logistics services. The Company also competes with truck lines for the services of fleet contractors and drivers. Competition is based primarily on freight rates, quality of service, reliability, transmit times and scope of operations. Several other logistics companies, third party brokers and numerous carriers have substantially greater financial and other resources and are more established than the Company. Additionally, the Company competes against carriers’ internal sales forces and shippers’ transportation departments. The Company also encounters competition from regional and local air freight forwarders and carriers, and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers. Deregulation has also increased competitive pressures on pricing. The intense competition to which the Company is subject could materially adversely affect the Company’s operating margins. The Company may also use many outside vendors and independent contractors to limit the assets the Company needs to maintain in order to be competitive.

Sources and availability of raw materials and the names of principal suppliers

Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and is subject to political, economic, and market factors.

Dependence on few customers

For the year ended December 31, 2007, the Company had no customers which comprised more than 10% of its operating revenue. For the year ended December 31, 2006, the Company had one customer who comprised of approximately 21% of operating revenue and one additional customer that accounted for 9.4% of operating revenues.

Patents, trademarks, licenses, franchises, etc.

As previously discussed, NMDT holds a license to a patented portable nuclear detection device, called RadRope™ in December 2006. The Company anticipates that NMDT will market and manufacture the product, after the patent owner/developer has completed the modifications to the device and it is ready for production. The developer of the product is still currently pursuing the final patents for all the uses of this device. Currently, the U.S. Patent & Trade Office has approved 8 of the 16 applications for the device. Other than this, the Company is not dependent on any intellectual property. The Company has not registered any of its trademarks.

Research and Development

The Company has expended funds and management efforts toward the completion of NMDT’s RadRope™ device mostly pertaining to travel expenses for meetings with prospective customers for the device. The Company anticipates that Jesse Dobrinsky, President and CEO of the Company will assist in further developing this product. Except for some costs being borne by the U.S. government, a potential customer for the RadRope™ product, the Company has not borne costs of this development at this time.

Government Regulation

The Company’s operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses. In 1996, responsibility for oversight of motor carriers, brokers and freight forwarders was assumed by the Surface Transportation Board (the “STB”) and the Federal Highway Administration (the “FHWA”) both of which are part of the United States Department of Transportation (the “DOT”). The FHWA prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company’s motor carrier operations are subject to safety regulations of the FHWA related to such matters as hours of service by drivers, equipment inspection and equipment maintenance. The Company is also a common carrier and a contract motor carrier regulated by the STB and various state agencies. The Company’s drivers and independent contractors also must comply with the safety and fitness regulations of the DOT.

Any violation of the laws and regulations discussed above could increase claims and/or liability, including claims for uninsured punitive damages. Violations also could subject the Company to fines or, in the event of a serious violation, suspension or revocation of operating authority, or criminal penalties. All of these regulatory authorities have broad powers generally relating to governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. Although compliance with these regulations has not had a material adverse effect on the Company’s operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not materially adversely impact the Company’s operations in the future.

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

Environmental Regulations

The Company is subject to various environmental regulations including regulations dealing with underground storage fuel tanks, transportation and disposal of hazardous materials and other environmental matters that import inherent environmental risks. The Company also transports environmentally hazardous materials. The Company has been in compliance with all the applicable regulations regarding these materials. As part of the Company’s policy with respect to environmental regulations, the Company’s drivers have obtained Hazardous Materials (“HazMat”) certifications and warehouse workers attend HazMat training courses.

Pick-Up and Delivery Claims Exposure

The Company utilizes the services of a significant number of drivers in connection with its local pick-up and delivery operations as well as over-the-road transportation needs. From time to time such drivers are involved in accidents. Although most of these drivers are independent contractors, there can be no assurance that the Company will not be held liable for the actions of such drivers. The Company currently carries, or requires its independent owner-operators to carry, liability insurance in varying amounts, depending on federal requirements and the state in which operations are being conducted, for each such liability. There can be no assurance that claims against the Company will not exceed the amount of coverage in force. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results and financial condition could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Employees

As of December 31, 2007 we employed approximately 117 persons, including 100 full-time employees, including executive officers, managers, supervisors, drivers, warehouse workers, sales and clerical personnel. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory.

RISK FACTORS

The Company’s operations, as well an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-KSB before making any investment decision involving the Company’s securities.

Company Risks

The Company has a history of losses.

The Company has a limited history as a public company during which it has reported significant losses, and expects losses to continue. Should the Company continue to incur losses, the value of the Company’s Common Stock could be adversely affected.

The Company expects to require additional financing.

The Company expects to need to raise additional funds through the public market, private debt or private sales of equity to achieve the Company’s current business strategy. The need to raise additional funds in the future will likely involve the issuance of additional shares of stock, which could dilute the value of the Common Stock. The Company’s inability to raise additional working capital or to raise the required financing in a timely manner could negatively impact the ability to fund operations, generate revenues and to otherwise execute the business plan. The Company’s inability to obtain financing may have a material adverse effect on the Company’s financial condition.

The Company is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The Company’s financial condition is dependent on a number of general economic and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, a shortage of qualified drivers, strikes or other work stoppages, and significant increases or fluctuations in interest rates, fuel taxes, and license and registration fees. The Company is affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers. Economic conditions, including rising fuel prices, may adversely affect our customers and their ability to pay for our services.

The Company’s indebtedness could adversely impact our economic performance.

The Company is subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If the Company does not meet its debt service obligations, any assets securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and financial condition, and could cause us to go out of business. Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow. Rising interest rates could also restrict our ability to refinance existing debt when it matures.

The Company may not be able to continue as a going concern.

The Company has losses from operations, resulting in a net stockholders’ deficiency and negative working capital as of December 31, 2007. These factors may limit the Company’s ability to continue development of ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, the Company’s auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on the Company’s consolidated financial statements included in this Annual Report on Form 10-KSB.

The Company may have inadequate insurance coverage.

The Company may have inadequate insurance coverage for its current operations. This could result in the Company not being covered for claims asserted against it and may have a material adverse affect the Company’s business, financial condition and results of operations.

The Company is vulnerable to certain economic conditions.

The Company’s future operating results may be dependent on the economic environments in which it operates. Demand for the Company’s services could be materially adversely affected by economic conditions in the industries of the Company’s customers. Interest rate fluctuations, economic recession, customers’ business cycles, availability of qualified drivers, and the transportation costs of third party carriers are all economic factors over which the Company has little or no control. Increased operating expenses incurred by transportation carriers can be expected to result in higher transportation costs, and the Company’s operating margins would be materially adversely affected if it were unable to pass them through to its customers the full amount of increased transportation costs. Economic recession or a downturn in customers’ business cycles, particularly in industries in which the Company has a large number of customers, could also have a material adverse effect on the Company’s operating results due to reduced volume of loads shipped. The Company expects that demand for the Company’s services (and, consequently, its results of operations) will continue to be sensitive to both domestic and international economic conditions and other factors beyond its control.

The Company's operating results are subject to inflation and currency risks.

The Company has international operations and therefore our costs can increase as a result of current trends in inflation rates and currency value fluctuations. The Company’s operating results are historically subject to inflation, particularly with respect to fuel prices, much but not all of which is passed onto our customers. We cannot accurately predict the effect of inflation on our financial condition. Inflation may cause our operating costs to increase. Additionally, the overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher freight costs. We cannot assure you we will be able to pass all these cost increases on to our customers.

Our failure to file tax returns in a timely manner may subject us to penalties and interest which would impair our financial condition.

Currently we are delinquent in filing certain federal and state tax returns due to timing and financial constraints. We are working to have those returns filed as soon as practicable. We believe that we will have no income tax liability, although we may be subject to penalties and interest which could adversely affect our financial condition.

The Company is dependent on the management team and the loss of these individuals could negatively impact the financial condition of the Company.

The Company’s success depends, to a critical extent, on the continued efforts and services of our Chairman of the Board and Chief Executive Officer, Jesse Dobrinsky; our Chief Financial Officer and Chief Operating Officer, Scott Goodman; our Vice President and Head of New Business Development, John L. Udell; and our Vice President of Sales and Marketing, William F. O’Connell. The Company has entered into an employment agreement with William F. O’Connell, but does not have any employment or non-competition agreements with its other executive officers. If any of these executives were to leave the Company, the Company would be compelled to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of the business plan and also the diversion of the Company’s limited working capital. There is no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our Company.

If internal control over financial reporting remains ineffective, the Company’s business and prospects may suffer.

The Company has existing material weaknesses in its internal controls. If the Company is unsuccessful in implementing improvements in our internal controls or fails to update its internal control over financial reporting as our business evolves or integrating acquired businesses into our internal controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If the Company is unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, the Company could be subject to, among other things, regulatory or enforcement actions, including securities litigation and a general loss of investor confidence, any one of which could adversely affect the business prospects and the market value of our Common Stock.

The Company is involved in certain litigation matters.

The Company is currently involved in several ongoing litigation matters which are more fully explained in “Item 3. – Legal Proceedings” below, and may be involved in additional litigations in the future. Any judgment against the Company or its subsidiaries could have a material adverse affect on the Company’s operation.

The Company’s ability to consummate the acquisition of Fleet or properly integrate its business.

On August 29, 2007, the Company entered into a letter agreement with Fleet and its shareholder, to acquire Fleet from Mack Fulmer. The Company is required to obtain financing in order to complete the transaction, and to date has been unable to do so. Accordingly, the consummation of this transaction has been delayed, and may not occur. If the Company fails to consummate this transaction, we will be unable to realize the expected benefits from it. If this transaction is consummated, the Company may face integration difficulties. This could have a material adverse affect on the Company’s results of operations and financial condition could be adversely affected. Additionally, this financing could result in further dilution of the Company’s Common Stock.

NMDT is a development stage company.

NMDT is a development stage company with no revenues to date. As such, NMDT does not have an operating history upon which to evaluate its ability to assist the Company in accomplishing its current business plan and future objectives. Because of the NMDT’s lack of an operating history, management has limited insight into trends that might emerge and could materially affect the NMDT’s business. The Company may not be able to complete development of its RadRope™ product so that its marketing and sale can be commenced. Further, even if the Company is able to develop the RadRope™ product, there can be no assurances that the product will be marketable.

The Company cannot accurately predict the useful life of the patent of the RadRope™ Product.

The Company cannot accurately predict the value or eventual actual useful life of the patent in light of the continuing progress in this area of technology. The current useful life of this technology is based on the remaining life of the patent and will be subject to periodic review for impairment, subsequent to being place into service.

The Company is subject to governmental regulations.

The Company is subject to various governmental regulations. The Company is required to obtain various permits and licenses in order to continue operations. Failure to comply with any state, federal or foreign law or regulation may have a material adverse affect on the Company’s financial condition. The Company can make no assurances it will be able to comply with all the regulations imposed in the future.

The Company is subject to environmental regulations.

We are subject to various environmental regulations including but not limited to fuel storage, fuel consumption, and storage and transportation of hazardous material. Any violations or failure to comply with these regulations may result in the imposition of criminal and civil penalties. These penalties would have a material adverse effect on our operations.

The Company has issued Secured Convertible Debentures to various third parties which expressly limit the Company’s ability to issue additional securities.

The Company has issued secured convertible debentures that restrict its ability to obtain additional financing. In 2005 and 2006 the Company issued two secured debentures that are convertible into shares of the Company’s Common Stock to Montgomery Equity Partners, LP (“Montgomery”), an affiliate of Cornell Capital Partners, LP, which debentures are now owned by YA Global, which is also an affiliate of Cornell Capital Partners, LP. Additionally, the Company issued a one-year secured debenture in 2007 that is convertible into shares of Common Stock to YA Global. Under the terms of these secured debentures, the Company is prohibited from issuing any Common Stock at a discount to its fair market value or issue any derivative security, such as warrants or options, convertible into Common Stock at less than fair market value as long as any portion of the principal or interest on the secured debentures remains outstanding. The Company is also precluded under the terms of the secured debentures from granting any third party a security interest in the Company’s assets. The Company’s inability to obtain the secured debenture holders’ consent to provide a discount on the Company’s Common Stock or to grant a security interest could make it difficult to find parties willing to make additional investments in or provide additional financing to the Company.

The Company is subject to the default provisions of the agreements with Montgomery.

Pursuant to the terms of our agreements with Montgomery, the Company was required to file a registration statement by June 5, 2007. The Company has failed to do so. As a result, the Company may be subject to the default provisions under the agreements with Montgomery. The principal amount of the debentures plus accrued and unpaid interest if any may be declared immediately due and payable. In addition, the debentures matured on December 28, 2007 and February 12, 2008 and were not repaid. There can be no assurances that the Company would have the ability repay the principal amount and interest accrued under the debentures and/or any additional monies owed in connection with the debentures, if Montgomery determines to exercise its remedies.

The Company is subject to the liquidated damages pursuant to the transaction with Montgomery.

The Investor Registration Rights Agreement, dated as of December 28, 2005 (the “Registration Rights Agreement”) entered into in connection with the issuance of the December 28, 2005 Montgomery Debenture contains liquidated damages provisions relating to the Company’s failure to file a registration statement within the agreed upon time period. As of December 31, 2007, the Company had recognized an aggregate $1,030,540 liability for these liquidated damages, of which $396,000 has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. The total maximum liquidated damages liability cannot be determined until such time as the registration statement is declared effective. The registration statement which the Company previously filed has been withdrawn, and the Company failed to file a registration statement by a second deadline. If the Company is found to be in default of its obligations to have such registration statement declared effective, Montgomery could declare the full principal amount of the debentures, together with interest and other amounts owing thereunder, to become immediately due and payable. These debentures are secured by substantially all of the assets of the Company and therefore any exercise of this provision would result in a material adverse effect on the Company’s financial condition.

Some of our preferred stock may not have been properly designated.

We issued shares of our convertible preferred stock designated as Series III Preferred Stock (“Series III Preferred Stock”) and Series IV Preferred Stock (“Series IV Preferred Stock”). We subsequently discovered that the Series III Preferred Stock may not have been properly designated. Additionally, the conversion price and rate for the Series IV Preferred Stock may not have been accurately described. The Company cannot assure that the previous conversions of Series III and Series IV Preferred Stock into Common Stock were made accurately.

We have debt obligations which are payable on demand.

The Company has received loans from several persons, including related parties, which have no definite payment or other terms. These loans may be repayable upon demand by the lenders, and the Company cannot control whether or when these demands may be made. Any such demands could adversely affect the Company’s cash flow and could trigger defaults under other instruments of indebtedness.

Stock Risks

The market price of our Common Stock may be volatile.

The market price of shares of our Common Stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our Common Stock include the following:

•	sales of large numbers of shares of our Common Stock in the open market;
•	including shares issuable at fluctuating conversion price at a discount to the market price of our Common Stock;
•	our operating results;
•	our need for additional financing;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	developments in our patent or other proprietary rights or our competitors’ developments;
•	our relationships with current or future collaborative partners;
•	governmental regulation; and
•	factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our Common Stock, regardless of our actual operating performance.

The value of the Common Stock may fluctuate.

The Company expects that factors such as quarterly fluctuations in the financial results and changes in the overall economy or the condition of the financial markets could cause the price of the our Common Stock to experience significant price and volume fluctuations that could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

If we obtain additional financing, our shareholders may suffer significant dilution.

In order to obtain financing we will likely be required to issue additional shares to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders. This dilution could also have an adverse impact on our earnings per share and reduce the price of our Common Stock. In addition, the new securities may have rights, preferences or privileges senior to those of our Common Stock.

Existing shareholders will experience significant dilution from issuance of shares pursuant to the conversion of our secured convertible debentures issued to YA Global and possibly any other equity financing.

The issuance of shares pursuant to the conversion of secured convertible debentures issued to YA Global, members of management or any other future financing transaction, will have a dilutive impact on stockholders. As a result, net income per share could decrease in future periods, and the market price of the Company’s Common Stock could decline. In addition, the lower our stock price is, the more shares of Common Stock we will have to issue pursuant to the conversion of our secured convertible debentures issued to YA Global. If the stock price is lower, then existing stockholders would experience greater dilution. The Company cannot predict the actual number of shares of Common Stock that will be issued pursuant to the conversion of our secured convertible debentures or any other future convertible debt equity financing transaction, in part, because the conversion price of the debentures will fluctuate based on prevailing market conditions.

The Company’s Common Stock may be affected by limited trading volume and may fluctuate significantly.

The Company’s Common Stock is currently traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our Common Stock and there can be no assurance that an active trading market for our Common Stock will develop. As a result, this could adversely affect the shareholders’ ability to sell Common Stock in short time periods, or at all. The Company’s Common Stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded Common Stock can be more volatile than Common Stock traded in an active public market. The Company has experienced fluctuations in the Company’s Common Stock. The Company is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s Common Stock without regard to its operating performance.

Industry Risks

The Company is involved in a highly competitive industry.

Numerous competitive factors could impair the ability to maintain or achieve profitability. These factors include the following:

•

Competition with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies. Many competitors have more equipment, a wider range of services, greater capital resources, or other competitive advantages.

•

Competitors may periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy. This may limit the Company’s ability to maintain or increase freight rates or to continue to expand our business.

•	Customers may also operate their own private trucking fleets, and they may decide to transport more of their own freight.
•

In recent years, many shippers have reduced the number of carriers they use by selecting “core carriers” as approved service providers. As this trend continues, some of our customers may not select us as a “core carrier.”

•	Many customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in a loss of business to competitors.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect profitability and the ability to grow.

The Company may experience difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors. In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, the Company expects to continue to face difficulty increasing the number of drivers, including independent contractor drivers, which is one of the Company’s principal sources of anticipated growth. In addition, the industry suffers from high turnover rates of drivers. This turnover rate requires the Company to continually recruit a substantial number of drivers in order to operate existing equipment. If the Company is unable to continue to attract a sufficient number of drivers and independent contractors, the Company could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our results of operations.

Our results have historically been seasonal.

Our operations are seasonal in nature. Usually, we recognize less revenue in our first and second fiscal quarters, and recognize approximately 60% of our revenues in our third and fourth quarters. Seasonality may have a material adverse affect on our stock price and overall financial condition.

Fluctuations in the price or availability of fuel may increase the cost of operations, which could materially and adversely affect profitability.

The Company’s freight operations require large amounts of diesel fuel to operate tractors. Diesel fuel prices fluctuate greatly, and prices and availability of all petroleum products are subject to economic, political, and other market factors beyond the Company’s control. Substantially all of the customer contracts contain fuel surcharge provisions to mitigate the effect of price increases over base amounts set in the contract. However, these arrangements do not fully protect the Company from fuel price increases and also may result in our not receiving the full benefit of any fuel price decreases. Fuel surcharges to customers do not fully recover all fuel increases because engine idle time, out-of-route miles, and non-revenue miles are not generally billable to the customer.

The Company operates in a highly regulated industry.

In general, the increasing burden of regulation raises the Company’s costs and lowers efficiency. Future laws and regulations may be more stringent and require changes in the Company’s operating practices, influence the demand for transportation services, or require the Company to incur significant additional costs. Higher costs incurred by the Company or suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Item 2. – DESCRIPTION OF PROPERTIES

The following table sets forth the leases held by the Company, each of which is for office and warehouse space which is in good condition:

Location of Property	Entity Occupying the Property	Description of Property	Term of Lease	Monthly Rent
Inwood, New York	Cargo Connection	80,000 total square feet	Monthly payments commencing on March 1, 2004 through February 28, 2014	$47,000	Year 1
				$48,880	Year 2
				$50,000	Year 3
				$52,000	Year 4
				$54,080	Year 5
				$56,243	Year 6
				$58,493	Year 7
				$60,833	Year 8
				$63,266	Year 9
				$65,797	Year 10
Atlanta, Georgia	Cargo Connection	27,520 total square feet	Monthly payments commencing March 2008 through June 2018.	$10,664	Year 1
				$10,893	Year 2
				$11,123	Year 3
				$11,352	Year 4
				$11,581	Year 5
				$11,811	Year 6
				$12,040	Year 7
				$12,269	Year 8
				$12,499	Year 9
				$12,728	Year 10
Bensenville, Illinois	Cargo International	92,000 total square feet	Monthly payments commencing January 1, 2008 – December 31, 2017	$50,000	Year 1
				$50,000	Year 2
				$52,000	Year 3
				$52,000	Year 4
				$56,000	Year 5
				$56,000	Year 6
				$60,000	Year 7
				$60,000	Year 8
				$62,000	Year 9
				$62,000	Year 10
Columbus, Ohio	Cargo Connection	26,000 total square feet	Monthly payments	$5,942
Miami, Florida	Cargo Connection	36,017 total square feet	As Amended, monthly payments from November 2007 through April 2010	$40,031	November 2007
				$40,031	December 2007
				$40,031	January 2008
				$40,031	February 2008
				$40,031	March 2008
				$40,031	April 2008
				$34,605	May 2008
				$23,111 monthly	June2008-March 2009
				$23,921 monthly	April 2009- March 2010
Corporate offices located in Inwood, New York	Cargo Connection	6,000 total square feet	April 2006 through February 2009	$7,425

The Company also utilizes facilities located in the San Jose, California; Pittsburgh, Pennsylvania; and Charlotte, North Carolina. These properties are owned and operated by third parties, as agents for the Company and its subsidiaries. The Company believes that the above facilities are adequate for its current and anticipated future needs. The Company believes that it has adequate insurance coverage for all of the above properties. However, no assurance can be made as to whether the Company will be able to maintain the insurance in all of the above properties.

Item 3. – LEGAL PROCEEDINGS

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc. The action seeks payment of $16,196.00, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006 and was brought in New York State Supreme Court, Nassau County.

On or about September 7, 2007, Rikki Hawkins-Fuller (“Hawkins”), a former employee, filed a verified complaint against the Company with the New York State Division of Human Rights, seeking an unspecified amount of damages for alleged unlawful discriminatory practices, under caption Rikki Hawkins-Fuller v. Cargo Connection Logistics, case no. 10114466 (State Division of Human Rights, State of New York, Hempstead, New York). The Company has responded to allegations in the verified complaint. Management believes that the Company has meritorious defenses to this claim and intends to vigorously defend this matter.

On or about November 17, 2006, Daniel Murray (“Murray”), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Murray sought damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years, or $750,000. On February 27, 2007, the Company’s motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. On or about July 10, 2007, the Company and Murray reached a settlement agreement. Under such settlement agreement, Murray delivered to the Company a general release in consideration for $20,000, payable by the Company in three equal consecutive monthly installments commencing on July 17, 2007. The Agreement has been satisfied in full as of December 31, 2007.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. (“Rason”) filed a complaint against Cargo Connection seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. (“AMG”), under the caption One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for alleged breach of a lease, dated July 10, 2003 between itself and AMG for premises located at 45 Rason Road, Inwood, NY, which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG is now known as Cargo Connection and asserts that the Company is liable for AMG’s debts under the lease. The Company’s motion to dismiss the complaint was granted on May 8, 2007.

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation (“AFW”), which filed for bankruptcy protection under Chapter XI in the US Bankruptcy Court for the Southern District of New York, the trustee in the matter alleged that, pursuant to an agreement entered into between AFW and Cargo Connection, Cargo Connection has not paid all funds due to AFW under the agreement in the amount of $300,000. The Company has not conducted any discovery related to this matter. The Company believes that it has acted in good faith and remitted all funds due to AFW under the agreement.

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. As part of the terms and conditions under the letter agreement entered into by both parties on August 29, 2007, Fleet has agreed to pay $56,000 to Cargo Connection in settlement of this pending litigation. Both parties entered into a settlement agreement, dated November 19, 2007 agreeing that the funds are to be paid to the Company if a merger does not occur and that a Final Judgment be entered in the Company’s favor.

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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

The Company’s Common Stock trades on The National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “CRGO”. The following table represents the closing high and low bid information for our Common Stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2007	High	Low
First Quarter	$.007	$.004
Second Quarter	$.005	$.003
Third Quarter	$.003	$.002
Fourth Quarter	$.003	$.001

2006	High	Low
First Quarter	$.015	$.003
Second Quarter	$.019	$.010
Third Quarter	$.025	$.011
Fourth Quarter	$.013	$.006

Dividend Policy

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

DESCRIPTION OF CAPITAL STOCK

The Company has authorized 5,000,000,000 shares of Common Stock, $.001 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share, with such designations, and powers of preferences and rights, and the qualification, limitations or restrictions as the Board of Directors may determine. As of February 29, 2008, we had 462 shareholders of record of our Common Stock.

Preferred Stock

The Company has 2,000,000 authorized shares of blank check preferred stock, of which the Company has designated (i) 500,000 shares as Series III Preferred Stock, $1.00 par value; (ii) 600,000 shares as Series IV Preferred Stock; (iii) 500,000 shares of Series V Preferred Stock, $1.00 par value. The remaining 400,000 shares remain undesignated blank check preferred stock. The Board of Directors of the Company is authorized to fix, subject to the provisions herein set forth, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series, including:

(1)

voting rights, if any, which may include the right to vote together as a single class with the Common Stock and any other series of the preferred stock with the number of votes per share accorded to shares of such series being the same as or different from that accorded to such other shares;

(2)	the dividend rate per annum, if any, and the terms and conditions pertaining to dividends and whether such dividends shall be cumulative;

(3)	the amount payable upon voluntary or involuntary liquidation;

(4)	the terms and conditions of the redemption;

(5)	sinking fund provisions;

(6)	the terms and conditions on which such shares are convertible, in the event the shares are to have conversion rights; and

(7)	all other rights, preferences and limitations pertaining to such series which may be fixed by the Corporation’s Board of Directors pursuant to the Florida Business Corporation Act.

Series III Preferred Stock: There are 265,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2007. Of these shares, 100,000 were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky and John L. Udell, two of our executive officers, and 165,000 of these shares are held by Triple Crown. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible. The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series IV Preferred Stock: There are 517,500 shares of Series IV issued and outstanding of as of December 31, 2007 These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown. The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible. In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series V Preferred Stock: There are 479,867 shares of Series V issued and outstanding as of December 31, 2007. The Series V Preferred Stock is convertible into 7,575 shares of Common Stock. The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V. In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

Warrants

In connection with the convertible debt issued on December 28, 2005, the Company has issued to Montgomery a warrant to purchase 2,000,000 shares which is exercisable at an exercise price of $0.001 and will expire on December 28, 2008. This warrant is subject to anti-dilution provisions which include an adjustment of the exercise price to equal the issuance price of any shares issued at a lower price than the exercise price.

Equity Compensation Plan Information

The following table sets forth the information about securities authorized for issuance under our equity compensation plans.

Plan category	(a) Number of securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	220,000	$1.07	50,780,000
Equity compensation plans not approved by security holders	0	0	0
Totals	220,000	$1.07	50,780,000

Stock-based compensation

The Company has not granted any stock options and no stock options have been exercised or expired in 2006 or 2007.

Recent Sales of Unregistered Securities

We issued a total of 804,071,696 shares of our common stock for payment of both debt and services to the Company. The following table evidences those issuances pursuant to the corresponding party and instrument or agreement to which the shares were issued in 2005, 2006, 2007 and through March 17, 2008.

Name	Date	Agreement/ Instrument	Shares Issued	Conversion Issuance Price/Term	Conversion Issuance Rate ($)/per share
Former Director	May, 2005	Resignation Settlement Agreement	200,000	$42,000.21
Gamma Opportunity Capital Partners, LP	January 6, 2005	Convertible Promissory Note	747,044	$25,000.033
Cornell Capital Partners, LP	January 24, 2005	Convertible Promissory Note	332,226	$10,000.03
Latitude Asset Investments Corp.	January 14, 2005	Convertible Promissory Note	5,500,000	$135,000.025
Alpha Capital AG	June 23, 2005	Convertible Promissory Note	3,125,000	$50,000.016
	July 29, 2005	Convertible Promissory Note	18,578,083	$75,000.004
	August 4, 2005	Convertible Promissory Note	7,783,084	$30,000.003
	November 7, 2005	Convertible Promissory Note	5,244,707	$25,000.005
Montgomery	May 18, 2005	Convertible Promissory Note	704,225	$15,000.021
	May 31, 2005	Convertible Promissory Note	825,206	$11,000.013
	July 21, 2005	Convertible Promissory Note	2,083,333	$10,000.005
	August 1, 2005	Convertible Promissory Note	399,799	$2,065.54	.005
	August 16, 2005	Convertible Promissory Note	1,500,000	$18,156.012
	September 14, 2005	Convertible Promissory Note	1,818,182	$20,000.011
	September 26, 2005	Convertible Promissory Note	2,702,702	$20,000.007
	October 12, 2005	Convertible Promissory Note	3,681,908	$23,942.007
	November 7, 2005	Convertible Promissory Note	736,382	$5,891.008
	January 6, 2006	Convertible Promissory Note	4,566,210	$10,000.002
	January 19, 2006	Convertible Promissory Note	3,436,426	$10,000.003
	January 30, 2006	Convertible Promissory Note	8,230,452	$20,000.002
	February 8, 2006	Convertible Promissory Note	5,249,344	$20,000.004
	February 16, 2006	Convertible Promissory Note	8,264,463	$20,000.002
	February 27, 2006	Convertible Promissory Note	11,509,993	$20,000.002
	March 3, 2006	Convertible Promissory Note	8,064,516	$25,000.003
	March 7, 2006	Convertible Promissory Note	6,053,269	$25,000.004
	May 4, 2006	Convertible Promissory Note	40,000,000	$40,000.001
	July 6, 2006 (1)	Secured Convertible Debenture	8,000,000	$20,000.0025
	July 21, 2006 (1)	Secured Convertible Debenture	32,000,000	$80,000.0007
	November 30, 2007(1)	Secured Convertible Debenture	40,000,000	$40,000.001
	February 21, 2008 (1)	Secured Convertible Debenture	55,000,000	$55,000.001
	February 28, 2008 (1)	Secured Convertible Debenture	55,000,000	$55,500.001
	March 17 , 2008 (1)	Secured Convertible Debenture	61,600,000	$61,600.001
Advantage Fund I (2)	January 9, 2006	Convertible Promissory Note	4,032,258	$10,000.002
	January 30, 2006	Convertible Promissory Note	8,230,452	$20,000.002
	January 30, 2006	Convertible Promissory Note	3,541,666	$8,500.002
	March 1, 2006	Convertible Promissory Note	8,710,801	$25,000.003
	March 10, 2006	Convertible Promissory Note	4,180,602	$25,000.006

Advantage Capital (3)	September 2, 2005	Convertible Promissory Note	546,218	$6,500.012
	January 9, 2006	Convertible Promissory Note	2,705,628	$5,000.002
	March 1, 2006	Convertible Promissory Note	3,496,503	$10,000.003
Triple Crown	May 5, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	10,000,000	25,000 shares of Series IV
	July 11, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	July 30, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	42,000,000	12,500 shares of Series IV
	August 4, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	August 19, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	September 14, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	March 17, 2006	Exchange of Series IV Convertible Preferred Stock for Common Shares	180,000,000	35,000 shares of Series IV.
David Goldberg	July 25, 2006	Convertible Promissory Note	11,692,593	$86,790.007
UTEK Corporation	August 28, 2006	Consulting Agreement	4,838,710	$120,000.02
TJM Investments, Inc.	December 19, 2006	Consulting Agreement	8,426.966	$75,843.009
Aware Capital Consultants	December 19, 2006	Consulting Services	8,426.966	$75,743.009
Charles Oswald	December 28, 2006	Services Rendered	7,142,857	$75,000.01
EmplifyHR	May 10, 2007	Goods and Services	25,000,000	$100,000.004
A&H Consulting	May 11, 2007	Goods and services provided	25,000,000	$100,000.004

(1)	Pursuant to the Secured Convertible Debentures issued to Montgomery in December 2005.
(2)	Pursuant to the Convertible Promissory Note, issued to Advantage Fund Capital in the principal amount of $250,000.
(3)	Pursuant to the Series A Convertible Note issued to Advantage Capital, LLC in the principal amount of $1,250,000.

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

On April 19, 2007, we cancelled 105,263 shares of the Company’s common stock. Additionally, in July 2007, we cancelled 50,000,000 shares of its common stock which were held in escrow as part of the issuance of secured debentures to Highgate House, Ltd. in May 2005. These shares were placed into escrow to secure our obligation to issue shares of common stock upon conversion of such debentures. The shares were never considered as issued and outstanding and thus were not included in any per share computations.

Item 6– MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and are subject to a number of known and unknown risks and external factors that in addition to general, economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, as more fully discussed below and elsewhere in this filing.

GENERAL

The Company is a provider of logistics solutions for customers through its network of branch terminal locations and independent agents in North America. The Company’s target customer base ranges from mid-sized to Fortune 100TM companies.

The Company predominately operates as a non-asset based transportation provider of truckload and LTL transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also provides a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations and a U.S. Customs approved General Order warehouse operation which the Company began operating during the latter part of the second quarter of 2006. All of these leased facilities enhance and support the supply chain logistics needs of the Company’s customers. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers’ shipments into the United States, as well as storage of goods and recovery of goods damaged in transit.

Cargo Connection

Cargo Connection is capable of being the domestic transportation partner for those international companies who require assistance throughout the United States as well as companies who require truckload LTL services for their freight shipments to be moved from one point (origin) to another point (destination). Cargo Connection operates line-haul services throughout the United States. It runs scheduled LTL services up and down the east coast and into the mid-west. It also offers truck-load and exclusive use vehicle service to anywhere in the United States. In addition, the Company’s transportation network provides for transportation of goods throughout the United States, Canada and Mexico on behalf of its customers. The Company has facilities to assist other customers and companies with their freight by either holding the freight in our bonded facilities providing for the sorting of freight while the goods are clearing customs in our U.S. Customs-approved container freight stations.

In 2006, Cargo Connection became one of an exclusive number of companies that work closely with the Department of Homeland Security and CBP. The Company has become the operator of the sole General Order warehouse at JFK. General Order warehouses operate under specific provisions of the CFR. Applicable provisions of the CFR require merchandise to be considered General Order merchandise when it is taken into the custody by CBP.

Cargo International

Cargo International has become the international division of our Company. Cargo International intends to seek out opportunities internationally, cultivate those opportunities and to broaden our range of services, which can be directly by the Company or through joint ventures or business relationships with third party providers. The Company has sent representatives to the Pacific Rim and to Central America, including Costa Rica, on numerous occasions to seek out and explore the potential for the Company to open offices and establish personnel relationships in international markets. No assurance can be given that these efforts will be successful.

The Company expects that the addition of two handling agreements that the Company entered into in April 2007 will add to the revenue stream that had been lacking for the Company’s Illinois facility and positions the Company to perform its services for customers in industries outside its normal scope. These agreements are being handled through Cargo International as the revenue is from global organizations. The Company believes this will also assist Cargo International in achieving profitability.

NMDT

In December 2006, the Company acquired NMDT, in a tax-free stock-for-stock exchange for 168,539,326 shares of the Company’s Common Stock valued at approximately $1,500,000. NMDT holds a license to a patented portable nuclear material detecting technology (the “License”). The license agreement provides for payments to the licensor of up to 7% of the net revenues from sales of products utilizing the patent rights, subject to minimum annual fees payable to the licensor, beginning in the second year of the licensing agreement, which range from $5,000 in year 2 to $30,000 in year five after the product is available for production. The Company is in the process of developing, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, which inspectors at transportation hubs can utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays, to service the logistics, transportation and general cargo industries.

The Company believes that the value of the License of $1,316,854, which was based on the value of the shares of common stock issued by the Company in this transaction, was justified based on the projected value of the acquired License and the underlying technology. The Company does not believe that any events or changes in circumstances have occurred indicating that the carrying amount of the RadRope™ product based on this technology may not be recoverable, as evidenced by the estimates of future (undiscounted) cash flows expected to be generated by the RadRope™ product and used to test for recoverability under FAS 144 (as described below). As a result, management has concluded that there should be no impairment under SFAS 144. Likewise, in accordance with the guidance set forth in SFAS 142 paragraph 15, the Company believes that the further development of the RadRope™ product at the end of 2007 and the beginning of 2008 required no additional impairment analysis as the carrying amount of the technology did not exceed its fair value. In addition, the Company believes that the licensing rights, if it needed to sell them or sublicense them, would exceed the fair value of this asset as reflected on the Company’s balance sheet.

The Company anticipates that NMDT’s cash flow needs will be addressed through deposits to be received for products which are sold to customers. Research and development and preliminary selling, general and administrative costs have been paid for by the patent owner.

The following events and circumstances helped determine the Company’s analysis:

•

The technology underlying the RadRope™ product was developed by a laboratory unit of the United States Department of Energy, and the patent owner has continued to be engaged in the development of the product after the acquisition by NMDT of the license for this technology. Pursuant to the relationship between the Company and the patent owner, NMDT will market and manufacture the product after the patent owner has completed the modifications to the device and it is ready for production.

•

The Company has received input from potential customers, in response to which the patent owner made modification/updates to the device. In January 2008, the Company received new schematics for the device. These schematics reflect the next generation of the device with some minor modifications to both the hardware and software. The Company believes that the RadRope™ product is saleable in its current design stage. However, management has made the determination that it is in the Company’s best interest to sell the new generation of the product, in order to minimize needs for parts, maintenance and support upgrades. The costs for these upcoming modifications and updates are to be borne by the patent owner and are expected to be inconsequential. The Company currently anticipates that this second stage of research and development should be completed by the end of the second quarter of 2008. It also believes that its first sale should occur in the third quarter of 2008 with delivery in the fourth quarter of 2008, though there can be n assurances that the revised product will be marketable without additional revisions, improvements and possible resulting expenses to the Company.

•	The RadRope™ product has received interest from the U.S. Department of Homeland Security’s Customs and Border Patrol, the United States Coast Guard and the Department of Defense (“DOD”).

•

The Company has presented or expects to present the RadRope™ product to representatives of two U.S. Senators who are members of the appropriate Senate committee. The Company has been advised that the staffs at the Department of Energy and the patent owner that they have met with representatives of the DOD and have also provided them with a working prototype, with respect to which DOD has asked for specific minor modifications. Once those modifications are completed and delivered by the patent owner, the Company believes that orders will be forthcoming to NMDT, at which time the Company expects that the Department of Energy representatives will introduce representatives of NMDT to DOD. The cost for modifications and updates for this prototype are being incurred by DOD.

•

Given the interest in the RadRope™ product from the United States Customs and Border Patrol, United States Coast Guard, and the DOD, the Company is confident that the RadRope™ product will succeed in generating significant sales.

•

The Company also believes the marketing of the RadRope™ product will not be exclusive to the governmental agencies noted above. The technology itself can be transferred from a portable device to accommodate fixed portals in airports, train stations, ports of embarkation for ocean vessels, etc. The Company believes that as the functionality of the device and its uses increases, it will be deployable in diverse applications, and that potential customers include government and private purchases, both domestically in the U.S. and internationally.

•

The Company expects that when the deployment of the RadRope™ product commences, the Company will generate revenues through product sales and software licensing and support, software upgrades for the device and the sale of spare parts.

•

The Company believes that it will be able to sell each unit of the RadRope™ product, in its most complex application, for approximately $10,000, as compared to approximately $100,000 for any roughly competitive product. As the RadRope™ product evolves and the applications diversify, the Company expects that the costs of each application will vary depending upon the size and scope of the application needed. The Company’s estimates of future cash flows are based on the RadRope™ product's cost-effectiveness and the interest already communicated to the Company. The Company estimates that its cost to create one unit of the RadRope™ devices will be approximately $2,000 (including material costs, labor, lab testing, field testing, and transportation costs). The Company believes that it should be able to sell at least 250 units per year, which would represent sales of approximately $2,500,000 per year, with potential net profit of $1,900,000 per year, from the sale of the RadRope™ product, after taking into account an estimate of approximately $100,000 in selling, general and administrative expenses for this business in its first year of product sales.

•

The Company anticipates that once the RadRope™ product is in production, the independent contractor who will ultimately manufacture the device on behalf of NMDT would be responsible for any warranty work associated with the device. NMDT would deal with the necessary and required upgrades and maintenance through continued research and development performed internally or outsourced to a third party. The Company expects that until the RadRope™ product is actually in production, it would incur no out-of-pocket expenses for either, as this work is currently being performed by the patent owner. In addition, the Company may apply for government grants to the extent available and necessary to fund any costs incurred. The Company believes that once an order for the RadRope™ product is placed with NMDT, the required deposits associated with the device would fund the Company’s preparation for the initial setup and production of both manufacturing and support operations. The production and deployment time of the device is expected to be between 90 and 120 days. This includes the purchasing of all components and the required waterproof housing necessary for the device for its most complex application.

The above factors demonstrate the Company’s reasonable belief that the value of the projected revenues of and cash flows from the RadRope™ product exceed the value of NMDT on the Company’s balance sheet.

ITG

The Company owns a 51% interest in ITG and EmplifyHR owns a 49% interest. The financial statements of ITG are included in the Company’s consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet. The Company believes that ITG will attract independent contractors and other carriers to perform work on behalf of Cargo Connection, and thus to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool.

Expansion Plans

The Company intends to continue to explore other areas that would be expected to complement the needs of customers within the industries in which it operates, either by adding additional services, helping to form entities that have specific attributes or through acquisitions.

On August 29, 2007, the Company entered into a letter agreement with Fleet and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet for an aggregate purchase price of $1 million, 270,000,000 shares of common stock of the Company and additional shares of common stock based upon the earnings before interest, taxes, depreciation and amortization of Fleet for the two-year period ending on the second anniversary of the closing date. The Company expects that if the acquisition is completed, the combined business synergies that would be accomplished through the addition of Fleet would favorably impact the Company's operating profitability. The Company also expects that this transaction would benefit ITG. The consummation of this transaction has been delayed because, among other things, the Company has been unable to raise the capital necessary for this transaction. No assurance can be given that this transaction will be consummated, or that financing necessary for the transaction will be obtained.

In order to maintain operating stability or growth over next year, management believes that the Company will still have to manage many conditions which are outside of its control, such as a general decrease in demand for consumer products within the domestic economy, which decreases demand for shipping, along with higher energy costs, including fuel for the transportation-related equipment and the energy required to operate our facilities.

The Company’s General Order warehouse operation, which has now been fully integrated with the Cargo Connection operations, will need to generate additional sales and cultivate new customers in order to achieve major growth. The Company believes it is also beginning to see the results of two handling agreements it has obtained for Cargo International’s Illinois facility that became effective during the second quarter of 2007. In addition to those agreements, however, Cargo International’s operations will need to generate significant increased revenue in order for that operation to generate profitability. In addition to producing revenue for its own division, Cargo International has the opportunity to generate revenue for Cargo Connection’s operations through cross-marketing customers’ needs for domestic logistic services.

The Company reports its results as one segment for reporting purposes. In the future, if NMDT and/or any other component of the Company’s operations become a significant part of the Company’s overall business, the Company will report results on a segmented basis.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and December 31, 2006

Revenues.

Revenues from operations for twelve months ended December 31, 2007, were $17,212,765, compared with $17,927,544 for the twelve months ended December 31, 2006, a decrease of $714,779, or 4%, due to a decrease in direct trucking revenue, which more than offset additional revenue from the General Order warehouse business at the JFK facility, which Cargo Connection commenced operating in June 2006. This decrease in trucking revenue was due to a general decrease in demand for consumer products which has decreased sales volumes from our current customer base. In addition, the Company has discontinued providing certain low margin services and its reliance on certain low-margin customers in an effort to broaden its customer base at higher margins.

Cargo Connection’s revenues for the twelve months ended December 31, 2007, were $16,408,381, compared with $17,897,214 for the twelve months ended December 31, 2006, a decrease of $1,488,833 or 8.3%, as a result of the factors described above.

Cargo International’s revenues for the year ended December 31, 2007, were $800,180, compared with $7,548 for the year ended December 31, 2006, an increase of $792,632 from the previous year, due to the addition of two handling agreements that the Company entered into in April 2007 that are utilizing Cargo International’s Illinois facility.

Operating Expenses.

Direct operating expenses for twelve months ended December 31, 2007 were $11,615,518, as compared to $12,296,989 for the twelve months ended December 31, 2006, a decrease of $681,471 or 5.5%, primarily due to a $1,140,084 decrease in outside trucking and handling expenses, which more than offset an increase of $231,276 in direct labor costs, $57,603 in truck and trailer expenses, $100,715 in warehouse expenses, and $110,539 in truck fuel costs due to the higher fuel prices. As a percentage of revenue, the direct expenses decreased slightly to 67.5% in 2007 from 68.6% in 2006.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $6,677,192 for the twelve months ended December 31, 2007, compared with $8,441,906 for the twelve months ended December 31, 2006, a decrease of $1,764,714, or 20.9%, primarily as a result of:

•	a decrease in consulting and professional fees associated with being a public entity of approximately $609,855,
•	a decrease of over $400,000 in our rent expense which is mostly derived from the renegotiation of our Illinois lease,
•	a decrease in Guaranteed Rental Expense of $405,000 which was associated with the former Illinois Lease Agreement that has now been cancelled,
•	a decrease in insurance, telephone and utilities costs of approximately $10,000, and
•	a decrease of bad debt allowance of $142,800,

which more than offset:

•

an increase in wages and associated benefits and taxes of $326,244 due to an increase in the number of employees at the Illinois facility for the business that began in May 2007, as well as a full year of additional employees at the JFK facility that handle the business that began in June 2006,

•	an increase in depreciation of $22,926,
•	an increase in repairs and maintenance for computers and office equipment as well as equipment rental of $83,900, and
•	an increase in travel expenses of approximately $22,000.

As a percentage of revenue, selling, general and administrative expenses decreased to 38.8% in 2007 as compared to 47.1% in 2006.

Depreciation and Amortization.

Depreciation and amortization expense for the year ended December 31, 2007 was $184,853, as compared to $161,927 in the year ended December 31, 2006, an increase of $22,926 or 14.2%. In addition, depreciation and amortization on assets under capital leases in the year ended December 31, 2007 was $102,477 as compared to $75,206 in the year ended December 31, 2006, an increase of $27,271 or 36.3%.

Operating Loss.

The Company reported a loss from operations before other income (expense) of $1,079,945 for the twelve months ended December 31, 2007, compared to a loss from operations of $2,811,351 for the twelve months ended December 31, 2006, a decrease of $1,731,406 or 61.6%. As a percentage of revenue, the loss from operations represented 6.3% of revenues, as compared to 15.7% in 2006, which represents an approximate 9.4% improvement.

Net Interest Expense.

The Company’s net interest and financing expenses was $3,109,378 for the twelve months ended December 31, 2007, as compared to $1,857,929 for the twelve months ended December 31, 2006, an increase of $1,251,449, or 67.4%, primarily due to the interest expenses associated with derivative instruments during the period of approximately $3,000,000, resulting from approximately $1,030,540 accrued for liquidated damages, approximately $236,500 of accrued interest on the underlying debt and approximately $1,650,000 from the amortization of discount on the underlying debt.

Net (Loss) Income.

For the fiscal year ended December 31, 2007, the Company incurred a net loss of ($1,505,847), compared to a net loss of ($5,865,325) for the twelve months ended December 31, 2006, a decrease of $4,359,478, or 74.3% improvement as a result of:

•	a decrease of $3,763,983 due to derivative liability instrument valuations, (See note 17 to the financial statements),
•	a decrease in indirect operating expenses of $1,764,714,
•	a decrease of $466,344 relating to debt extinguishment expenses,
•	a benefit from the change in value of financial instruments of $1,251,449, which relates to financial instrument market price adjustments,
•	a decrease in direct operating expenses of $681,471, and
•	a decrease in other expenses of 45,648,

which more than offset:

•	a decrease in revenue of $714,779 from operations, and
•	an increase in minority interest adjustment of $1,646.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $10,132,982 as of December 31, 2007. The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital. To date, the Company has successfully increased its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and raised capital to assist in meeting its working capital needs. The Company is continuing to seek available capital. If the Company is not successful in continuing to raise working capital through equity and debt financing, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

Going Concern

Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability. However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability. There can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

The Company’s available cash at December 31, 2007 was $470,779. In 2007, the Company used net cash in operating activities of $138,733, compared with $1,982,558 in 2006, a decrease of $1,843,825 or 93%.

To assist with the Company’s short term cash flow needs, the Company received aggregate advances of $150,000 from a related party in April 2007. The Company issued a promissory note for these advances at an interest rate of 12% and both maturing in July 2007. During the three-month period ended September 30, 2007, $50,000 of the advances was repaid in full. In June 2007, the Company also received a $100,000 loan from an investor with an informal repayment term of $5,000 per week, which has subsequently been paid in full.

Factoring Facilities

Effective November 20, 2007, Cargo Connection entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with Wells Fargo Bank, National Association ("WFBA"); and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement"); and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement"). The Amended Transfer Agreement provides that WFBA shall serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000. The obligations of Cargo Connection to WFBA are guaranteed by the Company and the executive officers of the Company.

Concurrently with the Amended Transfer Agreement, WFBA, Cargo Connection and Accord Financial, Inc. ("Accord"), Cargo Connection's previous factor, executed a Buyout Agreement (the "Buyout Agreement") pursuant to which WFBA purchased all of Cargo Connection’s accounts receivable owned by Accord and Accord assigned all of the security interests, financing statements and liens it possessed in Cargo Connection’s accounts receivable and assets to WFBA. The escrow accounts held by Accord for customer reserves and the escrow account for vendor payments were included in the Buyout Agreement.

Cargo Connection’s accounts receivable factoring facility, with WFBA, provides that the factor purchases certain accounts receivable and extends credit with a maximum borrowing amount of $3,000,000. The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation. The facility provides for the purchase up to 95% of eligible accounts receivable of Cargo Connection minus a fixed discount of approximately .35% as of December 31, 2007, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections along with a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection is required to buy back the receivable from the factor. Cargo Connection must submit a minimum of $1,000,000 of eligible invoices in each calendar month. At December 31, 2007, $200,680 is due from the factor, which represents the reserve against collected receivables. At December 31, 2007, the total amount advanced by the factor was $1,793,438, which represents the proceeds from financing of accounts receivables purchased of $1,992,714 less an escrow against these funds in the amount of $199,276.

Lease Commitment

Pursuant to a Lease Agreement, dated as of October 22, 2002, as amended by the First Amendment of the Lease Agreement, dated January 10, 2008 (the “Atlanta Lease”), Cargo Connection is obligated to pay an aggregate of $1,454,432 in monthly payments through June 30, 2018 for the commercial use of the Atlanta, Georgia facility.

Pursuant to a Lease Agreement dated as of December 15, 2005 (the “New York Lease”), Cargo Connection is obligated to pay an aggregate amount of $193,950 in monthly payments beginning January 1, 2007 through February 28, 2009, for the commercial use of the Inwood, New York corporate facility. In addition, pursuant to a Lease Agreement dated as of December 15, 2005, Cargo Connection, as assignee of Cargo International, is obligated to pay an aggregate amount of $5,028,544 in monthly payments beginning January 1, 2007 through February 28, 2014 for the commercial use of the Inwood, New York warehouse facility.

Pursuant to the Lease Agreement, dated as of September 30, 2004 (the “Miami Lease”), Cargo Connection is obligated to pay an aggregate of $655,943 in monthly payments through April 1, 2010 for the commercial use of the Miami, Florida facility, of which $113,014 represents payment arrearages to be paid pursuant to a settlement agreement, dated as of November 21, 2007, all required payments in connection with which have been made.

Pursuant to a Lease Agreement, dated as of October 12, 2004 (the “Ohio Lease”), Cargo Connection, as assignee of Cargo International, is obligated to pay $5,942 on a monthly, renewable basis, for the commercial use of the Columbus, Ohio facility.

Pursuant to a Lease Agreement, dated as of January 11, 2008 (the “Chicago Lease”) Cargo International is obligated to pay an aggregate amount of $6,720,000 in monthly payments through December 31, 2018, for the commercial use of the Bensenville, Illinois facility.

Notes Receivable

On November 21, 2007, the Company loaned $300,000 to Fleet, which is represented by a promissory note. The note bears interest at 11% per annum and matures on November 21, 2008. As of December 31, 2007, the principal amount outstanding on the note is $300,000. Interest earned on the note for the year ended December 31, 2007 amounted to $3,707.

Secured Convertible Debentures and Warrant

Pursuant to a Securities Purchase Agreement, dated as of December 28, 2005 (the “Montgomery Purchase Agreement”), with Montgomery, the Company issued a $1,750,000 secured convertible debenture (the “First Montgomery Debenture”) to Montgomery, which bears interest at a rate of 10% per annum and matured on December 28, 2007. The First Montgomery Debenture is convertible into shares of Common Stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date. The First Montgomery Debenture is secured by substantially all of the assets of the Company.

Simultaneously with the issuance of the First Montgomery Debenture, the Company issued to Montgomery a three year warrant (the “Montgomery Warrant”) to purchase 2,000,000 shares of Common Stock at an exercise price of $0.001 per share. The Montgomery Warrant, which is exercisable immediately, was valued at $2,394,000 using a Black-Scholes option pricing model. Also in connection with the issuance of the First Montgomery Debenture, the Company paid Montgomery a fee of $135,000. The value of the Montgomery Warrant and the fees paid to Montgomery were recorded as a discount to the First Montgomery Debenture and are being amortized over the term of the First Montgomery Debenture using the effective interest method.

On February 13, 2006, the Company completed a financing for an additional $600,000 with Montgomery as part of the funding package contemplated by the Montgomery Purchase Agreement. In connection with the February 2006 financing, the Company issued to Montgomery a second secured convertible debenture (the “Second Montgomery Debenture” and, collectively with the First Montgomery Debenture, the “Montgomery Debentures”) in the principal amount of $600,000, which bears interest at a rate of 10% per annum and matured on February 12, 2008. The Second Montgomery Debenture is convertible into shares of Common Stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date. Shares of Common Stock issuable upon conversion of the Second Montgomery Debenture are also subject to the Registration Rights Agreement.

As of December 31, 2007, $140,000 of principal due under the Montgomery Debentures had been converted into shares of Common Stock, and as of March 25, 2008, an additional $172,100 of the Montgomery Debentures had been converted into shares of Common Stock. The remaining amounts due under the Montgomery Debentures are past due.

On November 14, 2007, the Company issued a senior secured convertible subordinated debenture in the principal amount of $46,500 to YA Global, which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2009, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company’s common stock for the 10 day period prior to such conversion. This note is secured by substantially all the assets of the Company.

The Company is obligated under the Registration Rights Agreement between the Company and Montgomery to have filed and declared effective the SB-2 Registration Statement registering for resale shares of Common Stock issuable upon conversion of the Montgomery Debentures, currently in the outstanding principal amount of $2,210,000 and upon exercise of the Montgomery Warrant. The Registration Rights Agreement contains liquidated damages provisions relating to the failure of the SB-2 Registration Statement to be declared effective by the SEC no later than a specified date. The SB-2 Registration Statement was not declared effective by the specified date. Subsequently, on May 2, 2007, the Company entered into a Waiver Agreement with Montgomery, pursuant to which the Company was permitted to withdraw the SB-2 Registration Statement, and to re-file another registration statement by June 5, 2007, which the Company failed to do. The Company has accrued an aggregate $1,030,540 as a potential liquidated damages liability as of December 31, 2007, which has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. The ultimate amount of potential damages liability cannot be determined at this time because damages are determined based upon the length of non-compliance and no maximum amount is provided in the Registration Rights Agreement. If the Company is found to be in default of its obligations to have the SB-2 Registration Statement declared effective, the holder of the Montgomery Debentures could declare the full principal amount of the Montgomery Debentures, together with interest and other amounts owing thereunder, to become immediately due and payable. The Montgomery Debentures is secured by substantially all of the assets of the Company. (See Note 13 to Item 7 – Financial Statements).

In October 2005, the Company entered into a secured convertible debenture with members of management in the amount of $75,000. Under the agreement, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible into common stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest closing bid price of the common stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2007. The note has not been repaid as of this date. The Company has not received any notification that it is in default under the provisions of the note.

Notes and Advances Payable

At December 31, 2007, we had outstanding $1,196,510 in principal amount with respect to five promissory notes. The promissory notes bear interest at 4% to 12% per annum. Notes payable in an aggregate amount of $896,510 are collateralized by substantially all the assets of Cargo Connection or Cargo International. Notes payable in an aggregate amount of $75,043 are guaranteed by certain of the executive officers of the Company. (See Note 12 to Item 7 – Financial Statements).

During the year ended December 31, 2007, the Company received cash advances of $100,000 from Triple Crown. These advances were repaid in full by November 9, 2007.

During the year ended December 31, 2007, the Company received two short-term loans, totaling $150,000 from Parkside Properties, LLC (“Parkside”), a related party. The notes both provided for interest at a rate of 12% and matured in July, 2007. As of December 31, 2007, only $50,000 plus the accrued interest associated with it was paid to the Company. The balance of $100,000 is still outstanding at this time.

During the year ended December 31, 2007, the Company received an installment loan from Avalon Insurance and Premium Financing Specialists for the Company’s insurance coverage, pursuant to which, at December 31, 2007, the Company has an outstanding obligation in the amount of $138,158. (See Note 11 to Item 7 – Financial Statements).

The Company is currently negotiating formal repayment terms with three lenders with respect to an aggregate of $1,250,000 which they have advanced to the Company as of December 31, 2007.

Cancelled Stock

On April 19, 2007, we cancelled 105,263 shares of the Company’s common stock. Additionally, in July 2007, the company cancelled 50,000,000 shares of its common stock which were held in escrow as part of the issuance of secured debentures to Highgate House, Ltd. in May 2005. These shares were placed into escrow to secure the Company’s obligation to issue shares of common stock upon conversion of such debentures. The shares were never considered as issued and outstanding and thus were not included in any per share computations.

Seasonality

Our operations are seasonal in nature. Usually, we recognize less revenue in our first and second fiscal quarters, and recognize approximately 60% of our revenues in our third and fourth quarters.

Inflation

We may not be able to pass on fuel price increases to our customers. The overall increase in energy costs, including natural gas and petroleum products, has adversely impacted our overall operating costs in the form of higher freight costs. We cannot assure you we will be able to pass all these cost increases on to our customers.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet arrangements or obligations.

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

The following is a description of those accounting policies believed by management to require subjective and complex judgments or estimates which could potentially affect reported results.

Revenue Recognition

The Company recognizes all transportation revenues when the freight is tendered to the Company for the delivery of the goods to their final destination. The Company recognizes warehouse services revenue upon the completion of services. Costs related to such revenues are included in direct operating expenses.

Accounts Receivable, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates are used in determining our allowance for doubtful accounts based on the inability of our customers to make required payments, historical collections experience, current economic trends and a percentage of our accounts receivable by aging category. We review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. We also examine the credit quality of our customer base as well as changes in our credit policies. We continuously monitor collections and payments from our customers. When the Company deems it probable that an account of a specific customer will become uncollectible, that customer’s account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our net income is directly affected by management's estimate of the collectability of accounts receivable.

Valuation of Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of our long-lived assets may be impaired. An asset's value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

We are required to make subjective assessments as to whether there are impairments in the value of our long-lived assets and other investments. Our net income is directly affected by management's estimate of impairments.

Deferred Income Taxes

Determining our provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A valuation allowance is maintained by the Company due to the impact of the current year's net operating loss carryforwards (“NOL”). In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made.

If we later determine that it is more likely than not that the net deferred tax assets would be realized, and then the previously provided valuation allowance would be reversed. Our current valuation allowance relates predominately to benefits derived from the utilization of our NOL's.

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may issue options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options or liquidated damages provisions, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

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

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as their fair value can be separated from the convertible note and their conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Stock Based Transactions

We have concluded various transactions where we paid the consideration in shares of our common stock. These transactions include:

•	Acquiring NMDT;
•

Acquiring the services of various professionals who provided us with a range of corporate consultancy services, strategic planning, development of business plans, investor presentations and advise and assistance with investments funding; and

•	Settlement of our indebtedness.

When our stock is used in transactions, the transactions generally are valued using the price of the shares being transferred at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided and any excess of the value of the common stock issued over this value as recorded as goodwill or a charge to the statement of operations.

Amortization of Intangible Assets

Intangible assets, such as patents or trademarks, that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expenses within the consolidated statement of operations for the subject accounting period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company intends to conduct periodic impairment tests on intangible assets without a definitive life based on comparison of the estimated fair value of the intangible asset to the carrying value of the intangible asset. If the carrying value exceeds the estimate of fair value, impairment will be calculated as the excess of the carrying value over the estimate of fair value.

Estimated liability for insurance claims

The Company maintains automobile, general, cargo, and workers’ compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the fiscal period in which claims are reported, the Company estimates and establishes any potential liabilities, if they exist, for its share of ultimate settlements using all available information, as well as the Company’s history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Company has accrued.

Item 7. - FINANCIAL STATEMENTS

Set forth below is a list of our financial statements for December 31, 2007, included in this Annual Report on Form 10-K following Item 14.

==================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cargo Connection Logistics Holding, Inc.

Inwood, New York

We have audited the accompanying consolidated balance sheet of Cargo Connection Logistics Holding, Inc. as of December 31, 2007 and the related consolidated statements of operations, and stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cargo Connection Logistics Holding, Inc. as of December 31, 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has reported losses from operations, negative cash flows from operating activities, negative working capital and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

Friedman LLP

East Hanover, New Jersey

March 31, 2008

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current Assets
Cash	$470,779
Accounts receivable, net of doubtful accounts of $177,075	807,356
Notes receivable	300,000
Due from officers	74,949
Prepaid expenses	70,588
Total current assets	1,723,672

Property and equipment, net of accumulated depreciation in the amount of $1,565,225	438,560
License agreements - RadRope™	1,316,854
Security deposits	91,904
TOTAL ASSETS	$3,570,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$4,701,804
Secured convertible debenture, net of discount of $38,327	2,293,173
Financial instruments	997,743
Current portion of notes payable	299,695
Current portion of capital leases payable	105,975
Due to related parties	2,027,936
Due to others	1,388,158
Security deposits and escrowed funds	42,170
Total current liabilities	11,856,654

Long term portion of capital leases payable	110,342
Long term portion of notes payable	896,815
Deferred rent	566,577
Total other liabilities	1,573,734
TOTAL LIABILITIES	13,430,388

Commitments and contingencies

Non-controlling interest - ITG subsidiary	329

Series III Preferred Stock, par value $1.00 - authorized
500,000 shares, 265,000 shares issued and outstanding (liquidation value $265,000)	265,000
Series IV Preferred Stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)	517,500
Series V Preferred Stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares,
1,147,807,354 shares issued and outstanding	1,147,808
Additional paid in capital	3,335,297
Accumulated deficit	(15,605,199)
TOTAL STOCKHOLDERS' DEFICIENCY	(11,122,094)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,570,990

See accompanying notes to consolidated financial statements.

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Operating revenue:
Revenue	$17,212,765	$17,927,544
Total revenue	17,212,765	17,927,544

Operating expenses:
Direct operating expenses	11,615,518	12,296,989
Selling, general and administrative	6,677,192	8,441,906
Total operating expenses	18,292,710	20,738,895

Loss from operations	(1,079,945)	(2,811,351)

Other (expense) income
Interest expense, net	(3,109,378)	(1,857,929)
Rental income	121,850	123,950
Change in value of financial instruments	2,946,392	(817,591)
Non-controlling interest - ITG	659	(987)
Loss from debt extinguishment	(35,766)	(502,110)
Other income	46,341	693
Total other expense	(29,902)	(3,053,974)

Net loss before cumulative effect of change in accounting principle	(1,109,847)	(5,865,325)

Cumulative effect on prior years of retroactive application of a
change in accounting principle	(396,000)	-

Net loss attributable to common stockholders	$(1,505,847)	$(5,865,325)

Net loss per common share, basic and diluted	$(0.001)	$(0.008)

Weighted average number of common shares used
in the net loss per share calculation	1,102,435,761	738,792,011

See accompanying notes to consolidated financial statements.

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
AS OF DECEMBER 31, 2007

			Additional	Deferred		Total
	Common Stock		Paid-in	Offering	Accumulated	Stockholders'
	Shares	Amount	Capital	Costs	Deficit	Deficiency
Balance December 31, 2006	1,082,912,617	$1,082,913	$3,242,192	$(10,000)	$(14,099,352)	$(9,784,247)

Cumulative effect of change in
accounting principle	-	-	-	-	(396,000)	(396,000)

Cancellation of shares in connection
with deferred offering costs	(105,263)	(105)	(9,895)	10,000	-	-

Issuance of shares for payables	25,000,000	25,000	75,000	-	-	100,000

Conversion of principal on secured
convertible notes into common stock	40,000,000	40,000	28,000	-	-	68,000

Net loss	-	-	-	-	(1,109,847)	(1,109,847)

Balance December 31, 2007	1,147,807,354	$1,147,808	$3,335,297	$-	$(15,605,199)	$(11,122,094)

See accompanying notes to consolidated financial statements.

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net loss attributable to common stockholders	$(1,505,847)	$(5,865,325)
Cumulative effect of prior years of retroactive application
of a change in accounting principle	396,000	-
Net loss before cumulative effect of change in accounting principle	(1,109,847)	(5,865,325)
Adjustments to reconcile net loss to net
cash used in operating activities:
Interest expense in connection with derivative instruments	-	490,902
Amortization of note discounts	1,645,921	645,158
Change in derivative liability due to accrued liquidated damages	165,236	-
Mark to market on derivative instrument	(2,946,392)	817,591
Depreciation and amortization	184,853	161,927
Deferred rent	(496,949)	187,959
Issuance of shares for services	-	562,978
Bad debt expense	25,000	52,996
Loss on extinguishment of debt	35,766	534,789
Non-controlling interest	(658)	987
Guaranteed rental expense	(495,000)	495,000
Changes in:
Escrow held by factor	361,846	(208,982)
Escrow held by attorney	-	49,351
Accounts receivable	(174,129)	(2,165)
Due from factor	351,924	259,760
Prepaid expenses	231,441	(85,884)
Accounts payable and accrued expenses	2,080,598	(84,471)
Security deposits and escrowed funds	1,657	4,871

Net cash used in operating activities	(138,733)	(1,982,558)

Cash flows from investing activities
Proceeds from sale of common stock for investment in NMDT	-	200,000
Issuance of notes receivable	(300,000)	-
Redemption of security deposits	-	3,171
Payments received for security deposits	(1,096)	(18,445)
Sale of property and equipment	7,300	-
Purchase of property and equipment	(38,378)	(56,734)

Net cash (used in) provided by investing activities	(332,174)	127,992

Cash flows from financing activities
Repayments from related parties	-	66,378
Repayments from officers	-	430
Repayments due to others	(177,051)	-
Proceeds received from others	-	1,502,709
Repayments to / advances from officers	(101,460)	(1,382)
Proceeds received from related parties	900,777	323,635
Proceeds from notes payable	150,000	-
Proceeds from secured debenture	40,000	600,000
Principal payments on convertible notes payable	-	(251,002)
Principal payments on notes payable	(139,766)	(229,388)
Principal payments on capital leases payable	(69,486)	(65,160)

Net cash provided by financing activities	603,014	1,946,220

Net decrease in cash	132,107	91,654

Cash, beginning of period	338,672	247,018

Cash, end of period	$470,779	$338,672

Supplemental disclosure of cash flow information
Interest expense	$-	$1,458,073
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of convertible notes payable to common stock	$-	$350,290
Conversion of secured debenture to common stock	$40,000	$-
Conversion of preferred stock to common stock	$-	$180,000
Issuance of common stock for deferred consulting services	$-	$100,000
Discount on secured debenture	$34,791	$600,000
Value of shares issued in connection with investment in NMDT	$-	$1,316,854
Write off of derivatives for convertible note payable and
secured debenture due to conversion and payoffs	$25,553	$291,584
Write off of discount for convertible note payable and
secured debenture due to conversion and payoffs	$33,319	$154,204
Issuance of common stock for settlement of trade payables	$100,000	$21,784
Purchase of equipment through capital lease	$265,696	$19,800
Cumulative effect of accrued liquidated damages	$396,000	$-
Cancellation of shares in connection with deferred offering costs	$10,000	$-
Conversion of trade payables into notes payable	$1,012,256	$-

See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On May 12, 2005, through a reverse merger, pursuant to a Stock Purchase Agreement and Share Exchange among Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.) and primarily through its newly acquired subsidiaries, Cargo Connection Logistics Corp. (“Cargo Connection”) and Cargo Connection Logistics – International, Inc., f/k/a Mid-Coast Management, Inc., (“Cargo International”), the Company began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services.  Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the “Company.”

The Company is a provider of logistics solutions for global partners through its network of branch terminal locations and independent agents in North America. The Company’s target customer base ranges from mid-sized to Fortune 100(TM) companies.

On May 12, 2005, the Company purchased all of the outstanding shares of Cargo Connection Logistics Corp., a Delaware corporation (“Cargo Connection”) and Mid-Coast Management, Inc., an Illinois corporation, for seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange among Championlyte Holdings, Inc., Cargo Connection, Mid-Coast Management, Inc. and the stockholders thereof. As additional consideration, the Company issued shares of preferred stock to the stockholders of Cargo Connection and Mid-Coast Management, Inc., which were convertible into a number of shares of common stock of the Company on the first anniversary of the closing date so that the stockholders of Cargo Connection and Mid-Coast Management, Inc. would own eighty percent (80%) of the outstanding shares of the Company. On May 23, 2005, the Company changed its name to Cargo Connection Logistics Holding, Inc.

On March 14, 2006, Mid Coast Management, Inc. changed its name to Cargo Connection Logistics – International, Inc. (“Cargo International”).

The Company operates predominately as a non-asset based transportation provider which provides truckload and less-than-truckload transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also provides a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations, and a U.S Customs approved General Order warehouse operation which began during the latter part of the second quarter of 2006. All of these leased facilities enhance and support the supply chain logistics needs of the Company’s customers. Some of the services provided are pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers’ shipments into the United States, as well as storage of goods and recovery of goods damaged in transit.

In December 2006, the Company acquired NMDT, which has been accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT’s assets consisted of a license to certain patent rights and cash. The Company intends to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipates that the development of a revised prototype will be completed by the end of the second quarter 2008. The Company expects the prototype to be marketed by the middle of 2008, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

The Company owns a 51% interest in ITG and EmplifyHR (a related party – see note 12) owns a 49% interest. The financial statements of ITG are included in the Company’s consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company’s consolidated statements of operations and the minority interest in the equity of ITG is reflected as a separate component in the Company’s consolidated balance sheet.

In 2006, Cargo Connection became one of an exclusive number of companies that works closely with the Department of Homeland Security CBP. The Company has become the operator of the sole General Order warehouse for JFK. General Order warehouses operate under specific provisions of the CFR. Applicable provisions of the CFP require merchandise to be considered General Order merchandise when it is taken into the custody by CBP.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of approximately $1,109,847 for the year ended December 31, 2007, prior to the cumulative effect of the adjustment for prior year’s adjustment for compliance with EITF 00-19-2 and a net loss of $1,505,847 after the cumulative effect of such adjustment, as compared with a net loss of $5,865,325 for the year ended December 31, 2006. The Company has a working capital deficiency of $10,132,982 and a stockholders’ deficit of $11,122,094 at December 31, 2007 and expects that it will incur additional losses in the immediate future. The effect of the change in the value of the financial instruments is not included in operational losses. To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

As of December 31, 2007, the Company was obligated under the Registration Rights Agreement between the Company and Montgomery to have filed and declared effective a Securities Act registration statement registering for resale the shares issuable upon conversion of outstanding debentures held of record by Montgomery and in the outstanding aggregate principal amount of $2,210,000 at such date (see note 14). The Registration Rights Agreement contains liquidated damages provisions relating to the failure of such registration statement to become effective by a specified date. Such registration statement was not declared effective by the specified date. The Company has previously accrued an aggregate $1,030,540 with respect to such liquidated damages provisions, of which $396,000 has been recorded as a cumulative effect adjustment in conformity with EITF 00-19-2. The total maximum liquidated damage liability cannot be determined until such time as the registration statement is declared effective. The registration statement which the Company previously filed was withdrawn with the consent of Montgomery. Subsequently, the Company failed to file another registration statement by the required date. Currently the debentures have matured and the Company owes the principal plus accrued interest. Additionally, the Company is in default of its obligation under a Registration Rights Agreement and additional liquidating damages are due. In addition, the Montgomery Debentures have matured and have not been repaid.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if at all. The outcome of these matters cannot be predicted with any certainty at this time.

These factors raise substantial doubt that the Company may be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts or classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced any losses on these accounts, and believes that such risk is minimal.

The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the outstanding amounts, net of the allowance for doubtful accounts. The Company uses estimates to determine its allowance for doubtful accounts based on the ability of its customers to make required payments, historical collections experience, current economic trends and a percentage of accounts receivable by aging category. The Company reviews available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. The Company continuously monitors collections and payments from its customers. When the Company deems it probable that an account of a specific customer will become uncollectible, that customer’s account balance will be included in the reserve calculation. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past.

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

Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2007, there were no impairment charges relating to long-lived assets.

Revenue recognition

The Company recognizes all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The Company recognizes warehouse services operations revenue upon the completion of those services. Costs related to such revenue are included in direct operating expenses. The Company presents taxes that are directly imposed on revenue-producing transactions by a governmental authority on a gross basis (i.e., included in revenues and cost of sales).

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided utilizing the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current income taxes are based on the respective periods’ taxable income for federal, state and city income tax reporting purposes. No benefit for income taxes has been provided as the deferred tax asset generated from net operating losses and temporary differences has been offset by a full valuation allowance.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses (“NOLs”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company is in the process of preparing the Company’s consolidated tax returns for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and does not anticipate any adverse effect from any of the filings thereof.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no additional accrued interest or penalties related to uncertain tax positions.

Estimated liability for insurance claims

The Company, under a self insurance program, maintains automobile, general, cargo, and workers’ compensation claim liability insurance coverage under both deductible and retrospective rating policies. In the fiscal period in which claims are reported, the Company estimates and establishes any potential liabilities, if they exist, for its share of ultimate settlements using all available information, as well as the Company’s history of such claims. Claim estimates are adjusted when additional information becomes available. The recorded expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ from the amounts the Company has accrued.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued and valuation allowance for deferred income tax assets.

Fair value disclosure

For certain of the Company’s financial instruments, including cash, receivables, accounts payable, accrued expenses and financial instruments, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

Net loss per share

The Company reports loss per share in accordance with SFAS No. 128, “Earnings per Share.”Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of December 31, 2007 and 2006, of 6,208,253,135 and 3,777,138,477 shares, respectively, have been excluded from diluted loss per share as the effect would be antidilutive for the periods then ended. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. As of December 31, 2007 and 2006, there were 1,147,807,354 and 1,082,912,617 shares of common stock outstanding, respectively, with a weighted average number of shares used for the net loss per share computation of 1,102,435,761 and 738,792,011 shares, respectively

Stock-based compensation

On January 1, 2002, the Company adopted fair value accounting for grants of common stock, options and warrants to employees and non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by FAS 148 and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, compensation expense is recognized over the vesting period.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-based Payment”(“SFAS 123R”), using the modified prospective method. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its interpretations and revises SFAS No. 123 and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.

The Company has not granted any stock options nor have any stock options been exercised or expired in 2006 or 2007.

Financial instruments

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value within the terms of SFAS 133, as their fair value can be separated from the convertible note and the conversion feature liability is independent of the underlying note value. The conversion liability is marked-to-market each reporting period with the resulting gains or losses shown on the Company’s consolidated statements of operations. For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 and related interpretations, including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market at each balance sheet date. In the event that the embedded derivative is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and reclassified to equity.

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

Deferred Rent

The term of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS 13, “Accounting for Leases” the non-contingent rent increases are being amortized over the term of the leases in a straight line basis. Deferred rent includes Illinois & Atlanta rent and represents the unamortized rent adjustment amount, and is reflected as deferred rent obligations in the Company’s consolidated balance sheet.

Intangible Assets

Excess of cost over fair value of net tangible assets acquired arising from the acquisition of NMDT are first attributed to patents and licenses based upon their estimated fair value at the date of acquisition. These intangible assets are being amortized over their estimated useful lives, which is 19 years. Excess of cost over fair value of net assets acquired will be reviewed for impairment pursuant to the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The Company accounts for its intangible assets under the provisions of SFAS No. 142. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite lives are accounted for impairment under SFAS No. 142.

The Company’s intangible assets, such as patents or trademarks, that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations for the subject accounting period. Alternatively, and until a patent with respect to the Patent Rights is granted by the PTO (or the Company is advised that the PTO has rejected the patent application with respect to the Patent Rights), in accordance with SFAS No. 142 the Company intends to conduct periodic impairment tests on the License based on a comparison of the estimated fair value of the License to the carrying value of the License. Such testing will be based on the status of the development of the marketable RadRope™ product and, once developed, the extent of market acceptance of the RadRope™ product following the commencement of the marketing of the product. If the carrying value exceeds the estimate of fair value, impairment will be calculated as the excess of the carrying value over the estimate of fair value.

Stock Based Transactions

The Company has concluded various transactions in which it paid the consideration in shares of common stock. These transactions include:

•	Acquiring NMDT;
•

Acquiring the services of various professionals who provided the Company with a range of corporate consultancy services, strategic planning, development of business plans, investor presentations and advice and assistance with funding; and

•	Settlement of the Company’s indebtedness.

When common stock is used in transactions, the transactions are generally valued using the market price of the common stock at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided, and any excess of the value of the common stock issued over this value is recorded as goodwill or a charge to the statement of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2007 are as follows:

Communication systems	$182,884
Computer equipment	633,271
Furniture and fixtures	45,249
Leasehold improvements	144,154
Machinery and equipment	858,416
Office equipment	139,811
Property and equipment, at cost	2,003,785
Less: accumulated depreciation and amortization	(1,565,225)
Property and equipment, net	$438,560

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $184,853 and $161,927, respectively. In addition, $102,477 and $75,206 of depreciation and amortization on assets under capital leases have been included in depreciation expense for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 - ACQUISITIONS

On August 29, 2007, the Company entered into a letter agreement with Fleet and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet. The consummation of this transaction has been delayed due to, among other things, financing limitations, and no assurance can be given that it will be consummated, nor that financing for the transaction will be obtained.

Effective December 6, 2006, the Company acquired certain exclusive license rights, including limited sublicensing rights (the “License”), to manufacture, use and sell products utilizing intellectual property rights (the “Patent Rights”) which are the subject of a pending patent application with the United States Patent and Trademark Office (the “PTO”). The Patent Rights relate to portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries.

The Company acquired the License as a result of its acquisition of NMDT, a then wholly-owned subsidiary of UTEK Corporation, in a stock-for-stock exchange transaction. Pursuant to such transaction, the Company issued 168,539,326 shares of Company common stock to UTEK Corporation in exchange for all of the issued and outstanding NMDT equity securities. The Company has valued such 168,539,326 shares at $1,516,854, based on the fair market value of the Company’s common stock on the date of issuance. Such purchase price has been allocated among the assets of NMDT as follows:

Cash	$ 200,000
License	1,316,854
$ 1,516,854

NMDT was formed in November 2006 and acquired the License less than two weeks prior to its acquisition by the Company in December 2006. From the date of its formation through the date of its acquisition by the Company, NMDT had no employees, business operations or material liabilities. At the time of its acquisition by the Company, NMDT’s only assets consisted of $200,000 of cash and the License. The License agreement provides for payments to the licensor of up to 7% of the net revenues from sales of products utilizing the Patent Rights, subject to minimum annual fees payable to the licensor, beginning in the second year of the licensing agreement, which range from $5,000 in year 2 to $30,000 in year 5 after the product is available for production. The License is scheduled to terminate upon the extinguishment of the Patent Rights. The latest possible date of such extinguishment cannot be determined at this time and will only be determinable when and if a patent with respect to the Patent Rights is granted by the PTO. The patent owner is still currently pursuing the final patents for all the uses of the RadRope™ product. Currently, the PTO has approved 8 of the 16 claims for which the patent owner has applied. The patent expires in 2025. The Company cannot accurately predict the value or eventual useful life of the patent in light of the continuing progress in the development of this technology. The Company intends to continue to account for the License based on the License’s allocated portion of the Company’s purchase price for NMDT until such time as a patent with respect to the Patent Rights is granted by the PTO and/or the Company determines the extent of market acceptance of the RadRope™ product following the commencement of the marketing of the product. The current useful life of this technology is based on the remaining life of the patent and will be subject to periodic review for impairment under SFAS 144.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 Share-Based Payment (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options are charged to retained earnings are and should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operation.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company also applies the provisions of SFAS No. 157. The Company currently is evaluating the effect of SFAS No. 159 on its consolidated financial statements.

NOTE 8 - FACTORING FACILITIES

Cargo Connection had entered into an accounts receivable factoring facility with Accord Financial Services, Inc. Pursuant to that factoring agreement, the factor purchased certain accounts receivable and extended credit with a maximum borrowing amount of $2,000,000. The Company ended that factoring facility on November 20, 2007. The facility provided for the purchase of up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.6% as of that last day of the agreement and a discretionary reserve (holdback) which was reduced via payments from the individual accounts receivable debtors. If a receivable was outstanding over 90 days, under recourse provisions, Cargo Connection would have to buy back the receivable from the factor. Cargo Connection had to submit a minimum of $1,500,000 of eligible invoices in each calendar quarter. At December 31, 2007, $-0- is due to and or from the factor. The factor and the Company also had an informal agreement, whereby the Company escrowed funds that were to be used to pay for the services of outside transportation vendors. This was mainly due to the concerns of the factor for any of its transportation clients as to the potential default of payments by their clients to outside transportation vendors to ensure that these funds are not diverted for other uses.

Effective November 20, 2007, Cargo Connection entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with Wells Fargo Bank, National Association ("WFBA"); and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement"); and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement"). The Amended Transfer Agreement provides that WFBA shall serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000. The obligations of Cargo Connection to WFBA are guaranteed by the Company and the executive officers of the Company.

Concurrently with the Amended Transfer Agreement, WFBA, Cargo Connection and Accord Financial, Inc., ("Accord") Cargo Connection's previous factor, executed a Buyout Agreement (the "Buyout Agreement") pursuant to which WFBA purchased all of Cargo Connection's accounts receivable owned by Accord and Accord assigned all of the security interests, financing statements and liens it possessed in Cargo Connection's accounts receivable and assets to WFBA. In addition, all previous amounts escrowed by Accord were returned to the Company.

Cargo Connection’s accounts receivable factoring facility with WFBA, provides that the factor purchase certain accounts receivable and extend credit with a maximum borrowing amount of $3,000,000 The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation. The facility provides for the purchase of up to 95% of eligible accounts receivable of Cargo Connection minus a fixed discount of approximately .35% as of December 31, 2007, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections along with a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection is required to buy back the receivable from the factor. Cargo Connection must submit a minimum of $1,000,000 of eligible invoices in each calendar month. At December 31, 2007, $200,680 is due from the factor, which represents the reserve against collected receivables. At December 31, 2007, the total amount advanced by the factor was $1,793,438, which represents the proceeds from financing of accounts receivables purchased of $1,992,714 less an escrow against these funds in the amount of $199,276

NOTE 9 - NOTES RECEIVABLE

On November 21, 2007, the Company loaned $300,000 to Fleet Global Services, Inc., which is represented by a promissory note. The note bears interest at 11% per annum and matures on November 21, 2008. As of December 31, 2007, the principal amount outstanding on the note is $300,000. Interest earned on the note for the year ended December 31, 2007 amounted to $3,707.

NOTE 10 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $1,014,427, less accumulated amortization of $698,318 as of December 31, 2007. The remaining obligations require monthly payments, including interest, totaling $10,796. Interest rates on these leases range from 2% to 23%. These leases mature at various times through September 2011. Certain obligations are guaranteed by certain executive officers of the Company.

On September 20, 2007, Cargo International acquired seven forklifts to be used in the operations of the Company. In connection with this purchase, the Company financed $129,168 of the purchase price under a capital lease obligation. The lease bears interest at 22.275% per annum and matures on September 20, 2011, and requires monthly payments of $4,089. The Company traded in old forklifts valued at $14,500, which was applied against the purchase price of the new forklifts.

As of December 31, 2007, the aggregate future minimum annual lease payments under these leases are as follows:

Year Ending December 31,

2008	$132,129
2009	59,370
2010	49,067
2011	36,800
Total payments	277,366
Less: amount representing interest	(61,049)
Net present value of capital lease obligations	216,317
Less: current portion	(105,975)
Long-term portion	$110,342

NOTE 11 – DUE TO OTHERS

During the year ended December 31, 2007, the Company received cash advances of $100,000 from Triple Crown, which were repaid in full by November 9, 2007.

The Company classifies advances as current liabilities, as the Company is expected to repay these advances within a twelve month period unless a more formal agreement is put into place for the repayment of these funds. The Company is currently negotiating formal note agreements with the lenders listed below with respect to their advances to the Company.

The following table details Due to Others as of December 31, 2007:

Loan from Ferro	$130,000
Loan from RAKJ Holdings	145,000
Loan from Triple Crown	975,000
1,250,000

Due to Avalon Insurance Co.	128,140
Due to Premium Financing Special	10,018
138,158

Total account balance	$1,388,158

In addition, the Company has entered into insurance premium financing arrangements with two providers with balances due to the providers of $138,158 as of December 31, 2007.

NOTE 12 - NOTES PAYABLE

On December 31, 2007, the Company issued a promissory note in the principal amount of $800,000 to EmplifyHR, evidencing payroll advances previously extended by EmplifyHR to the Company. The Note bears interest at a rate of 12% per annum, requires equal monthly amortization payments and matures on January 1, 2012. The Company may prepay the unpaid principal balance, or any portion thereof, of the note at any time without premium or penalty. Concurrently with the issuance of the note: (i) the Company entered into a security agreement with EmplifyHR, pursuant to which it granted to EmplifyHR a security interest in all of their respective assets; and (ii) Cargo Connection and Cargo International entered into a Guaranty of Payment Agreement pursuant to which Cargo Connection and Cargo International agreed to guarantee the Company's payment obligations under the note. EmplifyHR provides payroll and human resource services to the Company. EmplifyHR owns a 49% interest in ITG, of which the Company owns 51%. Ivan Dobrin, a principal shareholder of EmplifyHR, is the brother of Jesse Dobrinsky, the Company's CEO.

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000, representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. Interest totaling $6,564 is unpaid and included in accrued expenses as of December 31, 2007.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in meeting the short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. As of December 31, 2007, the accrued interest, was $8,515 and is included in accrued expenses.

On April 10, 2007, Cargo International borrowed $50,000 from a related party to assist in short term cash flow needs of the Company. This note provided for interest at the annual rate of 12% and a maturity date of July 3, 2007. The principal balance of this note was repaid in full, including accrued interest of $1,381 prior to December 31, 2007.

In January 2006, the Company issued a promissory note to National Semi-Trailer in the principal amount of $87,910 bearing interest at 10% per annum, representing an accounts payable obligation due to National Semi-Trailer Corp. This note was to mature November 16, 2006, but was informally extended by the holder. In June 2007, the Company settled with National Semi-Trailer Corp. on a balance of $34,452, payable in three equal consecutive monthly installments commencing on June 15, 2007. As of December 31, 2007, the note was fully repaid.

In March 2004, Cargo International entered into a revolving term loan with HSBC Bank whereby Cargo International was granted a $100,000 line of credit that bears interest at a rate of prime plus 2.5% (9.5% at December 31, 2007). Cargo International made monthly interest only payments until December 15, 2006, when under the terms of the loan agreement, the line of credit terminated and the remaining balance became a note payable with a four year term. This obligation is collateralized by all of the assets of Cargo International and is guaranteed by certain of the executive officers of the Company.

In May 2003, the Company entered into a loan agreement with U.S. Small Business Administration (“SBA”) whereby the SBA loaned $90,200 to the Company for working capital purposes. The loan bears interest at a rate of 4% per annum and matures in 2008, when the balance due approximates $14,000. Monthly installments totaling $2,664 commenced in June 2005. The note is collateralized by substantially all the assets of Cargo Connection and is supported by the personal guarantees of certain of the executive officers of Cargo Connection. As of December 31, 2007 the outstanding balance of the note is $21,467.

At December 31, 2007, future minimum annual principal payments on the above notes are as follows:

Year Ending December 31,

2008	$299,695
2009	409,892
2010	231,301
2011	234,764
2012	20,858
$1,196,510

The following table details the Notes Payable as of December 31, 2007:

EmplifyHR	$800,000
US-SBA	21,467
HSBC Bank	75,043
Target Temporaries	200,000
Parkside Properties	100,000
Total	1,196,510
Less: Current portion	299,695
Long-term portion	$896,815

NOTE 13 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company entered into a secured convertible debenture with members of management in the amount of $75,000. Under the agreement, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible into common stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2007. The note has not been repaid as of this date. The Company has not received any notification that it is in default under the provisions of the note.

This Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability, in the amount of $14,286 as of December 31, 2007 (see note 14), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2007.

Pursuant to a Securities Purchase Agreement, dated December 28, 2005 (the “Montgomery Purchase Agreement”), with Montgomery, the Company issued a $1,750,000 secured convertible debenture (the “First Montgomery Debenture”) to Montgomery with an interest rate of 10% per annum and a maturity date of December 28, 2007. The First Montgomery Debenture is convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock for the ten (10) trading days immediately preceding the conversion date. The First Montgomery Debenture is secured by substantially all of the assets of the Company. Simultaneously with the issuance of the First Montgomery Debenture, the Company issued to Montgomery a three year warrant (the “Montgomery Warrant”) to purchase 2,000,000 shares of common stock at an exercise price of $0.001 per share, which is exercisable immediately. The Montgomery Warrant was valued at $2,394,000 using a Black-Scholes option pricing model. Also in connection with the issuance of the First Montgomery Debenture, the Company paid Montgomery a fee of $135,000. The value of the Montgomery Warrant and the fees paid to Montgomery were recorded as a discount to the First Montgomery Debenture and are being amortized over the term of the First Montgomery Debenture using the effective interest method.

The First Montgomery Debenture is a hybrid instrument which contains both freestanding derivative financial instruments and multiple embedded derivative features each of which would require separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Montgomery Warrant, which was valued individually at $1,861,535 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as a “Compound Embedded Derivative Liability.” The compound embedded derivative features include the conversion feature within the First Montgomery Debenture, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability of $1,857,752, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the First Montgomery Debenture. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the First Montgomery Debenture, or 24 months. The unamortized discount and the effect of this transaction are included with the accounting treatment relating to the issuance to Montgomery of a second debenture on February 13, 2006.

The Company has classified the Montgomery Warrant as a liability and recorded an associated interest expense effective December 28, 2005 to reflect that the Registration Rights Agreement entered into, in connection with the issuance of the Montgomery Warrant and the First Montgomery Debenture. The agreement requires the Company to pay liquidated damages under specified conditions, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the Montgomery Warrant to be classified as a liability until the earlier of the date the Montgomery Warrant is exercised or expires. In accordance with EITF 00-19, the Company has allocated a portion of the proceeds of the First Montgomery Debenture to the Montgomery Warrant based on their fair value. EITF 00-19 also requires that the Company revalue the Montgomery Warrant as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

On February 13, 2006, the Company completed a financing for an additional $600,000 with Montgomery as part of the funding package contemplated by the Montgomery Purchase Agreement. In connection with the February 2006 financing, the Company issued to Montgomery a second secured convertible debenture (the “Second Montgomery Debenture” and, collectively with the First Montgomery Debenture, the “Montgomery Debentures”) in the principal amount of $600,000 with a 10% interest rate and a maturity date of February 13, 2008. The Second Montgomery Debenture is convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the common stock for the ten trading days immediately preceding the conversion date. Shares of common stock issuable upon conversion of the Second Montgomery Debenture are also subject to the Registration Rights Agreement.

The Second Montgomery Debenture is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the debenture and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability of $1,090,902, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the notes, or 24 months. The discount on these debentures was fully amortized at December 31, 2007.

Pursuant to the Registration Rights Agreement, the Company committed to file with the Securities and Exchange Commission, no later than 45 days from date of funding, a Registration Statement on Form SB-2 (the “SB-2 Registration Statement”) with respect to the shares of common stock issuable upon conversion of the Montgomery Debentures and upon exercise of the Montgomery Warrant. The Company could have been held in default under the Registration Rights Agreement because the SB-2 Registration Statement was not declared effective by the Securities and Exchange Commission within 150 days of the filing of the registration statement. There is no limitation on the maximum amount of liquidated damages that the Company could incur as a result of the failure to have the SB-2 Registration Statement declared effective. There are liquidated damages provisions under the Registration Rights Agreement, effective upon the SB-2 Registration Statement not being declared effective by the Securities and Exchange Commission within 120 days of filing the SB-2 Registration Statement. The SB-2 Registration Statement was filed in February 2006 (SEC File No: 333-131825). An amendment to the SB-2 Registration Statement was filed in July 2006. The registration statement which the Company previously filed has been withdrawn, and the Company failed to file a registration statement by a second deadline.

The liquidated damages liability accrues monthly at a rate equal to 2% of the outstanding principal amount due under the Montgomery Debentures. As of December 31, 2007, the rate of the liquidated damages liability is being calculated at approximately $45,000 per month. As of December 31, 2007, the Company had recognized an aggregate $1,030,540 liability for these liquidated damages, of which $396,000 has been recorded as a cumulative effect adjustment against retained earnings as of December 31, 2007, in conformity with EITF 00-19-2. The total maximum liquidated damages liability cannot be determined until such time as the registration statement is declared effective.

On May 7, 2007, the Company entered into an agreement with Montgomery (the “Waiver Agreement”). Under the Waiver Agreement, Montgomery agreed to:

(a)

Waive 50% of the Company’s obligation under the Registration Rights Agreement to pay Montgomery the liquidated damages relating to the Company’s inability to obtain effectiveness of the SB-2 Registration Statement. Such waiver was effective only if (i) the Company complied with all of its obligations under the Waiver Agreement and (ii) the Company redeemed the Montgomery Debentures on or prior to June 5, 2007. Montgomery reserved the right to consent, which consent may not be unreasonably, withheld, conditioned or denied, to an extension of such redemption deadline to June 30, 2007 if the Company delivered to Montgomery, no later than June 5, 2007, significant evidence of a potential financing transaction, the proceeds of which would, at a minimum, be sufficient to repay the all of the outstanding principal and accrued interest due under the Montgomery Debentures and other debt due Montgomery. The Company actively pursued potential financing transactions during this time period, but such efforts have been unsuccessful to date.

(b)	Permit the Company to withdraw the SB-2 Registration Statement. On May 9, 2007, the Company filed a Request for Withdrawal of Registration Statement on Form RW.

Also under the Waiver Agreement, the Company agreed to file a new registration no later than June 5, 2007 (or June 30, 2007, if Montgomery consented to an extension of the redemption date for the Secured Convertible Debentures to June 30, 2007), registering for resale under the Securities Act the shares of common stock issuable upon conversion of the Montgomery Debentures. The Company is obligated to use its best efforts to have such registration statement (the “New Registration Statement”) declared effective within 60 days after its filing with the Commission. The maximum number of shares of common stock that the Company is required to include in the New Registration Statement is equal to the lesser of (i) one-third of the number of shares of common stock issued and held by persons other than Company affiliates, or (ii) the number of shares of common stock issuable upon conversion of the Montgomery Debentures. If the New Registration Statement includes less than all of the shares of common stock issuable upon complete conversion of the Montgomery Debentures, the Company is required to file further registration statements, within specified time frames, as may be necessary to register for resale all of the remaining shares of common stock issuable upon exercise of the Montgomery Debentures. To date, the Company has not filed the New Registration Statement with the Securities and Exchange Commission .

On November 14, 2007, the Company issued a senior secured convertible subordinated debenture in the principal amount of $46,500 to a related entity of Montgomery, YA Global, which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2008, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company’s common stock for the 10 day period prior to such conversion. This note is secured by substantially all the assets of the Company. Interest is scheduled to be paid on the first day of each calendar quarter effective January 1, 2008. The Company is late in making the payment owed on January 1 and is in default of this debenture. The Company has not received any notice of default from YA Global.

On November 30, 2007, Montgomery converted $40,000 of principal into 40,000,000 shares of the Company’s common stock at a conversion rate of $.001 per share. The change in value of the embedded derivatives within the convertible notes due to these conversions was $25,553.

As of December 31, 2007, $140,000 represents the cumulative principal amount of the Montgomery Debentures that has been satisfied pursuant to common stock conversions.

The Montgomery Debentures have matured and have not been repaid.

NOTE 14 - FINANCIAL INSTRUMENTS (“Compound Embedded Derivative Liability”)

The effect of the mark to market adjustments associated with the financial instruments for the year ending December 31, 2007 generated a gain of $2,946,392, as compared to a loss of $817,591 for the year ended December 31, 2006. In addition, interest expense associated with the derivative financial instruments totaled $1,645,921 for the year ended December 31, 2007, as compared to $1,458,935 for the year ended December 31, 2006.

The following table details the liability for financial instruments as of December 31, 2007:

Financial	Balances			Mark to	Balances
Instrument	as of		Other	Market	as of
Liability	12/31/2006	Additions	Adjustments	Adjustments	12/31/2007

Management Note	$142,890	$-	$-	$(128,604)	$14,286
Montgomery Notes	3,615,412	-	139,683	(2,807,952)	947,143
Montgomery Warrants	11,359	-	-	(9,433)	1,926
YA Global Note	-	34,791	-	(403)	34,388

Totals	$3,769,661	$34,791	$139,683	$(2,946,392)	$997,743

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant’s contributions as per the provisions of the plan.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The office and warehouse leases are subject to escalation for the Company’s proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on December 31, 2007, are as follows:

Year Ended	Office and	Equipment
December 31,	Warehouse Space	And Trucks

2008	$1,680,166	$115,688
2009	1,570,062	117,424
2010	1,393,179	89,055
2011	1,349,316	-
2012	1,426,326	-
Thereafter	4,516,096	-
	$11,935,145	$322,167

The Company and AMB HTD Beacon Centre, LLC ("AMB"), the lessor under the lease agreement between Cargo Connection (as tenant) and AMB (as landlord), dated as of September 30, 2004, for Cargo Connection's commercial use of the premises located at 8501 N.W. 17th Street, Suite 102, Miami, Florida, entered into an agreement, dated as of November 21, 2007 pursuant to which Cargo is required to make a series of six equal monthly installment payments in the amount of $40,031, plus one final payment in the amount of $34,605, to AMB, or an aggregate amount of $274,792, to fully cure previous payment arrearages.

As of January 11, 2008, Cargo International entered into a Commercial Lease Agreement with MP Cargo ORD Property LLC, a Delaware limited liability company, for Cargo International's commercial use of the premises located at 491 Supreme Drive, Bensenville, Illinois (the "Premises"). The lease is for a term of ten years and calls for annual rent in the amount of $600,000 for the first two years, with bi-annual increases thereafter throughout the term of the lease, which is paid on a monthly basis. As an inducement for the landlord to enter into the lease and concurrently therewith: (i) the Company issued a Guaranty of Lease dated as of January 11, 2008 (the "Corporate Guaranty”); and (ii) Jesse Dobrinsky, the Chief Executive Officer of the Company, issued a Personal Guaranty of the lease dated as of January 11, 2008 (the "Dobrinsky Personal Guaranty"; and together with the Corporate Guaranty, collectively the "Guarantees"), in each case in favor of the landlord, guaranteeing all of Cargo International's obligations under the lease.

In connection with the execution of this lease, on January 11, 2008, Cargo International entered into a Sublease Termination Agreement (the "Termination Agreement"), with Underwing International, LLC ("Underwing"), a related party, terminating a sublease agreement between itself and Underwing, dated as of May 1, 2007, pursuant to which Underwing (as the prior tenant of the premises) sub-leased the Premises to Cargo International. The Termination Agreement, which terminated Underwing's status as Cargo International's sub-lessor of the Premises, allowed Cargo International to enter into the lease directly with the landlord. The landlord and Underwing contemporaneously terminated the Commercial Lease Agreement dated January 31, 2005 between Underwing and the landlord.

Rent charged to operations for office and warehouse space for the years ended December 31, 2007 and 2006 amounted to $909,893 and $1,311,112, respectively (see note 19 for rent expense paid to related entities). Rent expense charged to operations for trucks and equipment for the years ended December 31, 2007 and 2006 amounted to $602,136 and $550,964, respectively.

Litigation

On or about November 17, 2006, Daniel Murray (“Murray”), a former employee, filed a complaint against the Company, seeking damages for alleged age discrimination, fraudulent inducement, breach of contract and other forms of discrimination, under the caption Daniel Murray v. Cargo Connection Logistics Holding, Inc., case no. 19405-06 (Supreme Court of the State of New York, Nassau County, New York). Murray sought damages equal to the annual salary contained in his employment agreement of $150,000 per year for five years, or $750,000. On February 27, 2007, the Company’s motion to dismiss all causes of action other than the breach of contract and age discrimination claims was granted. On or about July 10, 2007, the Company and Murray reached a settlement agreement. Under such settlement agreement, Murray delivered to the Company a general release in consideration for $20,000, payable by the Company in three equal consecutive monthly installments commencing on July 17, 2007. The Agreement has been satisfied in full as of December 31, 2007.

On or about November 10, 2006, One Rason Road Joint Venture, Inc. (“Rason”) filed a complaint against Cargo Connection seeking damages in the amount of $282,672 for alleged lease payments for a non-owned, non-related or non-affiliated company, Airfreight Management Group, Inc. (“AMG”), under the caption One Rason Road Joint Venture v. Airfreight Management Group, Inc. n/k/a Cargo Connection Logistics Corporation, case no. 06-017600 (Supreme Court of the State of New York, County of Nassau, NY). Rason filed the action for alleged breach of a lease, dated July 10, 2003 between itself and AMG for premises located at 45 Rason Road, Inwood, NY, which lease expires on July 31, 2008. Rason alleges that AMG vacated the premise on or about May, 2006 and owes back rent. Rason also alleges that AMG is now known as Cargo Connection and asserts that the Company is liable for AMG’s debts under the lease. The Company’s motion to dismiss the complaint was granted on May 8, 2007.

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation (“AFW”), which filed for bankruptcy protection under Chapter XI in the US Bankruptcy Court for the Southern District of New York, the trustee in the matter alleged that, pursuant to an agreement entered into between AFW and Cargo Connection, Cargo Connection has not paid all funds due to AFW under the agreement in the amount of $300,000. The Company has not conducted any discovery related to this matter. The Company believes that it has acted in good faith and remitted all funds due to AFW under the agreement.

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. As part of the terms and conditions under the letter agreement entered into by both parties on August 29, 2007, Fleet Global Services agreed to pay $56,000 to Cargo Connection in settlement of this pending litigation.

On or about September 7, 2007, Rikki Hawkins-Fuller (“Hawkins”), a former employee, filed a verified complaint against the Company with the New York State Division of Human Rights, seeking an unspecified amount of damages for alleged unlawful discriminatory practices, under caption Rikki Hawkins-Fuller v. Cargo Connection Logistics, case no. 10114466 (State Division of Human Rights, State of New York, Hempstead, New York). The Company has responded to allegations in the verified complaint. Management believes that the Company has meritorious defenses to this claim and intends to vigorously defend this matter.

On March 7, 2008, the Company and Cargo–International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc. The action seeks payment of $16,196.00, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006 and was brought in New York State Supreme Court, Nassau County.

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

Significant Customers

For the year ended December 31, 2007, the Company had no customers which comprised more than 10% of its operating revenue. For the year ended December 31, 2006, the Company had one customer who comprised approximately 21% of operating revenue and one additional customer that accounted for 9.4% of operating revenues.

NOTE 17 - STOCKHOLDERS' DEFICIENCY

Common Stock

On April 19, 2007, 105,263 shares of outstanding Common Stock were deemed returned to the Company and cancelled. The accounting for these shares is included in the number of shares outstanding as of December 31, 2007.

On May 11, 2007, the Company issued 25,000,000 shares of Common Stock in payment for $100,000 of outstanding payables, which represented the fair market value of the transaction at this date.

In July 2007, the Company cancelled 50,000,000 shares of its Common Stock which were held in escrow as part of the issuance of secured debentures to Highgate House, Ltd. in May 2005. These shares were placed into escrow to secure the Company’s obligation to issue shares of common stock upon conversion of such debentures. The debentures were not converted prior to their repayment by the Company. Because these shares were not formally issued and the debentures were not converted prior to their repayment, they were not included in the net loss per share calculations.

On November 30, 2007, Montgomery converted $40,000 of principal into 40,000,000 shares of the Company’s Common Stock at a conversion rate of $.001 per share. The change in value of the embedded derivatives within the convertible notes due to these conversions was $25,553.

Preferred Stock

The Company has 2,000,000 authorized shares of blank check preferred stock, of which the Company has designated (i) 500,000 shares as Series III Preferred Stock, $1.00 par value; (“Series III Preferred Stock”); (ii) 600,000 shares as Series IV convertible preferred stock (“Series IV Preferred Stock”); (iii) 500,000 shares of Series V preferred stock (“Series V Preferred Stock”), $1.00 par value. The remaining 400,000 shares remain undesignated blank check preferred stock. The Board of Directors of the Company is authorized to fix, subject to the provisions herein set forth, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series, including

(1)           voting rights, if any, which may include the right to vote together as a single class with the Common Stock and any other series of the preferred stock with the number of votes per share accorded to shares of such series being the same as or different from that accorded to such other shares;

(2)           the dividend rate per annum, if any, and the terms and conditions pertaining to dividends and whether such dividends shall be cumulative;

(3)           the amount payable upon voluntary or involuntary liquidation;

(4)           the terms and conditions of the redemption;

(5)           sinking fund provisions;

(6)           the terms and conditions on which such shares are convertible, in the event the shares are to have conversion rights; and

(7)           all other rights, preferences and limitations pertaining to such series which may be fixed by the Corporation’s Board of Directors pursuant to the Florida Business Corporation Act.

Series III Preferred Stock: There are 265,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2007. Of these shares, 100,000 were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky and John L. Udell, two of our executive officers and 165,000 of these shares are held by Triple Crown. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible. The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series IV Preferred Stock: There are 517,500 shares of Series IV Preferred Stock issued and outstanding of as of December 31, 2007 These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown. The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible. In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series V Preferred Stock: There are 479,867 shares of Series V Preferred Stock issued and outstanding as of December 31, 2007. These shares were issued based on the Stock Purchase Agreement and Share Exchange entered into on May 12, 2005 between the Company and the shareholders of Cargo Connection and Cargo International, which called for the Company to issue shares of its preferred stock which are convertible into Common Stock of the Company additional consideration to be given to the shareholders twelve (12) months from the closing date of the transaction whereby they would own eighty percent (80%) of the outstanding shares of the Company at that time. The Series V Preferred Stock is convertible into 7,575 shares of Common Stock. The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V Preferred Stock. In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

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

NOTE 18 - STOCK OPTION PLANS

In August 1999, the Company’s stockholders approved the adoption of an Incentive Stock Option Plan (“1999 Option Plan”), which allows the Board of Directors to grant options to purchase up to 100,000 shares of common stock to employees and directors. On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2007, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2007, the Company did not issue any shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2007, there are no non-plan options outstanding.

In July 2005, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("2005 Stock Incentive Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors. The 2005 Option Plan provided the Board of Directors the right to grant options to purchase up to a total of 50,000,000 shares of the Company's Common Stock. As of December 31, 2007, the Company has not issued any options under the 2005 Stock Incentive Plan.

The following information summarizes the Company’s stock option activity at December 31, 2007:

Stock Options Plans:

Weighted
Average
Exercise
	Options	Price
Outstanding at December 31, 2005	220,000	$1.07

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2006	220,000	$1.07

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2007	220,000	$1.07

Non-plan stock options:

	Weighted
	Average
	Exercise
	Options	Price
Outstanding at December 31, 2005	500,000	$0.07

Granted	-	-
Exercised	-	-
Expired or cancelled	400,000	0.16
Outstanding at December 31, 2006	100,000	$0.03

Granted	-	-
Exercised	-	-
Expired or cancelled	100,000	-
Outstanding at December 31, 2007	-	$-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007

Weighted
			Average	Weighted
		Average	Remaining	Average
	Number	Life	Exercise	Number
Range of exercise price:	Outstanding	In Years	Price	Exercisable
$0.001 to $0.50	-	-	-	-
$0.51 to $1.00	-	-	-	-
$1.01 to $1.50	220,000	1.71	1.07	220,000
	220,000			220,000

NOTE 19 - RELATED PARTY TRANSACTIONS

The Company is owed $29,450 from employees of the Company. These amounts are non-interest bearing and do not have formal repayment terms. The Company anticipates full collection of these amounts within a one-year period.

As of December 31, 2007, the Company owes an aggregate of $2,027,936 to related parties pursuant to non-interest bearing loans which have no formal repayment terms. The majority of this amount is for office and warehouse space due to one entity for the space the Company occupies in New York. The lease in New York is not collateralized by the Company and the related party is the master leaseholder for those premises and there are other tenants in the facility.

Effective as of January 31, 2005, Underwing, a Delaware limited liability company controlled by Jesse Dobrinsky, Scott Goodman and John L. Udell, three of the executive officers of the Company, entered into a ten-year lease for a 92,000 square foot facility located in Bensenville, Illinois (the “Bensenville Lease”), with the intention of initially subleasing a portion of the facility to the Company and the remaining portions to third parties on short-term basis until the Company needed to sublease such remainder of the facility. Underwing intended to sublet the facility to the Company and other sub-tenants at market-comparable rental rates and as of May 1, 2007 Cargo International and Underwing entered into a sublease agreement (the “Sublease Agreement”). The owner of the facility, MP Cargo ORD Property, LLC as a condition to leasing the facility to Underwing, thereby making the facility available to the Company for subletting, demanded that the Company agree to guaranty all of Underwing’s obligations under the Bensenville Lease pursuant to a Guaranty of Lease, dated as of January 31, 2005 (the “Guaranty”). No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing did not make any rental payments under the Bensenville Lease although rent began to be accrued in February 2006; it being the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007. On January 11, 2008 this lease and Sublease Agreement was terminated and simultaneous therewith Cargo International entered into a ten year commercial lease agreement with ORD. (see note 16). As a result of this transaction, the guaranteed rental payments that the Company had recorded on its books relating to the guarantee of the lease payments of Underwing have been reversed in the amount of $900,000 at December 31, 2007.

The Company rents warehouse space and equipment from related entities. For the year ended December 31, 2007 and 2006, rent expense charged to operations relating to these rentals totaled $871,958 and $909,912, respectively. The leases contain various extension options and currently call for termination in February 2014.

On April 10, 2007, Cargo International borrowed $50,000 from a related party to assist in short term cash flow needs of the Company. This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007. The principal balance of this note was repaid in full, along with accrued interest of $1,381, on July 3, 2007.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. As of December 31, 2007, the balance of the note, inclusive of accrued interest, was $108,515.

In June 2007, the Company borrowed $100,000 from an entity controlled by a nephew of an executive officer of the Company in order to assist in short term cash flow needs of the Company. This informal loan provided for a weekly payment of $5,000 to be applied against the balance until the loan was paid off. The principal balance of this loan was repaid as of November 9, 2007. Other amounts previously borrowed from the entity continue to be outstanding without interest or formal negotiated payment terms.

On December 31, 2007, the Company issued a promissory note in the principal amount of $800,000 to EmplifyHR evidencing loans previously extended by EmplifyHR to the Company. The Note bears interest at a rate of 12% per annum, requires equal monthly amortization payments and matures on January 1, 2012. The Company may prepay the unpaid principal balance, or any portion thereof, of the note at any time without premium or penalty. Concurrently with the issuance of the note: (i) the Company entered into a security agreement with EmplifyHR, pursuant to which it granted to EmplifyHR a security interest in all of their respective assets; and (ii) Cargo Connection and Cargo International entered into a Guaranty of Payment Agreement pursuant to which Cargo Connection and Cargo International agreed to guarantee the Company's payment obligations under the note. EmplifyHR provides payroll and human resource services to the Company. EmplifyHR owns a 49% interest in ITG, of which the Company owns 51%. Ivan Dobrin, a principal shareholder of EmplifyHR, is the brother of Jesse Dobrinsky, the Company's CEO.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection. In addition, the current members of the Board of Directors serve without compensation, except that on April 28, 2006, Cargo Connection entered into an employment agreement with William F. O’Connell (the “O’Connell Agreement”), the terms of which include:

•	a base annual salary of $250,000,
•	a term of five years commencing on May 29, 2006 which shall renew in subsequent one year renewal periods, unless terminated by either party with prior notice or as otherwise provided therein,
•

a non-competition provision restricting William F. O’Connell from being involved with a business in direct competition with Cargo Connection during the term of the agreement and for two years thereafter,

•	a non-solicitation provision, and
•	a confidentiality provision.

The Company has not fully performed its payment obligations pursuant to the terms of the O’Connell Agreement.

NOTE 20 - INCOME TAXES

For the years ended December 31, 2007 and 2006, there was no income tax expense

	2007	2006
Federal
Current	$-	$-
Deferred	-	-
Total	-	-

State and local
Current	-	-
Deferred	-	-
Total	-	-
Total	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the
Company’s net deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset
Net operating loss carryforward	$2,605,600	$2,594,000
Deferred rent	221,000	415,000
Accrued compensation	362,000	123,000
Asset reserves and other items	69,000	74,000
Total deferred tax asset	3,257,600	3,206,000
Less valuation allowance	(3,257,600)	(3,206,000)
Total net deferred tax asset	-	-

The Company has net operating losses carryforwards
of approximately $6,700,000 at December 31, 2007 that will be available to offset future taxable income. The Company has concluded that a full valuation allowance was appropriate for the deferred tax items as they are not more likely than not going to be utilized in the foreseeable future.

The Company has approximately $6,700,000 of tax loss carryforward (“NOL”s) as of December 31, 2007.
The scheduled expiration of such NOL’s is as follows:

For the Year Ending December 31,
2025	$4,000,000
2026	3,000,000
2027	(318,000)

Total	$6,682,000

Income taxes computed at the statutory rate for the years ended December 31, 2007 and 2006 differ from amounts provided as follows:
	2007	2006
Tax provision (benefit) at statutory rate	34%	(34%)
State and local taxes, net of federal benefit	(1%)	(3%)
Derivative expenses	(39%)	16%
Change in valuation allowance	6%	21%

Effective income tax rate	2%	0%

NOTE 21 - SUBSEQUENT EVENTS

On January 11, 2008, Cargo Connection Logistics – International, Inc. entered into a 10 year lease with MP Cargo ORD Property LLC for premises in Bensenville, Illinois (the "Premises"). The lease is for a term of ten years and calls for annual rent in the amount of $600,000 for the first two years, with bi-annual increases thereafter throughout the term of the lease, which is paid on a monthly basis. As an inducement for the landlord to enter into the lease and concurrently therewith: (i) the Company issued a Guaranty of Lease dated as of January 11, 2008 (the "Corporate Guaranty”); and (ii) Jesse Dobrinsky, the Chief Executive Officer of the Company, issued a Personal Guaranty of the lease dated as of January 11, 2008 (the "Dobrinsky Personal Guaranty"; and together with the Corporate Guaranty, collectively the "Guarantees"), in each case in favor of the landlord, guaranteeing all of Cargo International's obligations under the lease.

On January 11, 2008, Cargo International entered into a Sublease Termination Agreement (the "Termination Agreement") with Underwing International, LLC ("Underwing"), a related party, terminating a sublease agreement between itself and Underwing, dated as of May 1, 2007, pursuant to which Underwing (as the prior tenant of the premises) sub-leased the Premises to Cargo International. The Termination Agreement, which terminated Underwing's status as Cargo International's sub-lessor of the Premises, allowed Cargo International to enter into the lease directly with the landlord. The landlord and Underwing contemporaneously terminated the Commercial Lease Agreement dated January 31, 2005 between Underwing and the landlord.

On February 29, 2008, Cargo Connection Logistics Corp. entered into a renegotiated 65-month lease with LIT/Hodges Industrial Trust for a premises in College Park, Georgia (the "Premises") which: (i) extends the term for an additional period of one hundred twenty (120) months, ending June 30, 2018 (the "Extended Term"); (ii) provides for a new rent schedule commencing on March 1, 2008 through the expiration of the Extended Term; (iii) grants Cargo Connection a right of first opportunity to lease, under certain terms and conditions, certain additional space which is contiguous to the Premises consisting of approximately 12,760 square feet; and (iv) grants Cargo Connection a new right to terminate the Lease, as amended by the First Amendment, in the event that Cargo Connection and the Landlord agree to relocate Cargo Connection to another building in the Landlord’s portfolio and such parties enter into a new lease agreement for a minimum term of five (5) years with a minimum square footage of 40,000 square feet, at “then market” rent. All other terms and conditions of the Lease not amended by the First Amendment shall remain in full force and effect.

On February 21, 2008, the Company issued 55,000,000 shares of common stock to Montgomery, in connection with its conversion of $55,000 of a convertible secured debenture, at a conversion rate of $.001 per share.

On February 28, 2008, the Company issued 55,500,000 shares of common stock to Montgomery, in connection with its conversion of $55,500 of a convertible secured debenture, at a conversion rate of $.001 per share.

On March 17, 2008, the Company issued 61,600,000 shares of common stock to Montgomery, in connection with its conversion of $61,600 of a convertible secured debenture, at a conversion rate of $.001 per share.

On March 18, 2008, the Company received notification of a non-recourse assignment by Montgomery to YA Global of its interest in all documents relating to the financing arrangements between the Company and Montgomery.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A(T) – MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management was unable to complete its documentation and testing of all internal controls. Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company's internal control over financial reporting:

•

Inadequate derivative valuation controls: Management did not possess sufficient expertise in order to properly account for and prepare financial statement footnotes in accordance with generally accepted accounting principals (“GAAP”) with regard to derivatives financing transactions. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•

Inadequate controls related to the income taxes and deferred taxes: Management lacked sufficient expertise and knowledge in order to adequately account for and prepare financial statement footnotes in accordance with GAAP with regard to income taxes and deferred taxes. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•

Ineffective controls related to significant transactions: Management failed to provide internal controls over period-end reporting related to equity transactions, specifically embedded derivatives in certain financial instruments. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weaknesses:

Since the Company identified the material weaknesses identified above, management has been working to identify and remedy the causes of those material weaknesses, and we believe that we have identified the primary causes of and appropriate remedial actions to resolve these issues. The Company has implemented the following measures in order to improve its internal controls over financial reporting:

•	the Company has engaged an independent Chartered Financial Analyst (“CFA”) to analyze the valuations relating to the embedded derivatives associated with financial instruments;

•	the Company has retained an accounting firm (other than Company's independent auditor) to provide technical consulting services with respect to accounting issues;

•	the Company’s financial and accounting staff has undertaken to review new accounting pronouncements to determine the applicability to the Company;

•	the Company has subscribed to professional publications that discuss new accounting rules and regulations; and

•	members of Company's accounting management have undertaken to attend financial related seminars.

Notwithstanding the efforts of management, there is a risk that the Company may be unable to fully remedy these material weaknesses. The corrective actions that the Company has implemented and is implementing may not fully remedy the material weaknesses that we have identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

These changes in the internal control over financial reporting during the period covered by this Annual Report on Form 10-KSB have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. - OTHER INFORMATION

We have a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions (“Senior Officers”). The Code of Ethics amends a prior Code of Business Conduct and Ethics (the “Initial Code”). The Initial Code combined terms, provisions and policies typical of both a code of ethics and a code of conduct. Our Code of Ethics includes certain new provisions, revises certain provisions that were included in the Initial Code and deletes certain other provisions, which deleted provisions have been moved to a new code of conduct (the “Code of Conduct”).

The new and revised provisions to the Code of Ethics include:

•	an obligation of Senior Officers to exhibit and promote the highest standards of honest and ethical conduct (including among other things, a prohibition of actual or apparent conflicts of interests);
•	a revised financial records and periodic reports policy;
•	a revised section regarding compliance with applicable laws, rules and regulations;
•	a new provision regarding the accountability of Senior Officers to adhere to the Code of Ethics; and
•

a new section providing that the Code of Ethics may be amended, and compliance with the Code may only be waived, by approval of the Audit Committee, or in the absence thereof, approval of the Board of Directors.

Provisions which were not included in the Initial Code and which have been incorporated into our Code of Conduct include:

•	a prohibition of loans to directors, officers and their immediate family members;
•

a forfeiture provision requiring the Company’s chief executive officer or chief financial officer to return any monies received by them from the Company due relating to any accounting restatements caused by the Company’s material non-compliance, as a result of misconduct, with any financial reporting requirement under the securities laws;

•	a “whistleblower” protection;
•	a restriction on the Company’s officers’, directors’, or employees’ use of the Company’s firm of independent auditors;
•	a restriction placed on the Company regarding its hiring of any member of the Company’s independent auditor;
•	a policy regarding employees’ purchase of Company securities;
•	a document retention policy; and
•	a recordkeeping and accounting practices policy.

The sections which were in the Initial Code and revised and incorporated into the Code of Conduct include:

•	the reporting policy for reporting concerns to the Company’s Audit Committee or Board of Directors;
•	the disclosure policy (in accordance with Regulation FD of the U.S. federal securities laws);
•	protection of confidential information; and
•	insider trading, which has been revised to be a more thorough and explanatory policy and to provide a pre-clearance mechanism, blackout periods and post-termination transaction provisions.

PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company, as well as individuals who the Company believes will make a significant contribution to the Company’s business, at December 31, 2007.

NAME	AGE	POSITION

Jesse Dobrinsky	52	President, Chief Executive Officer and
		Chairman of the Board of Directors. (Principal Executive
		Officer)

Scott Goodman	48	Chief Financial Officer, Chief Operating Officer,
		Secretary and Director. (Principal Financial and
		Accounting Officer)

John L. Udell	52	Vice President and Assistant Secretary

William F. O’Connell	53	Vice President - Sales and Marketing, Cargo Connection
		Logistics Corp.

The following is a biographical summary of our directors and executive officers:

Jesse Dobrinsky has been our President, Chief Executive Officer and Chairman of the Board of Directors since 2005. Prior to that and since 1996, Mr. Dobrinsky was President of Cargo Connection, a then privately owned entity, until it was acquired by the Company in 2005. From 1982 through 1995, Mr. Dobrinsky served as the President and managed the operations of Coast Dispatch, Inc., a New York City based irregular route common carrier.

Scott Goodman has been our Chief Financial Officer, Chief Operating Officer, Secretary and director since 2005. Commencing in 1996, Mr. Goodman has served as Executive Vice President of Cargo Connection Logistics Corp. From 1995 to 1996, Mr. Goodman served as Chief Financial Officer of Coast Dispatch, Inc., a New York City based irregular route common carrier. Mr. Goodman holds a Bachelor of Science Degree in Business Administration with a major in accounting from Northeastern University in 1982 and an MBA from Adelphi University with majors in International Business and Corporate Finance in 1984.

John L. Udell has been our Vice President since 2005. Mr. Udell has held the position as Vice President of Cargo Connection Logistics Corp. and Cargo Connection Logistics-International, since 1998. Currently, Mr. Udell manages our Safety and Compliance department and directs our driver recruitment initiative. From 1997 to 2005, Mr. Udell served as director of our container freight stations operations. From 1982 to 1997, Mr. Udell was the founder of Coast Dispatch, Inc., a New York City based irregular route common carrier, of which he became President in 1996. John attended the Rochester Institute of Technology from 1973 to 1975.

William F. O’Connell has been the Vice President - Sales and Marketing of Cargo Connection, since 2006. From 1972 to 2006, Mr. O’Connell worked in various capacities for Airfreight Warehouse Corporation, eventually rising to the position of Executive Vice President in 2001. Mr. O’Connell has been invited to sit on the advisory board for the U.S. Customs and Border Protection Agency (formerly the U.S. Customs Service) to help write and implement regulations for all general order and bonded warehouses and was instrumental in obtaining the appointment of Cargo Connection Logistics Corp. as a new General Order warehouse by the U.S. Customs and Border Protection Agency.

Board of Directors

All of our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our directors are not paid any compensation for their services but are entitled to reimbursement of reasonable expenses, incurred in connection with the performance of their duties. Our directors regularly meet immediately following our annual shareholders meeting.

Code of Ethics

The Company has adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. See Item 8B.

The Company’s code of ethics has been posted on the Company’s website at www.cargocon.comand is filed as an exhibit to this Annual Report on Form 10-KSB. A copy of the code of ethics can be obtained from the Company website or by contacting the Company’s headquarters, from which a copy will be provided free of charge.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended December 31, 2007.

Committees

The Board of Directors has not established any committees. The functions of an Audit Committee and Compensation Committee are performed by the Board.

Item 10 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer and our two most highly compensated executive officers (other than the principal executive officer) for all services rendered in all capacities to us for fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jesse Dobrinsky, CEO	2007	181,250	0	0	0	0	0	$9,730(1)	190,980
	2006	175,000	0	0	0	0	0	0	175,000
Scott Goodman, CFO, COO and Secretary	2007	156,250	0	0	0	0	0	$5,769(2)	162,019
	2006	150,000	0	0	0	0	0	0	150,000
John L. Udell, Vice President and Assistant Secretary, Cargo Connection	2007	135,000	0	0	0	0	0	$5,000(3)	140,000
	2006	130,000	0	0	0	0	0	0	130,000
William F. O’Connell Vice President of Sales and Marketing, Cargo Connection	2007	250,000	0	0	0	0	0	0	250,000
	2006	144,230	0	0	0	0	0	0	144,230

(1)

Represents (a) annual premiums paid by the Company with respect to a life insurance policy, the beneficiary of which is Mr. Dobrinsky’s wife, with a death benefit of $200,000 and (b) amounts paid for accrued and unused vacation time (“Unused Vacation Time”).

(2)	Represents amounts paid for Unused Vacation Time.
(3)	Represents amounts for Unused Vacation Time.

We have not entered into any employment or non-competition agreements with our executive officers, except that on April 28, 2006, Cargo Connection entered into an employment agreement with William F. O’Connell (the “O’Connell Agreement”), the terms of which include:

•	a base annual salary of $250,000,
•	a term of five years commencing on May 29, 2006 which shall renew in subsequent one year renewal periods, unless terminated by either party with prior notice or as otherwise provided therein,
•

a non-competition provision restricting William F. O’Connell from being involved with a business in direct competition with Cargo Connection during the term of the agreement and for two years thereafter,

•	a non-solicitation provision, and
•	a confidentiality provision.

The Company has not fully performed its payment obligations pursuant to the terms of the O’Connell Agreement, of which $182,692 and $112,500were actually paid in 2007 and 2006, respectively.

Jesse Dobrinsky, our CEO, is employed at will and received a base salary of $181,250 in 2007 and $175,000 in 2006, of which $133,272 and $156,579were actually paid in 2007 and 2006, respectively.

Scott Goodman, our CFO and COO, is employed at will and received a base salary of $156,250 in 2007 and $150,000 in 2006, of which $118,472 and $135,472were actually paid in 2007 and 2006, respectively.

John L. Udell, the Vice President, is employed at will and received a base salary of $135,000 in 2007 and $130,000 in 2006, of which $99,994 and $110,475were actually paid in 2007 and 2006, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007. The Company has not issued any options and or awards to the named executive officers listed below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexcersiable	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested	Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jesse Dobrinsky	0	0	0	0	0	0	0	0	0
Scott Goodman	0	0	0	0	0	0	0	0	0
John L. Udell	0	0	0	0	0	0	0	0	0
William F. O’Connell	0	0	0	0	0	0	0	0	0

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007. The Directors of the Company were not compensated as directors in fiscal year 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jesse Dobrinsky	0	0	0	0	0	0	0
	0	0	0	0	0	0	0
Scott Goodman	0	0	0	0	0	0	0
	0	0	0	0	0	0	0

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information about the beneficial ownership of our capital stock as of February 29, 2008, by each person who is the beneficial owner of more than 5% of the outstanding shares of any class of capital stock, based on filings with the Securities and Exchange Commission and other information.

Name and Address of Beneficial Owner	Title of Class Amount, Nature and Percentage of Beneficial Ownership(1)								Percent of Combined Voting Power of All Classes
	Common Stock(2)		Series III Preferred Stock(3)		Series IV Preferred Stock(3)		Series V Preferred Stock
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky (4)	20,634,963,113(5)	94.3%	50,000	18.87%	517,500(6)	100%	143,960	30%	94.3%
Scott Goodman (4)	1,166,695,538(7)	48.1%	0	0	0	0	143,960	30%	48.1%
John L. Udell (4)	2,881,961,398(8)	69.6%	50,000	18.87%	0	0	143,960	30%	69.6%
Utek Corporation (9)	164,951,070	13.1%	0	0	0	0	0	0	13.1%
Triple Crown (10)	23,413,379,073(11)	94.9%	165,000	62.26%	517,500(12)	100%	0	0	94.9%
Jay Finkelstein (4)	388,901,048(13)	23.6%	0	0	0	0	47,987	10%	23.6%

(1)

Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)

Applicable percentage of ownership is based on 1,258,310,353 shares of Common Stock outstanding as of February 29, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

In determining the amount of Common Stock beneficially owned by a holder of Series III and Series IV Preferred Stock, we have assumed a conversion date of February 29, 2008 and have assumed that, each share of Series III and Series IV Preferred Stock, as the case may be, may be converted into Common Stock using a conversion price per share equal to the average of the lowest of three trading day prices during the five trading days immediately prior to the conversion date, multiplied by .70.

(4)	The address for this individual is 600 Bayview Avenue, Inwood Avenue, New York 11096.

(5)

Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Dobrinsky directly; (ii) 85,763,293 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days and which have voting power equal to 1,715,265,860 shares of Common Stock; (iii) 887,650,086 shares of Common Stock issuable upon conversion of 517,500 shares of Series IV Preferred Stock owned by Triple Crown, which are convertible within sixty (60) days and which have voting power equal to 17,753,001,715 shares of Common Stock with respect to which Mr. Dobrinsky has shared voting power, pursuant to a voting proxy expiring on March 26, 2013 (the “Triple Crown Voting Proxy”); and (iv) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days, and which currently have voting power equal to 4,318,800 shares of Common Stock.

(6)	Pursuant to the Triple Crown Voting Proxy, Mr. Dobrinsky, our CEO, has the right to vote the 517,500 shares of Series IV Preferred Stock.
(7)

Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Goodman directly; (ii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Goodman which are convertible within sixty (60) days and which have voting power equal to 4,318,800 shares of Common Stock.

(8)

Includes: (i) 71,879,738 shares of Common Stock owned directly by Mr. Udell; (ii) 85,763,293 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Udell which are convertible within sixty (60) days and which have voting power equal to 1,715,265,860 shares of Common Stock; and (iii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Udell which are convertible within sixty (60) days and which currently have voting power equal to 4,318,800 shares of Common Stock.

(9)	The address for this party is 2109 East Palm Avenue, Tampa, Florida 33605.
(10)

This address for this party is 1850 South Ocean Drive, Apt. 2709, Hollandale Beach, FL 33009. The Company believes that Ben Kaplan, a nephew of Mr. Dobrinsky, controls Triple Crown and thus is the beneficial owner of the Series IV Preferred Stock owned by Triple Crown.

(11)

Includes: (i) 283,018,868 shares of Common Stock issuable upon conversion of 165,000 shares of Series III Preferred Stock owned by Triple Crown which are convertible within sixty (60) days and which have voting power equal to 5,660,377,358 shares of Common Stock; and (ii) 887,650,086 shares of Common Stock issuable upon conversion of 517,500 shares of Series IV Preferred Stock owned by Triple Crown which are convertible within sixty (60) days and which have voting power equal to 17,753,001,715 shares of Common Stock.

(12)

Triple Crown owns and has shared voting power with respect to these shares. Triple Crown has granted a voting proxy with respect to these shares to Mr. Dobrinsky, our CEO, pursuant to the Triple Crown Voting Proxy.

(13)

Includes: (i) 23,959,913 shares of Common Stock owned by Mr. Finkelstein directly; and (ii) 363,501,525 shares of Common Stock issuable upon conversion of 47,987 Series V Preferred Stock owned by Mr. Finkelstein which are convertible within sixty (60) days and which have voting power equal to 1,439,610 shares of Common Stock.

Security Ownership of Management

The following table sets forth information about the beneficial ownership of our Common Stock as of February 29, 2008, by (i) each of our directors or those nominated to be directors, and executive officers, and (ii) all of our directors and executive officers as a group.

The following table sets forth information about the beneficial ownership of our Common Stock as of February 29, 2008, by (i) each of our directors or those nominated to be directors, and executive officers, and (ii) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Title of Class Amount, Nature and Percentage of Beneficial Ownership(2)								Percent of Combined Voting Power of All Classes(3)
	Common Stock		Series III Preferred Stock		Series IV Preferred Stock		Series V Preferred Stock
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky	26,634,963,113(4)	94.25%	50,000	50%	517,500(5)	100%	143,960	30%	94.25%
Scott Goodman	1,166,695,538(6)	48.11%	0	0	0	0	143,960	30%	48.11%
John L. Udell	2,881,961,398(7)	69.61%	50,000	50%	0	0	143,960	30%	69.61%
William F. O’Connell	0		0	0	0	0	0	0	0
All executive officers and directors, as a group	30,683,620,049	96.06%	100,000	100%	517,500	100%	431,880	90%	96.06%

(1)	The address for these individuals is 600 Bayview Avenue, Innwood, New York 11096.
(2)

Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(3)

Applicable percentage of ownership is based on 1,258,310,353 shares of Common Stock outstanding as of February 29, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)

Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Dobrinsky directly; (ii) 85,763,293 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days and which have voting power equal to 1,715,265,860 shares of Common Stock; (iii) 887,650,086 shares of Common Stock issuable upon conversion of 517,500 shares of Series IV Preferred Stock owned by Triple Crown Consulting, Inc. (“Triple Crown”), which are convertible within sixty (60) days and which have voting power equal to 17,753,001,715 shares of Common Stock, with respect to which Mr. Dobrinsky has shared voting power, pursuant to a voting proxy expiring on March 26, 2013 (the “Triple Crown Voting Proxy”); and (iv) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days, and which currently have voting power equal to 4,318,800 shares of Common Stock.

(5)	Pursuant to the Triple Crown Voting Proxy, Mr. Dobrinsky, our CEO has sole voting power over these 517,500 shares of Series IV Preferred Stock.
(6)

Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Goodman directly; (ii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Goodman which are convertible within sixty (60) days and which have voting power equal to 4,318,800 shares of Common Stock.

(7)

Includes: (i) 71,879,738 shares of Common Stock owned directly by Mr. Udell; (ii) 85,763,293 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Udell which are convertible within sixty (60) days and which have voting power equal to 1,715,265,860 shares of Common Stock; and (iii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Udell which are convertible within sixty (60) days and which currently have voting power equal to 4,318,800 shares of Common Stock.

Equity Compensation Plan Information

The following table sets forth the information about securities authorized for issuance under our equity compensation plans.

Plan category	(a) Number of Securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	220,000	$1.07	50,780,000
Equity compensation plans not approved by security holders	0	0	0
Totals	220,000	$1.07	50,780,000

ITEM 12. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2006 and 2007, we leased both rental property and equipment from CDI Management, Inc. (“CDI”), an entity controlled by Jesse Dobrinsky, our CEO, Scott Goodman, our CFO, John L. Udell, Vice President of Cargo Connection and Jay Finkelstein, a principal shareholder, pursuant to which CDI furnished the Company with both rental property and equipment leases. The rental payments under the real property lease for 2006 and 2007 were $366,825 and $709,100, respectively. The payments under equipment leases for 2006 and 2007 were $21,600 and $28,800, respectively.

As of December 31, 2007, the Company issued a promissory note to EmplifyHR, in the amount of $800,000.00. Ivan Dobrin, who is the brother of our CEO Jesse Dobrinsky, has a direct material interest in EmplifyHR as a principal shareholder. This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007.

As of May 1, 2007 Cargo International sub-leased 92,000 square feet of office and warehouse space in Illinois from Underwing International, LLC (“Underwing”), a Delaware limited liability company controlled by Jesse Dobrinsky, our CEO, Scott Goodman, our CFO, John L. Udell, Vice President of Cargo Connection and Jay Finkelstein, a principal stockholder of the Company (the “Sublease”), for aggregate Sublease payments of $45,000. The Sublease was terminated by a Sublease Termination Agreement between Cargo International and Underwing, dated January 11, 2008.

On April 10, 2007, we issued a promissory note to Parkside Properties, LLC (“Parkside”), in the amount of $50,000.00. Parkside is an entity owned by Jesse Dobrinsky, our CEO, Scott Goodman, our CFO and John L. Udell, Vice President of Cargo Connection. This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007. As of December 31, 2007, the principal balance of this note was repaid in full, along with accrued interest of $1,381.

On April 17, 2007, we issued a promissory note to Parkside in the amount of $100,000.00. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. As of December 31, 2007, the balance of the note, inclusive of accrued interest was $108,515.

In October 2005, we issued a secured convertible debenture to Jesse Dobrinsky, Scott Goodman and John L. Udell, in the amount of $75,000. Pursuant to the terms of the debenture, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible into Common Stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2007. The note has not been repaid as of this filing . The Company has not received any notification that it is in default under the provisions of the note.

Director Independence

The OTC Bulletin Board, on which our common shares are traded, does not have any director independence requirements.

We have determined that none of our directors are independent. We use the definition of an “independent director” provided by the NASDAQ Marketplace Rules to determine whether each of our directors is independent. The definition states that a director is independent if he or she is not an executive officer or employee of the company, or if the board affirmatively determines that the director has no relationship with the company which, in the board's opinion, would interfere with the director's exercise of independent judgment in carrying out a director's responsibilities. The definition, which is found in Rule 4200, lists six relationships that preclude an independence finding, including if the director is an employee of a parent or subsidiary of the company. As Jesse Dobrinsky and Scott Goodman hold executive officer positions with us, they do not qualify as independent directors.

PART IV

ITEM 13.	EXHIBITS

3.1	Amended and Restated Articles of Organization
3.2	By-Laws (Incorporated by reference to the Company’s Registration Statement on Form 10-SB originally filed with the Securities and Exchange Commission on November 19, 1999. SEC File No. 000-28233)
4.1	Specimen Common Stock Certificate
4.2	Specimen Series III Preferred Stock Certificate
4.3	Specimen Series V Preferred Stock Certificate
4.4

1999 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB originally filed with the Securities and Exchange Commission on November 19, 1999. SEC File No. 000-28233)

4.5	2005 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2005. SEC File No. 333-126354)
4.6

Warrant issued by the Company in favor of Montgomery, for 2,000,000 shares dated December 28, 2005 (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006. SEC File No. 000-28223)

10.1	Strategic Alliance Agreement dated August 4, 2004, by and between the Company and Utek Corporation
10.2	Consulting Agreement dated July 7, 2006, by and between the Company and TJM Investments, Inc.
10.3	Consulting Agreement dated December 13, 2006, by and between the Company and Charles Oswald
10.4	Employment Agreement dated April 28, 2006, by and between the Cargo Connection and William F. O’Connell
10.5	Secured Debenture dated February 12, 2006, issued by the Company to Montgomery
10.6	Voting Proxy dated March 26, 2008, in favor of Jesse Dobrinsky for the 517,500 shares of Series IV Preferred Stock held by Triple Crown.
10.7	Convertible Promissory Note, dated March 7, 2006 issued by the Company in favor of Advantage Capital Fund I in the principal amount of $100,000.
10.8	HSBC Agreement for Revolving Credit Term Loan dated March 11, 2004, by and between Cargo International and HSBC Bank
10.9	General Security Agreement dated March 11, 2009, between Cargo International and HSBC Bank
10.10	Secured Convertible Debenture dated October 1, 2005, issued by the Company to Jesse Dobrinsky, Scott Goodman, and John L. Udell
10.11

Lease Agreement dated October 22, 2002, by and between M.D. Hodges Enterprises, Inc. and Cargo Connection for premises located at 2410 Paces Ferry Road, Suite 200, Atlanta, Georgia (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities Exchange Commission on February 14, 2006. SEC File No. 333-126354)

10.12	Lease Agreement dated December 15, 2005, by and between CDI and Cargo Connection for the premises located at 600 Bayview Avenue, Inwood New York
10.13

Lease Agreement dated September 30, 2004, by and between AMB and Cargo Connection for the premises located at 8501 N.W. 17th Street, Suite 102, Miami Florida (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities Exchange Commission on February 14, 2006. SEC File No. 333-126354)

10.14

Lease Agreement dated October 12, 2004, by and between Ralston Industries, Inc. and Cargo International for the premises located at 580 N. Cassady Avenue, Columbus, Ohio (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities Exchange Commission on February 14, 2006. SEC File No. 333-126354)

10.15

Securities Purchase Agreement dated December 28, 2005, by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006. SEC File No. 000-28223)

10.16

Secured Convertible Debenture dated December 28, 2005 issued to Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006. SEC File No. 000-28223)

10.17

Investor Registration Rights Agreement dated December 28, 2005, by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006. SEC File No. 000-28223)

10.18

Escrow Agreement dated December 28, 2005, by and amongst the Company, Montgomery and David Gonzalez, Esq. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006. SEC File No. 000-28223)

10.19

Security Agreement dated December 28, 2005 by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006. SEC File No. 000-28223)

10.20

Agreement and Plan of Acquisition dated December 6, 2006, by and between the Company and NMDT (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on December 12, 2006. SEC File No. 000-28223)

10.21

Master Container Storage Agreement dated April 6, 2007, by and between the Cargo Connection and Rexam Beverage Can Company (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on August 15, 2007. SEC File No. 000-28223)

10.22

Promissory Note dated April 10, 2007, in the principal amount of $50,000, payable to Parkside, issued by Cargo International (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on May 21, 2007. SEC File No. 000-28223)

10.23

Promissory Note dated April 17, 2007, in the principal amount of $100,000, payable to Parkside, issued by Cargo International (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on May 21, 2007. SEC File No. 000-28223)

10.24

Agreement for Logistic Services dated April 13, 2007, by and between Cargo International and AIT Worldwide Logistics (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on August 15, 2007. SEC File No. 000-28223)

10.25

Waiver Agreement dated May 7, 2007, by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on May 10, 2007. SEC File No. 000-28223)

10.26

Promissory Note dated June 30, 2007, in the principal amount of $200,000, payable to Target Temporaries, Inc., issued by Cargo International (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on November 14, 2007)

10.27

Letter Agreement dated as of August 20, 2007, by and between the Company and Fleet (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on September 5, 2007. SEC File No. 000-28223)

10.28

Term Sheet dated October 29, 2007, by and between WFBA and Cargo Connection (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on November 14, 2007. SEC File No. 000-28223)

10.29

Senior Secured Convertible Debenture dated November 14, 2007, issued to YA Global (Incorporated by reference to the Company’s Form 10-QSB originally filed with the Securities and Exchange Commission on November 14, 2007. SEC File No. 000-28223)

10.30

Account Transfer Agreement dated as of November 20, 2007 between Cargo Connection and WFBA (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007. SEC File No. 000-28223)

10.31

Letter Agreement Amendment of the Account Transfer Agreement between the Cargo Connection and WFBA, dated as of November 20, 2007 (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007. SEC File No. 000-28223)

10.32

Guaranty dated November 20, 2007 by Cargo Connection in favor of WFBA (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007. SEC File No. 000-28223)

10.33

Buyout Agreement dated November 20, 2007, by and amongst Cargo Connection, WFBA and Accord (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007. SEC File No. 000-28223)

10.34

Agreement dated November 21, 2007, by and between Cargo Connection and AMB (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007. SEC File No. 000-28223)

10.35

Promissory Note dated December 31, 2007, issued by the Company in the amount of $800,000, payable to EmplifyHR (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008. SEC File No. 000-28223)

1036

Security Agreement dated December 31, 2007, Company. Cargo International and EmplifyHR (Incorporated by reference by Company's Form 8-K filed with Securities and Exchange Commission on January 7, 2008 (SEC File No.: 000-28223)

10.37

Guaranty dated December 31, 2007 by and amongst Company, Cargo International in favor of EmplifyHR (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008. SEC File No. 000-28223)

10.38

Lease Agreement dated as of January 11, 2008 between Cargo Connection and MD Cargo ORD Property LLC for premises located at 491 Supreme Drive, Bensenville, Illinois (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008. SEC File No. 000-28223)

10.39

Guaranty Agreement issued by the Company as of January 11, 2008 in favor of MD Cargo ORD Property LLC (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008. SEC File No. 000-28223)

10.40

Termination of Sublease Agreement dated as of January 11, 2008 between Cargo International and Underwing (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008. SEC File No. 000-28223)

10.41

First Amendment to Lease dated as of January 10, 2008 between Cargo Connection and LIT/Hodges Industrial Trust. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on March 5, 2008. SEC File No. 000-28223)

10.42	Lease Agreement dated December 15, 2005, between Cargo International and CDI
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the firm Friedman, LLP, as our independent registered accounting firm, the board of directors considered whether the provision of such services is compatible with maintaining independence. In accordance with all statutory and regulatory compliance, the board of directors approved the service of Friedman LLP.

Audit Fees.

The aggregate fees billed by our principal accountant, Friedman, LLP, for professional services for the audit of our annual financial statements for 2007 and 2006 were $130,000 and $151,551, respectively net of expenses.

Audit Related Fees.

The aggregate fees billed by our principal accountant, Friedman, LLP, for reasonably related fees or expenses, aside from those referenced above, related to the audit of our annual financial statements for 2007 and 2006 were $0 and $0, respectively, net of expenses.

Tax Fees.

There were no fees charged to the Company for tax compliance, tax related advice, or tax planning by our principal accountant, Friedman, LLP.

All Other Fees.

There were no other fees paid to our principal accountant, Friedman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARGO CONNECTION LOGISTICS HOLDING, INC.
/s/ Jesse Dobrinsky
Jesse Dobrinsky
President, Chief Executive Office

Dated: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jesse Dobrinsky
Jesse Dobrinsky, President, Chief Executive Officer
and Director (Principal Executive Officer)

Dated: March 31, 2008

/s/ Scott Goodman
Scott Goodman, Chief Financial Officer
Chief Operating Office and Director
(Principal Accounting and Financial Officer)

Dated: March 31, 2008