Form 10-Q
period 2008-03-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2008-05-15
CIK 1093819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission File No. 0-28223

CARGO CONNECTION LOGISTICS HOLDING, INC.

(Exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0510294

(I.R.S. Employer Identification No.)

600 Bayview Avenue, Inwood

New York 11096

(Address of principal executive offices)

(516) 239-7000

(Issuer telephone number)

Indicate by check mark whether the registrant” (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2008: 1,319,910,354 shares of common stock, $0.001 par value, outstanding.

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$327,863	$470,779
Accounts receivable, net of allowance for doubtful accounts of $177,075 and $302,075	662,299	807,356
Notes receivable	300,000	300,000
Due from officers	79,673	74,949
Prepaid expenses	83,562	70,588
Total current assets	1,453,397	1,723,672

Property and equipment, net of accumulated depreciation of $1,611,850 and $1,454,429	418,810	438,560
License agreements - Rad-Ropetm	1,316,854	1,316,854
Security deposits	92,391	91,904
TOTAL ASSETS	$3,281,452	$3,570,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$5,411,446	$4,701,804
Secured convertible debenture, net of discount of $30,954 and $38,327, respectively	2,128,446	2,293,173
Financial instruments	635,905	997,743
Current portion of notes payable	1,182,457	299,695
Current portion of capital leases payable	187,552	105,975
Due to related parties	2,264,507	2,027,936
Due to others	1,563,095	1,388,158
Security deposits and escrowed funds	44,174	42,170
Total current liabilities	13,417,582	11,856,654

Long term portion of capital leases payable		110,342
Long term portion of notes payable		896,815
Deferred rent	570,587	566,577
Total other liabilities	570,587	1,573,734
TOTAL LIABILITIES	13,988,169	13,430,388

Commitments and contingencies

Non-controlling interest - ITG subsidiary	342	329

Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares,
1,319,907,354 and 1,147,807,354 shares issued and outstanding	1,319,908	1,147,808
Additional paid in capital	3,492,207	3,500,297
Accumulated deficit	(16,616,541)	(15,605,199)
TOTAL STOCKHOLDERS' DEFICIENCY	(11,969,426)	(11,122,094)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,281,452	$3,570,990

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating revenue:
Revenue	$3,816,505	$4,158,826

Operating expenses:
Direct operating expenses	2,749,471	2,839,653
Selling, general and administrative	2,390,412	1,926,600
Total operating expenses	5,139,883	4,766,253

Loss from operations	(1,323,378)	(607,427)

Other (expense) income
Interest expense, net	(84,541)	(547,584)
Rental income	28,500	32,950
Change in value of financial instruments	288,081	428,515
Guaranteed rental expense	-	(135,000)
Non-controlling interest – ITG	-	659
Gain from debt extinguishment	81,847	-
Other (loss)/income	(1,645)	5,744
Total other (expense) income	312,242	(214,716)

Net loss before cumulative effect of change in accounting principle	(1,011,136)	(822,143)

Cumulative effect on prior years of retroactive application of a
change in accounting principle	-	(396,000)

Net loss attributable to common stockholders	$(1,011,136)	$(1,218,143)

Net loss per common share, basic and diluted	$(0.001)	$(0.001)

Weighted average number of common shares used
in the net loss per share calculation	1,201,653,508	1,082,911,444

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss attributable to common stockholders	$(1,011,136)	$(1,218,143)
Cumulative effect of prior years of retroactive application
of a change in accounting principle	-	396,000
Net loss before cumulative effect of change in accounting principle	(1,011,136)	(822,143)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note discounts	7,373	260,304
Change in derivative liability due to accrued liquidated damages	-	150,622
Mark to market on derivative instrument expense	(288,081)	(428,515)
Depreciation and amortization	46,626	42,248
Deferred rent	4,010	(10,316)
Gain on extinguishment of debt	(81,847)	-
Non-controlling interest	13	(658)
Guaranteed rental expense	-	135,000
Changes in:
Escrow held by factor	-	177,518
Accounts receivable	114,558	(58,113)
Due from factor	-	113,616
Prepaid expenses	(12,974)	145,805
Accounts payable and accrued expenses	709,436	(153,061)
Security deposits and escrowed funds	2,004	4,569

Net cash used in operating activities	(510,018)	(443,124)

Cash flows from investing activities
Payments received for security deposits	(487)	(80)
Purchase of property and equipment	(26,876)	(4,674)

Net cash used in investing activities	(27,363)	(4,754)

Cash flows from financing activities
Repayments to officers	-	(10,499)
Repayments to others	174,937	(26,603)
Advances from (repayments to) officers	25,775	(30,500)
Proceeds received from related parties	236,571	273,089
Principal payments on notes payable	(14,053)	(15,699)
Principal payments on capital leases payable	(28,765)	(14,228)

Net cash provided by financing activities	394,465	175,560

Net decrease in cash	(142,916)	(272,318)

Cash, beginning of period	470,779	338,672

Cash, end of period	$327,863	$66,354

Supplemental disclosure of cash flow information
Interest expense	$346,733	$712,820
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$172,100	$-
Purchase of equipment through capital lease	$-	$119,600
Cumulative effect of accrued liquidated damages	$-	$396,000
Cancellation of shares in connection with deferred offering costs	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

80048403.13	5

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND NATURE OF BUSINESS

On May 12, 2005, through a reverse merger, pursuant to a Stock Purchase Agreement and Share Exchange among Cargo Connection Logistics Holding, Inc. (f/k/a Championlyte Holdings, Inc.), (the “Company”), and primarily through its newly acquired subsidiaries, Cargo Connection Logistics Corp. (“Cargo Connection”) and Cargo Connection Logistics – International, Inc. (f/k/a Mid-Coast Management, Inc.), (“Cargo International”), The Company began operating in the transportation and logistics industry as a third party logistics provider of transportation and management services.  Effective May 23, 2005, the name Championlyte Holdings, Inc. was changed to Cargo Connection Logistics Holding, Inc. to better reflect the new nature and focus of the entity and its operations. Cargo Connection Logistics Holding, Inc. and all of its subsidiaries are collectively referred to as the “Cargo Companies.”

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

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), which has been accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT’s assets consisted of a license to certain patent rights and cash. The Company intends to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipates that the development of a revised prototype will be completed by the end of the second quarter 2008. The Company expects the prototype to be marketed by the middle to end of 2008, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

The Company owns a 51% interest in Independent Transport Group, LLC (“ITG”) and Emplify HR Services, Inc. (“Emplify”) (a related party – see Note 18) owns a 49% interest. The financial statements of ITG are included in the Company’s consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company’s consolidated statements of operations and the minority interest in the equity of ITG is reflected as a separate component in the Company’s consolidated balance sheet.

In 2006, Cargo Connection became one of an exclusive number of companies that works closely with the Department of Homeland Security – Customs and Border Patrol (“CBP”). The Company has become the operator of the sole General Order warehouse for JFK International Airport. General Order warehouses operate under specific provisions of the Customs Formal Regulations (“CFR”). Applicable provisions of the CFR require merchandise to be considered General Order merchandise when it is taken into the custody by CBP.

On May 5, 2008, the Company received a written notice of default dated April 29, 2008 (the “Default Notice”) from Pacer Logistics LLC (“Pacer”) which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000 and was in default. The Default Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Notice pursuant to a Security Agreement, dated December 28, 2005.

On May 13, 2008, the Company entered into a Strict Foreclosure and Transfer of Assets Agreement with Pacer (the “Strict Foreclosure Agreement”), pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer, as assignee of all right, title and interest of YA Global Investments, LP (“YA Global”), including as assignee of Montgomery Equity Partners Ltd. (“Montgomery”), with respect to the Cargo Companies’ obligations (collectively the “Outstanding Obligations”) under the:

•	Secured Convertible Debenture, dated December 28, 2005, issued to Montgomery in the principal amount of $1,750,000 (the “2005 Montgomery Debenture”);
•	Investor Rights Registration Agreement, dated December 28, 2005, by and between the Company and Montgomery.
•	Secured Convertible Debenture, dated February 13, 2006, issued to Montgomery in the principal amount of $600,000 (the “2006 Montgomery Debenture”);
•

Security Agreements, dated December 28, 2005, whereby the Company and certain of its subsidiaries secured obligations to Montgomery in the amount of $2,350,000 (the “Montgomery Security Agreement”); and

•	Secured Convertible Debenture, dated November 17, 2007, issued to YA Global, in the principal amount of $46,500 (the “YA Global Debenture”).

The Outstanding Obligations are secured by certain assets of the Cargo Companies. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA");
•	the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”).

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

NOTE 2 - GOING CONCERN

Refer to Notes 1, 12, 13 and 19 regarding foreclosure of certain operations.

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $1,011,136 and $822,143 for the three months ended March 31, 2008 and 2007, respectively, prior to the cumulative effect of the adjustment for the prior year’s adjustment for compliance with “Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company’s Own Stock (“EITF 00-19-2’) and a net loss of $1,011,136 and $1,218,143 after the cumulative effect of such adjustment. The Company has a working capital deficiency of $11,964,185 and an accumulated deficit of $16,616,541 at March 31, 2008 and expects that it will incur additional losses in the immediate future. The effect of the change in the value of the financial instruments is not included in operational losses. To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

As of March 31, 2008, the Company was obligated under the Investor Registration Rights Agreement, dated as of December 28, 2005 (the “Registration Rights Agreement”) between the Company and Montgomery to have filed and declared effective a Securities Act registration statement registering for resale the shares issuable upon conversion of outstanding debentures held of record by Montgomery and in the outstanding aggregate principal amount of $1,189,000 at such date (see Note 12). The Registration Rights Agreement contains liquidated damages provisions relating to the failure of such registration statement to become effective by a specified date. Such registration statement was not declared effective by the specified date. The Company has accrued $1,082,018 with respect to such liquidated damages provisions which has been recorded in conformity with EITF 00-19-2. The total maximum liquidated damage liability cannot be determined until such time as the registration statement is declared effective. As of March 31, 2008, the debentures have matured and have not been paid, and the Company owes the principal plus accrued interest and liquidated damages. The holder of these debentures has foreclosed on certain assets of the Company and Cargo Connection. See Note 1 above.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations and positive cash flows in the future, raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities when they come due. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if at all, particularly in light of the recent foreclosure. The outcome of these matters cannot be predicted with any certainty at this time.

These factors raise substantial doubt that the Company may be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts or classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2007 and filed with the SEC on March 31, 2008, had included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Long term liabilities have been reclassed to current.

NOTE 3 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, as identified in Note 1 above. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Item 303 of Regulation S-K and Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the operating results have been included in the condensed consolidated interim financial information. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the SEC’s rules and regulations.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007 as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

All significant inter-company balances and transactions have been eliminated.

Certain amounts as previously reported for the period ended March 31, 2007 have been reclassified to conform to the current period’s presentation.

NOTE 4 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Revenue recognition

The Company recognizes all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The Company recognizes warehouse services operations revenue upon the completion of those services. Costs related to such revenue are included in direct operating expenses. The Company presents taxes that are directly imposed on revenue-producing transaction by a governmental authority on a gross basis (i.e., included in revenues and cost of sales).

Net loss per share

The Company reports loss per share in accordance with SFAS No. 128, “Earnings per Share.”Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants, stock options, restrictive stock awards and other convertible securities. All potentially dilutive shares as of March 31, 2008, and 2007, of 9,867,542,023 and 3,858,563,952, respectively, have been excluded from diluted loss per share as the effect would be anti-dilutive for the periods then ended. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. As of March 31, 2008 and December 31, 2007, there were 1,319,907,354 and 1,147,807,354 shares of common stock outstanding, respectively, with a weighted average number of shares used for the net loss per share computation of 1,201,653,508 and 1,102,435,761 shares, respectively.

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

Intangible Assets

Excess of cost over fair value of net tangible assets acquired arising from the acquisition of NMDT are first attributed to patents and licenses based upon their estimated fair value at the date of acquisition. These intangible assets are being amortized over their estimated useful lives, which is 19 years. Excess of cost over fair value of net assets acquired will be reviewed for impairment pursuant to the SFAS No. 144, “Goodwill and Other Intangible Assets” (“SFAS No. 144”).

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

NOTE 5 – BUSINESS ACQUISITIONS

On August 29, 2007, the Company entered into a letter agreement with Fleet Global Services, Inc. (“Fleet”) and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet. The consummation of this transaction has been delayed due to, among other things, financing limitations, and no assurance can be given that it will be consummated, nor that financing for the transaction will be obtained.

Effective December 6, 2006, the Company acquired certain exclusive license rights, including limited sublicensing rights (the “License”), to manufacture, use and sell products utilizing intellectual property rights (the “Patent Rights”) which are the subject of a pending patent application with the United States Patent and Trademark Office (the “PTO”). The Patent Rights relate to portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries, and is known as RadRopeTM.

The Company has received input from potential customers, in response to which the patent owner made modification/updates to the device. In January 2008, the Company received new schematics for the device. These schematics reflect the next generation of the device with some minor modifications to both the hardware and software. The Company believes that the RadRope™ product is saleable in its current design stage. However, management has made the determination that it is in the Company’s best interest to sell the new generation of the product, in order to minimize needs for parts, maintenance and support upgrades. The costs for these upcoming modifications and updates are to be borne by the patent owner and are expected to be inconsequential. The Company currently anticipates that this second stage of research and development should be completed by the end of the second quarter of 2008. It also believes that its first sale should occur in the third quarter of 2008 with delivery in the fourth quarter of 2008.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

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

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 160 on its consolidated financial statements. However, the Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

NOTE 7 - FACTORING FACILITIES

Cargo Connection had entered into an accounts receivable factoring facility with Accord Financial Services, Inc. (“Accord”). Pursuant to that factoring agreement, the factor purchased certain accounts receivable and extended credit with a maximum borrowing amount of $2,000,000. The Company ended that factoring facility on November 20, 2007. The facility provided for the purchase of up to 90% of eligible accounts receivable of Cargo Connection minus a discount of approximately 1.6% as of that last day of the agreement and a discretionary reserve (holdback) which was reduced via payments from the individual accounts receivable debtors. If a receivable was outstanding over 90 days, under recourse provisions, Cargo Connection would have to buy back the receivable from the factor. Cargo Connection had to submit a minimum of $1,500,000 of eligible invoices in each calendar quarter. At March 31, 2008, $-0- was due to and or from this factor. The factor and the Company also had an informal agreement, whereby the Company escrowed funds that were to be used to pay for the services of outside transportation vendors. This was mainly due to the concerns of the factor for any of its transportation clients as to the potential default of payments by their clients to outside transportation vendors to ensure that these funds are not diverted for other uses.

Effective November 20, 2007, Cargo Connection entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with WFBA; and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement") and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement"). The Amended Transfer Agreement provides that WFBA shall serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000. The obligations of Cargo Connection to WFBA are guaranteed by the Company and the executive officers of the Company.

Concurrently with the Amended Transfer Agreement, WFBA, Cargo Connection and Accord, Cargo Connection's previous factor, executed a Buyout Agreement (the "Buyout Agreement") pursuant to which WFBA purchased all of Cargo Connection's accounts receivable owned by Accord and Accord assigned all of the security interests, financing statements and liens it possessed in Cargo Connection's accounts receivable and assets to WFBA. In addition, all previous amounts escrowed by Accord were returned to the Company.

Cargo Connection’s accounts receivable factoring facility with WFBA, automatically renews annually unless either party provides 30 days’ prior notice of cancellation. The facility provides for the purchase of up to 95% of eligible accounts receivable of Cargo Connection minus a fixed discount of approximately .35% as of March 31, 2008, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections along with a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors. If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection is required to buy back the receivable from this factor. Cargo Connection must submit a minimum of $1,000,000 of eligible invoices in each calendar month. At March 31, 2008 and December 31, 2007, $257,646 and $200,680 is due from the factor, respectively, which represents the reserve against collected receivables and an escrow against the purchased receivables. At March 31, 2008 and December 31, 2007, the total amount advanced by the factor was $1,402,881 and $1,793,438, respectively, which represents the proceeds from financing of accounts receivables sold. In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer has assumed Cargo Connection’s liabilities to WFBA.

NOTE 8 - NOTES RECEIVABLE

On November 21, 2007, the Company entered into a $300,000 note receivable with Fleet Global Services, Inc. (“Fleet”). The note bears interest at 11% per annum and matures on November 21, 2008. As of March 31, 2008 and December 31, 2007, the balance outstanding on the note is $300,000. Interest accrued on the note for the three months ended March 31, 2008 amounted to $8,205.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

The Company leases machinery, equipment and software under various non-cancelable capital leases with a capitalized cost of $1,014,427, less accumulated amortization of $730,956 and $698,318 as of March 31, 2008 and December 31, 2007, respectively. The remaining obligations require monthly payments, including interest, totaling $10,796. Interest rates on these leases range from 2% to 23%. These leases mature at various times through September 2011. Certain obligations are guaranteed by certain executive officers of the Company.

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

As of March 31, 2008 and December 31, 2007, the aggregate future minimum annual lease payments under these leases are reflected at liquidation value on the balance sheet as a result of the foreclosure by Pacer. The table below reflects the payments as contractually obligated as follows:

	As of	As of
Year Ending December 31,	March 31, 2008	December 31, 2007
2008 (nine months)	$115,342	$132,129
2009	59,370	59,370
2010	49,067	49,067
2011	36,800	36,800
Total payments	260,577	277,366
Less: amount representing interest	(73,025)	(61,049)
Net present value of capital lease obligations	187,552	216,317
Less: current portion	(91,027)	(105,975)
Long-term portion	$96,525	$110,342

NOTE 10 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless a more formal agreement is put into place for the repayment of these funds. The Company is currently negotiating formal note agreements with the lenders listed below with respect to their advances to the Company.

In addition, the Company has entered into insurance premium financing arrangements with two providers with balances due to the providers of $313,095 and $138,158 as of March 31, 2008 and December 31, 2007, respectively.

The following table details Due to Others as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Loan from Ferro	$130,000	$130,000
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
	1,250,000	1,250,000

Due to Avalon Insurance Co.	291,537	128,140
Due to Premium Financing Special	21,558	10,018
	313,095	138,158

Total account balance	$1,563,095	$1,388,158

NOTE 11 - NOTES PAYABLE

In May 2003, the Company entered into a loan agreement with U.S. Small Business Administration (“SBA”) whereby the SBA loaned $90,200 to the Company for working capital purposes (the “SBA Loan”). The SBA Loan bears interest at a rate of 4% per annum and matures in 2008, when the balance due will approximate $14,000. Monthly installments totaling $2,664 commenced in June 2005. The note is collateralized by substantially all the assets of Cargo Connection and is supported by the personal guarantees of certain of the executive officers of Cargo Connection.

In March 2004, Cargo International entered into a revolving term loan with HSBC Bank (the “HSBC Loan”) whereby Cargo International was granted a $100,000 line of credit bearing interest at a rate of prime plus 2.5% (7.5% at March 31, 2008 and 9.5% at December 31, 2007). Cargo International made monthly interest only payments until December 15, 2006, when the line of credit terminated. At that time, the remaining balance became a note payable with a four year term. This obligation is collateralized by all of the assets of Cargo International and is guaranteed by certain of the executive officers of the Company.

On April 17, 2007, Cargo International borrowed $100,000 from Parkside Properties, Inc., to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note bears interest at the annual rate of 12% and matured on July 10, 2007.

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009.

On December 31, 2007, the Company issued a promissory note in the principal amount of $800,000 to Emplify (the “Emplify Promissory Note”), evidencing advances previously extended by Emplify to the Company. The Emplify Note bears interest at a rate of 12% per annum, requires equal monthly amortization payments and matures on January 1, 2012. The Company may prepay the unpaid principal balance, or any portion thereof, of the Emplify Note at any time without premium or penalty. Concurrently with the issuance of the Emplify Note: (i) the Company entered into a security agreement with Emplify, pursuant to which it granted to Emplify a security interest in all of their respective assets; and (ii) Cargo Connection and Cargo International entered into a Guaranty of Payment Agreement pursuant to which Cargo Connection and Cargo International agreed to guarantee the Company's payment obligations under the Emplify Note. Emplify provides payroll and human resource services to the Company. Emplify owns a 49% interest in ITG, of which the Company owns 51%. Ivan Dobrin, a principal shareholder of Emplify, is the brother of Jesse Dobrinsky, the Company's CEO. On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement with Emplify, pursuant to which Emplify released the Cargo Companies of all obligations and liabilities of the Emplify Promissory Note and in connection therewith the obligations of the Security Agreement, dated as of December 31, 2007 with Emplify (the “Emplify Security Agreement”) and guaranty of payment, dated December 31, 2007 (the “Emplify Guaranty” and together with the Emplify Promissory Note and Emplify Security Agreement, the “Emplify Documents”) issued by Cargo Connection and Cargo International. On May 13, 2008 Emplify released the Cargo Companies from their obligations under the Emplify Documents.

At March 31, 2008 and December 31, 2007, future minimum annual principal payments on the above notes are reflected at liquidation value on the balance sheet as a result of the foreclosure by Pacer. The table below reflects the payments as contractually obligated as follows:

Year Ending December 31,	As of March 31, 2008	As of December 31, 2007

2008 (nine months)	$285,642	$299,695
2009	409,892	409,892
2010	231,301	231,301
2011	234,764	234,764
2012	20,858	20,858
	$1,182,457	$1,196,510

The following table details the Notes Payable as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008	As of December 31, 2007
Emplify	$800,000	$800,000
US-SBA	13,664	21,467
HSBC Bank	68,793	75,043
Target Temporaries	200,000	200,000
Parkside Properties	100,000	100,000
Total	$1,182,457	$1,196,510
Less: Current portion	336,066	299,695
Long-term portion	$846,381	$896,815

NOTE 12 - SECURED CONVERTIBLE DEBENTURES – EXTINGUISHMENT OF DEBT

Refer to Note 19 - Subsequent Events for additional information.

In October 2005, the Company issued a secured convertible debenture to members of management in the amount of $75,000, bearing interest at a rate of 15% per annum and maturating on September 30, 2006 (the “Management Debenture”). The Management Debenture is convertible into common stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest closing bid price of the common stock of the five (5) trading days immediately preceding the conversion date. The holders of the Management Debenture informally agreed to extend the due date of the Management Debenture to December 31, 2007. The Management Debenture has not been repaid as of this date. The Company has not received any notification that it is in default under the provisions of the Management Debenture.

This Management Debenture is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the Management Debenture and an early redemption option. The value of the embedded derivative liability, in the amount of $17,593 as of March 31, 2008 (see Note 14), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Management Debenture and was fully amortized as of December 31, 2007.

Pursuant to a Securities Purchase Agreement, dated December 28, 2005 (the “Montgomery Purchase Agreement”), with Montgomery, the Company issued the 2005 Montgomery Debenture to Montgomery with an interest rate of 10% per annum and a maturity date of December 28, 2007. The 2005 Montgomery Debenture is convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock for the ten (10) trading days immediately preceding the conversion date. The 2005 Montgomery Debenture is secured by substantially all of the assets of the Company. Simultaneously with the issuance of the 2005 Montgomery Debenture, the Company issued to Montgomery a three year warrant (the “Montgomery Warrant”) to purchase 2,000,000 shares of common stock at an exercise price of $0.001 per share, which is exercisable immediately. The Montgomery Warrant was valued at $2,394,000 using a Black-Scholes option pricing model. Also in connection with the issuance of the 2005 Montgomery Debenture, the Company paid Montgomery a fee of $135,000. The value of the Montgomery Warrant and the fees paid to Montgomery were recorded as a discount to the 2005 Montgomery Debenture and are being amortized over the term of the 2005 Montgomery Debenture using the effective interest method.

The 2005 Montgomery Debenture is a hybrid instrument which contains both freestanding derivative financial instruments and multiple embedded derivative features each of which would require separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Montgomery Warrant, which was valued individually at $1,861,535 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as a “Compound Embedded Derivative Liability.” The compound embedded derivative features include the conversion feature within the First Montgomery Debenture, the conversion reset feature, the early redemption option and the interest rate adjustments. The value of the compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability of $1,857,752, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the First Montgomery Debenture. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the 2005 Montgomery Debenture, or 24 months. The unamortized discount and the effect of this transaction are included with the accounting treatment relating to the issuance to Montgomery of a second debenture on February 13, 2006.

The Company has classified the Montgomery Warrant as a liability and recorded an associated interest expense effective December 28, 2005 to reflect that the Registration Rights Agreement entered into, in connection with the issuance of the Montgomery Warrant and the 2005 Montgomery Debenture. The agreement requires the Company to pay liquidated damages under specified conditions, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the Montgomery Warrant to be classified as a liability until the earlier of the date the Montgomery Warrant is exercised or expires. In accordance with EITF 00-19, the Company has allocated a portion of the proceeds of the First Montgomery Debenture to the Montgomery Warrant based on their fair value. EITF 00-19 also requires that the Company revalue the Montgomery Warrant as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.

On February 13, 2006, the Company completed a financing for an additional $600,000 with Montgomery as part of the funding package contemplated by the Montgomery Purchase Agreement. In connection with the February 2006 financing, the Company issued to Montgomery the 2006 Montgomery Debenture and, collectively with the 2005 Montgomery Debenture, (the “Montgomery Debentures”) in the principal amount of $600,000 with a 10% interest rate and a maturity date of February 13, 2008. The 2006 Montgomery Debenture is convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the common stock for the ten trading days immediately preceding the conversion date. Shares of common stock issuable upon conversion of the Second Montgomery Debenture are also subject to the Registration Rights Agreement.

The 2006 Montgomery Debenture is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the debenture and an early redemption option. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability of $1,090,902, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Montgomery Debenture. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the Montgomery Debenture, or 24 months. The discount on the Montgomery Debenture was fully amortized at December 31, 2007.

Pursuant to the Registration Rights Agreement, the Company committed to file with the SEC, no later than 45 days from date of funding, a Registration Statement on Form SB-2 (the “SB-2 Registration Statement”) with respect to the shares of common stock issuable upon conversion of the Montgomery Debentures and upon exercise of the Montgomery Warrant. The Company could have been held in default under the Registration Rights Agreement because the SB-2 Registration Statement was not declared effective by the SEC within 150 days of the filing of the registration statement. There is no limitation on the maximum amount of liquidated damages that the Company could incur as a result of the failure to have the SB-2 Registration Statement declared effective. There are liquidated damages provisions under the Registration Rights Agreement, effective upon the SB-2 Registration Statement not being declared effective by the SEC within 120 days of filing the SB-2 Registration Statement. The SB-2 Registration Statement was filed in February 2006 (SEC File No: 333-131825). An amendment to the SB-2 Registration Statement was filed in July 2006. The registration statement which the Company previously filed has been withdrawn, and the Company failed to file a registration statement by a second deadline.

The liquidated damages liability accrues monthly at a rate equal to 2% of the outstanding principal amount due under the Montgomery Debentures. As of March 31, 2008 and December 31, 2007, the rate of the liquidated damages liability is being calculated at approximately $45,000 per month. As of March 31, 2008 and December 31, 2007, the Company had recognized an aggregate $1,082,018 and $1,030,540 liability, respectively, for these liquidated damages, of which $396,000 has been recorded as a cumulative effect adjustment against retained earnings as of December 31, 2007, in conformity with EITF 00-19-2. The total maximum liquidated damages liability cannot be determined until such time as the registration statement is declared effective.

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

Also under the Waiver Agreement, the Company agreed to file a new registration no later than June 5, 2007 (or June 30, 2007, if Montgomery consented to an extension of the redemption date for the Secured Convertible Debentures, registering for resale under the Securities Act the shares of common stock issuable upon conversion of the Montgomery Debentures. The Company was obligated to use its best efforts to have such registration statement (the “New Registration Statement”) declared effective within 60 days after its filing with the Commission. The maximum number of shares of common stock that the Company is required to include in the New Registration Statement is equal to the lesser of (i) one-third of the number of shares of common stock issued and held by persons other than Company affiliates, or (ii) the number of shares of common stock issuable upon conversion of the Montgomery Debentures. If the New Registration Statement includes less than all of the shares of common stock issuable upon complete conversion of the Montgomery Debentures, the Company is required to file further registration statements, within specified time frames, as may be necessary to register for resale all of the remaining shares of common stock issuable upon exercise of the Montgomery Debentures. To date, the Company has not filed the New Registration Statement with the Securities and Exchange Commission.

On November 14, 2007, the Company issued, YA Global Debenture, which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2008, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company’s common stock for the 10 day period prior to such conversion. This debenture is secured by substantially all the assets of the Company. Interest is scheduled to be paid on the first day of each calendar quarter effective January 1, 2008. The Company is late in making the payment owed on January 1 and is in default of this debenture.

On November 30, 2007, Montgomery converted $40,000 of principal into 40,000,000 shares of the Company’s common stock at a conversion rate of $.001 per share. The change in value of the embedded derivatives within the debenture due to these conversions was $25,553.

On February 21, 2008, Montgomery converted $55,000 of principal into 55,000,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

On February 29, 2008, Montgomery converted $55,500 of principal into 55,500,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

On March 17, 2008, Montgomery converted $61,600 of principal into 61,600,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

The change in value of the embedded derivatives within the debenture due to the conversions that occurred during the three months ended March 31, 2008 was $73,757.

As of March 31, 2008 and December 31, 2007, the cumulative principal amount of the Montgomery Debentures that has been satisfied pursuant to common stock conversions was $312,100 and $140,000, respectively.

On April 28, 2008, the Cargo Companies entered into an agreement with Pacer (the “Financing Arrangement Agreement”). Pursuant to the Financing Arrangement Agreement, the Company acknowledged that Pacer was assigned of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations. In connection with such assignment, the Cargo Companies acknowledged and consented to such assignment from YA Global to Pacer. The Financing Arrangement Agreement provided, among other things, that Pacer:

•	loaned the Company $200,000, for working capital, on the same terms as the Financing Documents; and
•	terminated the requirement for the Company to file a registration statement covering shares of the Company’s Common Stock issuable pursuant to the Financing Documents.

The Financing Arrangement Agreement provided, among other things, that the Cargo Companies:

•	waived any defense or counterclaim under Financing Documents;
•

would cooperate with Pacer to expedite the entry of a foreclosure judgment and a judgment to collect the obligations, and to expedite the sale or transfer of the Collateral (as defined in the Financing Documents); and

•	would not voluntarily file or seek the entry of an order for relief under the Bankruptcy Code, as amended.

On May 5, 2008, the Company received a Default Notice from Pacer pursuant to the Montgomery Security Agreement, which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000. The Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Default Notice.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations under the:

•	the 2005 Montgomery Debenture;
•	Registration Rights Agreement;
•	the 2006 Montgomery Debenture;
•	the Montgomery Security Agreement; and
•	the YA Global Debenture.

The Outstanding Obligations are secured by certain assets of the Cargo Companies. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008, pursuant to which Emplify released the Cargo Companies of all obligations and liabilities under the Emplify Documents.

In consideration of the transfers evidenced by the Strict Foreclosure Agreement, the Company’s obligations under the Outstanding Obligations, in the aggregate amount of $3,670,389, as stated in the Agreement were extinguished.

NOTE 13 - DISCONTINUED OPERATIONS

Refer to Note 19 - Subsequent Events for additional information.

As a result of a Strict Foreclosure Agreement, substantially all of the assets of Cargo Connection were foreclosed upon by Pacer, as consideration for the extinguishment of debt owed under Secured Convertible Debentures.

Under the Strict Foreclosure Agreement, the Company transferred substantially all of Cargo Connection’s assets to Pacer to extinguish its Outstanding Obligations. Pacer also assumed certain liabilities of the Company, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

Following the foreclosure, Cargo Connection has ceased doing business; however, Cargo International, NMDT, and ITG have retained their respective assets.

On future filings, the foreclosed operations, assets and liabilities will be reflected as discontinued operations.

NOTE 14 - FINANCIAL INSTRUMENTS (“Compound Embedded Derivative Liability”)

The following table describes the liability for financial instruments as of March 31, 2008:

Financial	Balances			Mark to	Balances
Instrument	as of		Other	Market	as of
Liability	12/31/2007	Additions	Adjustments	Adjustments	3/31/2008

Management Debenture	$14,286	$-	$-	$3,307	$17,593
Montgomery Note	947,143	-	(73,757)	(286,837)	586,549
Montgomery Warrants	1,926	-	-	(1,615)	311
YA Global Note	34,388	-	-	(2,936)	31,452

Totals	$997,743	$-	$(73,757)	$(288,081)	$635,905

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant’s contributions as per the provisions of the plan.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leases equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company’s proportionate share of increases in real estate taxes and certain other operating expenses. The approximate future minimum rentals under non-cancelable operating leases in effect on March 31, 2008, are as follows:

Year Ended	Office and	Equipment
December 31,	Warehouse Space	And Trucks

2008 (nine months)	$1,247,181	$86,874
2009	1,420,062	117,424
2010	1,393,179	89,055
2011	1,349,316	-
2012	1,426,326	-
Thereafter	4,516,096	-
	$11,352,160	$293,352

The Company and AMB HTD Beacon Centre, LLC ("AMB"), the lessor under the lease agreement between Cargo Connection (as tenant) and AMB (as landlord), dated as of September 30, 2004, for Cargo Connection's commercial use of the premises located at 8501 N.W. 17th Street, Suite 102, Miami, Florida 33126, entered into an agreement, dated as of November 21, 2007 pursuant to which Cargo is required to make a series of six equal monthly installment payments in the amount of $40,031, plus one final payment in the amount of $34,605, to AMB, or an aggregate amount of $274,792, to full cure previous payment arrearages.

As of January 11, 2008, Cargo International entered into a Commercial Lease Agreement with MP Cargo ORD Property LLC, a Delaware limited liability company, for Cargo International's commercial use of the premises located at 491 Supreme Drive, Bensenville, Illinois (the "Premises"). The lease is for a term of ten years and calls for annual rent in the amount of $600,000 for the first two years, with bi-annual increases thereafter throughout the term of the lease, which is paid on a monthly basis. As an inducement for the landlord to enter into the lease and concurrently therewith: (i) the Company issued a Guaranty of Lease dated as of January 11, 2008 (the "Corporate Guaranty”); and (ii) Jesse Dobrinsky, the Chief Executive Officer of the Company, issued a Personal Guaranty of the lease dated as of January 11, 2008 (the "Dobrinsky Personal Guaranty"; and, together with the Corporate Guaranty, collectively the "Guarantees"), in each case in favor of the landlord, guaranteeing all of Cargo International's obligations under the lease.

In connection with the execution of this lease, on January 11, 2008, Cargo International entered into a Sublease Termination Agreement (the “Termination Agreement”), with Underwing International, LLC ("Underwing"), terminating a sublease agreement between itself and Underwing, dated as of May 1, 2007, pursuant to which Underwing (as the prior tenant of the premises) sub-leased the Premises to Cargo International. The Termination Agreement, which terminated Underwing's status as Cargo International's sub-lessor of the Premises, allowed Cargo International to enter into the lease directly with the landlord. The landlord and Underwing contemporaneously terminated the Commercial Lease Agreement dated January 31, 2005 between Underwing and the landlord.

Rent expense (inclusive of amortization of straight line expense) accrued to operations for office and warehouse space for the three months ended March 31, 2008 and 2007 amounted to $585,515 and $353,459, respectively (see note 18 for rent expense paid to related entities). Rent expense accrued to operations for trucks and equipment for the three months ended March 31, 2008 and 2007 amounted to $149,641 and $153,969, respectively.

The Company recognizes rent expense based upon the straight-line method, which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments, the amount of the liability for deferred rent was $570,587 and $566,577 at March 31, 2008 and December 31, 2007, respectively.

Litigation

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc., which was brought in New York State Supreme Court, Nassau County. The action seeks payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006. The Company believes that this case is without merit and intends to vigorously contest this matter.

On or about September 7, 2007, Rikki Hawkins-Fuller (“Hawkins”), a former employee, filed a verified complaint against the Company with the New York State Division of Human Rights, seeking an unspecified amount of damages for alleged unlawful discriminatory practices, under caption Rikki Hawkins-Fuller v. Cargo Connection Logistics, case no. 10114466 (State Division of Human Rights, State of New York, Hempstead, New York). On April 28, 2008, the Company entered into a stipulation of Settlement and Release (the “Settlement Agreement”), whereby the Company agreed to pay Hawkins $55,000 in full settlement of these claims, which amount is covered by insurance.

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

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. As part of the terms and conditions under the letter agreement entered into by both parties on August 29, 2007, Fleet has agreed to pay $56,000 to Cargo Connection in settlement of this pending litigation. Both parties entered into a settlement agreement, dated November 19, 2007 agreeing that the funds are to be paid to the Company if the Company does not acquire Fleet and that a final judgment be entered in the Company’s favor.

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

Significant Customers

For the three months ended March 31, 2008, the Company had one customer which comprised approximately 9% of its operating revenue. For the three months ended March 31, 2007, the Company had one customer, which comprised approximately 10% of operating revenue.

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

On November 30, 2007, Montgomery converted $40,000 of principal into 40,000,000 shares of the Company’s common stock at a conversion rate of $.017 per share.

On February 21, 2008, Montgomery converted $55,000 of principal into 55,000,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

On February 29, 2008, Montgomery converted $55,500 of principal into 55,500,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

On March 17, 2008, Montgomery converted $61,600 of principal into 61,600,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

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

Series III Preferred Stock: There were 100,000 shares of Series III Preferred Stock issued and outstanding as of March 31, 2008 and December 31, 2007. These 100,000 Shares were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky and John L. Udell, two of our executive officers. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible. The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series IV Preferred Stock: There were 517,500 shares of Series IV Preferred Stock issued and outstanding as of March 31, 2008 and December 31, 2007. These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown. The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible. In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series V Preferred Stock: There were 479,867 shares of Series V Preferred Stock issued and outstanding as of March 31, 2008 and December 31, 2007. These shares were issued based on the Stock Purchase Agreement and Share Exchange entered into on May 12, 2005 between the Company and the shareholders of Cargo Connection and Cargo International, which called for the Company to issue shares of its preferred stock which are convertible into Common Stock of the Company additional consideration to be given to the shareholders twelve (12) months from the closing date of the transaction whereby they would own eighty percent (80%) of the outstanding shares of the Company at that time. The Series V Preferred Stock is convertible into 7,575 shares of Common Stock. The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V Preferred Stock. In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

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

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company was owed $23,250 and $29,450 from employees of the Company as of March 31, 2008 and December 31, 2007, respectively. These amounts are non-interest bearing and do not have formal repayment terms. The Company anticipates full collection of these amounts within a one-year period.

As of March 31, 2008 and December 31, 2007, the Company owed an aggregate of $2,264,507 and $2,027,936, respectively, to related parties pursuant to non-interest bearing loans which have no formal repayment terms. The majority of this amount is for office and warehouse space due to one entity for the space the Company occupies in New York. The lease in New York is not collateralized by the Company and the related party is the master leaseholder for those premises and there are other tenants in the facility.

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

80048403.13	23

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

The Company rents warehouse space and equipment from related entities. For the three months ended March 31, 2008 and 2007, rent expense accrued to operations relating to these rentals totaled $255,748 and $254,306, respectively. The leases contain various extension options and currently call for termination in February 2014.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007. As of March 31, 2008, the balance of the note, inclusive of accrued interest, was $111,499.

On December 31, 2007, the Company issued a promissory note in the principal amount of $800,000 to Emplify evidencing advances previously extended by Emplify to the Company. The Emplify Promissory Note bears interest at a rate of 12% per annum, requires equal monthly amortization payments and matures on January 1, 2012. The Company may prepay the unpaid principal balance, or any portion thereof, of the Emplify Promissory Note at any time without premium or penalty. Concurrently with the issuance of the Emplify Promissory Note: (i) the Company entered into a security agreement with Emplify, pursuant to which it granted to Emplify a security interest in all of their respective assets; and (ii) Cargo Connection and Cargo International entered into a Guaranty of Payment Agreement pursuant to which Cargo Connection and Cargo International agreed to guarantee the Company's payment obligations under the Emplify Promissory Note. Emplify provides payroll and human resource services to the Company. Emplify owns a 49% interest in ITG, of which the Company owns 51%. Ivan Dobrin, a principal shareholder of Emplify, is the brother of Jesse Dobrinsky, the Company's CEO.

The Company entered into a letter agreement with Pacer, dated May 13, 2008 (the “Assumption of Obligations Letter Agreement”), pursuant to which Pacer agreed to assume certain liabilities of the Cargo Companies, and to use its best efforts to cause any related liabilities of the officers, directors and employees of the Cargo Companies to be released. The liabilities assumed by Pacer included:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement pursuant to which Emplify released the Cargo Companies of all obligations and liabilities under the Emplify Documents.

80048403.13	24

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

NOTE 19 - SUBSEQUENT EVENTS

In March 2008, YA Global assigned to Pacer all of YA Global’s right, title and interest in the debt and obligations owed by the Cargo Companies, with respect to convertible debentures in the aggregate outstanding principle amount of $2,084,400 originally issued by the Cargo Companies to YA Global and Montgomery and certain documents, instruments and agreements relating thereto.

On April 28, 2008, the Cargo Companies entered into an agreement with Pacer (the “Financing Arrangement Agreement”). Pursuant to the Financing Arrangement Agreement, the Company acknowledged that Pacer was assigned of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations. In connection with such assignment, the Cargo Companies acknowledged and consented to such assignment from YA Global to Pacer. The Financing Arrangement Agreement provided, among other things, that Pacer:

•	loaned the Company $200,000, for working capital, on the same terms as the Financing Documents; and
•	terminated the requirement for the Company to file a registration statement covering shares of the Company’s Common Stock issuable pursuant to the Financing Documents.

The Financing Arrangement Agreement provided, among other things, that the Cargo Companies:

•	waived any defense or counterclaim under Financing Documents;
•

would cooperate with Pacer to expedite the entry of a foreclosure judgment and a judgment to collect the obligations, and to expedite the sale or transfer of the Collateral (as defined in the Financing Documents); and

•	would not voluntarily file or seek the entry of an order for relief under the Bankruptcy Code, as amended.

On May 5, 2008, the Company received a Default Notice from Pacer pursuant to the Montgomery Security Agreement, which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000. The Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Default Notice.

80048403.13	25

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer, as assignee of all right, title and interest of YA Global Investments, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

The Outstanding Obligations are secured by certain assets of the Cargo Companies. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008, pursuant to which Emplify released the Cargo Companies of all obligations and liabilities under the Emplify Documents.

80048403.13	26

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Cargo Connection Logistics Holding, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to the current events and financial performance. Readers can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimates,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, the Company also provides forward-looking statements in other material the Company releases to the public or files with the SEC, as well as oral forward-looking statements. Readers should consult any further disclosures on related subjects in the Company’s Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports on Form 10-QSB and 10-QSB/A and Current Reports on Form 8-K filed with the SEC. Effective January 1, 2008, the Company will no longer be filing Form’s 10-KSB and 10-QSB, but instead will be filing Forms 10-K and 10-Q, due to a change in regulations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2008. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company’s actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause the Company’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the Company’s operations will be severely curtailed as a result of the foreclosure by Pacer on substantially all the assets of Cargo Connection
•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants), leases and other agreements
•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet the Company’s needs
•	the ability to attract and retain qualified management and other personnel
•	the number and magnitude of customers, particularly in our Cargo International operations
•	changes in the competitive environment in which the Company operates
•	changes in, or the failure to comply with, government and regulatory policies
•	the ability to obtain regulatory approvals and to maintain approvals previously granted
•	uncertainty relating to economic conditions generally and particularly affecting the markets in which the Company operates
•	changes in the Company’s business strategy, development plans or cost savings plans
•	the Company’s ability to complete the development of, market and sell the RadRope™ product (“RadRope™”)
•	the Company requires additional financing in order to complete the acquisition of Fleet Global Services, Inc. a Florida corporation (“Fleet”), and may not be able to obtain such financing

80048403.13	27

•	the Company’s letter of intent with Fleet has expired, and it is unlikely that the Company would be able to complete that acquisition even if financing could be obtained
•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired
•	the ability to enter into strategic alliances or other business relationships
•	the ability to overcome significant operating losses
•	the frequency and severity of accidents, particularly involving our trucking operations
•	the ability to reduce costs, particularly in our Cargo International operations
•	the ability to develop products and services and to penetrate existing and new markets
•	the Company is delinquent in filing certain tax returns
•	technological and other developments and changes in the industry
•	the risks discussed in Item 1 of our Annual Report on Form 10-KSB

Statements in this Quarterly Report and the exhibits hereto should be evaluated in light of these important factors. The Company is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events. Readers should consult any further disclosures on related subjects in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and any subsequent filings with the SEC. Effective February 4, 2008, the Company will no longer be filing Form 10-KSB and 10-QSB, but instead will be filing Form 10-K and 10-Q, due to changes in the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.

GENERAL

The Company has been a provider of logistics solutions for customers through its network of branch terminal locations and independent agents in North America. The Company’s target customer base ranges from mid-sized to Fortune 100TM companies.

The Company has predominately operated as a non-asset based transportation provider of truckload and less-than-truckload (“LTL”) transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships. The Company also has provided a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities, U.S. Customs approved container freight station operations and a U.S. Customs approved General Order warehouse operation which the Company began operating during the latter part of the second quarter of 2006. All of these leased facilities enhanced and supported the supply chain logistics needs of the Company’s customers. Some of the services provided have been pick-and-pack services, special projects that may include changing labels or tickets on items and assistance in the inspection of customers’ shipments into the United States, as well as storage of goods and recovery of goods damaged in transit. The Company’s provision of these services will be curtailed by the recent foreclosure by Pacer on substantially all the assets of Cargo Connection.

Cargo Connection

Cargo Connection was capable of being the domestic transportation partner for those international companies who require assistance throughout the United States as well as companies who require truckload LTL services for their freight shipments to be moved from one point (origin) to another point (destination). Cargo Connection operated line-haul services throughout the United States. It ran scheduled LTL services up and down the east coast and into the mid-west. It also offered truck-load and exclusive use vehicle service to anywhere in the United States. In addition, the Company’s transportation network provided for transportation of goods throughout the United States, Canada and Mexico on behalf of its customers. Cargo Connection has facilities to assist other customers and companies with their freight by either holding the freight in its bonded facilities providing for the sorting of freight while the goods are clearing customs in our U.S. Customs-approved container freight stations.

80048403.13	28

In 2006, Cargo Connection became one of an exclusive number of companies that work closely with the Department of Homeland Security and Customs and Border Patrol (“CBP”). Cargo Connection has become the operator of the sole General Order warehouse at John F. Kennedy International Airport (“JFK”). General Order warehouses operate under specific provisions of the CFR. Applicable provisions of the U.S. Code of Federal Regulations (“CFR”) require merchandise to be considered General Order merchandise when it is taken into the custody by CBP. See “Foreclosure by Pacer.”

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

The Company expects that the addition of two handling agreements that the Company entered into in April 2007 will add to the revenue stream that had been lacking for the Cargo International’s Illinois facility and positions the Company to perform its services for customers in industries outside its normal scope. These agreements are being handled through Cargo International as the revenue is from global organizations. The Company believes this will also assist Cargo International in achieving profitability.

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

There have been no material developments with respect to NMDT since the filing of the Company’s report on Form 10-KSB for the year ended December 31, 2007.

ITG

The Company owns a 51% interest in ITG and Emplify owns a 49% interest. The financial statements of ITG are included in the Company’s consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet. The Company believes that ITG will attract independent contractors and other carriers to perform work on behalf of the Company, and thus to assist the Company through increasing the size and scope of its driver fleet, while offering agents comprehensive packages for medical insurance, profit sharing plans, as well as other benefits for themselves as well as their driver pool.

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

80048403.13	29

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

In order to maintain operating stability or growth over next year, management believes that the Company will still have to manage many conditions, including the loss of the Cargo Connection business, and other conditions which are outside of its control, such as a general decrease in demand for consumer products within the domestic economy, which decreases demand for shipping, along with higher energy costs, including fuel for the transportation-related equipment and the energy required to operate our facilities.

The Company believes it is beginning to see the results of two handling agreements it has obtained for Cargo International’s Illinois facility that became effective during the second quarter of 2007. In addition to those agreements, however, Cargo International’s operations will need to generate significant increased revenue in order for that operation to generate profitability. In addition to producing revenue for its own division, Cargo International has the opportunity to generate revenue for Cargo Connection’s operations through cross-marketing customers’ needs for domestic logistic services.

Foreclosure by Pacer

In March 2008, YA Global assigned to Pacer Logistics, LLC, a Florida limited liability company (“Pacer”), all of YA Global’s rights, title and interest in the debt and obligations owed by the Company, Cargo Connection, and Cargo International (collectively the “Cargo Companies”), with respect to convertible debentures in the aggregate outstanding principal amount of $2,084,400 originally issued by the Cargo Companies to YA Global and Montgomery Equity Partners, Ltd. (“Montgomery”) and certain documents, instruments and agreements relating thereto.

On April 28, 2008, the Cargo Companies entered into an agreement with Pacer (the “Financing Arrangement Agreement”). Pursuant to the Financing Arrangement Agreement, the Company acknowledged that Pacer was assigned of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations. In connection with such assignment, the Cargo Companies acknowledged and consented to such assignment from YA Global to Pacer. The Financing Arrangement Agreement provided, among other things, that Pacer:

•	loaned the Company $200,000, for working capital, on the same terms as the Financing Documents; and
•	terminated the requirement for the Company to file a registration statement covering shares of the Company’s Common Stock issuable pursuant to the Financing Documents.

The Financing Arrangement Agreement provided, among other things, that the Cargo Companies:

•	waived any defense or counterclaim under Financing Documents;
•

would cooperate with Pacer to expedite the entry of a foreclosure judgment and a judgment to collect the obligations, and to expedite the sale or transfer of the Collateral (as defined in the Financing Documents); and

•	would not voluntarily file or seek the entry of an order for relief under the Bankruptcy Code, as amended.

On May 5, 2008, the Company received a Default Notice from Pacer pursuant to the Montgomery Security Agreement, which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000. The Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Default Notice.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer,

80048403.13	30

as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

The Outstanding Obligations are secured by certain assets of the Cargo Companies. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement, pursuant to which Emplify released the Cargo Companies of all obligations and liabilities under the Emplify Documents.

RESULTS OF OPERATIONS

The Company reports its results as one segment for reporting purposes. In the future, if NMDT and/or any other component of the Company’s operations become a significant part of the Company’s overall business, the Company will report results on a segmented basis.

Overview

As a result of the foreclosure by Pacer on substantially all of assets of Cargo Connection, the Company expects its future revenues to decline significantly. As a result, despite related decrease in debt and operating expenses, the Company expects to generate losses from operations unless and until the Cargo International operations and other operations begin to generate positive cash flow in amounts exceeding the Company’s overhead as a public company. The Company’s Cargo International operation has begun to generate revenues but in light of the foreclosure will need to continue to increase the revenue stream from its operations for the Company to remain viable.

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues.

Revenues from operations for the three months ended March 31, 2008, were $3,816,505, compared with $4,158,826 for the three months ended March 31, 2007, a decrease of $342,321, or 8.2%, due to a decrease in direct trucking revenue, which more than offset additional revenue from the General Order warehouse business at the JFK facility, which Cargo Connection commenced operating in June 2006. This decrease in trucking revenue was due to a general decrease in demand for consumer products which has decreased sales volumes from our current customer base. In addition, the Company has discontinued providing certain low margin services and its reliance on certain low-margin customers in an effort to broaden its customer base at higher margins.

Cargo Connection’s revenues for the three months ended March 31, 2008, were $3,529,514, compared with $4,154,621 for the three months ended March 31, 2007, a decrease of $625,107 or 15%, as a result of the factors described above.

Cargo International’s revenues for the three months ended March 31, 2008, were $286,991, compared with $-0- for the three months ended March 31, 2007, an increase of $286,991, due to the addition of two handling agreements

80048403.13	31

that the Company entered into in April 2007 that are utilizing Cargo International’s Illinois facility.

Operating Expenses.

Direct operating expenses for the three months ended March 31, 2008 were $2,749,471, as compared to $2,839,653 for the three months ended March 31, 2007, a decrease of $90,182 or 3.2%, primarily due to:

•	a $424,828 decrease in Cargo Connection outside trucking and handling expenses,

which more than offset increases of:

•	$118,064 in truck and trailer expenses,
•	$45,958 in direct labor,
•	$3,194 in warehouse expenses, and
•	$168,611 in direct expenses associated with Cargo International

As a percentage of revenue, the direct expenses increased slightly to 72% in 2008 from 68.3% in 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2,390,412 for the three months ended March 31, 2008, compared with $1,926,600 for the three months ended March 31, 2007, an increase of $463,812, or 24.1%, primarily as a result of:

•	an increase of approximately $115,466 in consulting and professional fees associated with being a public entity,
•	an increase of over $223,000 in our rent expense, which is mostly derived from the renegotiation of our Illinois lease,
•	a collective increase in insurance, telephone and utilities costs of approximately $187,300, and
•	increases in repairs and maintenance for computers and office equipment of $113,426,

which more than offset:

•	a decrease in sales expenses of 11,362.
•	a decrease of $125,000 of bad debt allowance, and
•

a decrease of $78,594 in wages and associated benefits and taxes, due to an increase in the number of employees at the Illinois facility for the business that began in May 2007, which was more than offset a full year of controlling wages at the other facilities through reducing the number of managers, supervisors and administrative personnel.

Depreciation and Amortization.

Depreciation and amortization expense for the three months ended March 31, 2008 was $42,248, as compared to $46,626 in the three months ended March 31, 2007, an increase of $4,378 or 9%, due to the additional of forklifts in the Illinois facility.

Operating Loss.

The Company reported a loss from operations before other income (expense) of $1,323,378 for the three months ended March 31, 2008, compared to a loss from operations of $607,427 for the three months ended March 31, 2007, an increase of $715,951 or 117%. As a percentage of revenue, the loss from operations represented 34% of revenues in 2008, as compared to 14% in 2007. Of the $1,323,378 loss from operations for the three months ended March 31, 2008, Cargo Connection had a loss of $901,650, Cargo International had a loss of $218,845, The Company had a loss of $202,549, and NMDT had a loss of $335.

80048403.13	32

Net Interest Expense.

The Company’s net interest and financing expenses was $84,541 for the three months ended March 31, 2008, as compared to $547,584 for the three months ended March 31, 2007, a decrease of $463,043, or 85%, primarily due to lower associated interest costs due to debenture conversions that occurred in the three months ended March 31, 2007 which reduced the aggregate principal balance of outstanding convertible notes, along with a decrease in interest financing expenses in accordance with EITF 00-19-02

Net (Loss) Income.

For the three months ended March 31, 2008, the Company incurred a net loss of $1,011,136, compared to a net loss of $822,143 for the three months ended March 31, 2007, an increase of $188,993, or 23%, as a result of:

•	a decrease in revenue of $342,321 from operations, and
•	an increase in minority interest adjustment of $1,646,
•	an increase in indirect operating expenses of $463,812, and
•	an increase in other expenses of $391,958.
•	a decrease in rental income of $4,450

which more than offset:

•	a decrease of $463,043 in financing expenses (which includes an adjustment to comply with EITF 00-19-2)
•	a decrease of $140,434 due to derivative liability instrument valuations, (See Note 4 to the financial statements),
•	a gain of $81,847 relating to debt extinguishment expenses, and
•	a decrease in direct operating expenses of $90,182.
•	a decrease of $135,000 related to guaranteed rental expenses

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $11,964,185 as of March 31, 2008. The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital. The Company tried to increase its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and has raised capital to assist in meeting its working capital needs. The Company is continuing to seek available capital. If the Company is unable to raise working capital through equity and debt financing, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

The Outstanding Obligations are secured by certain assets of the Cargo Companies. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

80048403.13	33

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

In connection with the Strict Foreclosure Agreement, the Company entered into an Assumption of Obligations Letter Agreement, pursuant to which Pacer agreed to indemnify the Company, subsidiaries, and its officers, directors and employees from and against all obligations and liabilities arising from or relating to any and all obligations pursuant to and/or guaranties issued with respect to any obligations relating to the (i) the obligations to HSBC in connection with the loan dated March 11, 2004 to Cargo International, including in connection with all collateral provided in connection therewith, (ii) the obligations pursuant to the SBA loan made in May 2003; and (iii) all equipment leases or purchases relating to the Foreclosed Collateral. Additionally, Pacer agreed to pay the Company the sum of $200,000.

On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement pursuant to which Emplify released the Cargo Companies of all obligations and liabilities under the Emplify Documents.

We believe that the foreclosure transaction is in our best interest as we have extinguished over $4,000,000 of indebtedness, while we were able to retain a modest amount of cash and a portion of our business and avoid, in the short-term, an otherwise likely bankruptcy filing.

Going Concern

Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Company’s Annual Report for the year ended December 31, 2007 on Form 10-KSB filed with the SEC. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability. However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability. There can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable, particularly in light of the recent foreclosure. If the additional financing or arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

The Company’s available cash at December 31, 2007 was $470,779. In 2007, the Company used net cash in operating activities of $138,733, compared with $1,982,558 in 2006, a decrease of $1,843,825 or 93%.

To assist with the Company’s short term cash flow needs, the Company received aggregate advances of $200,000 from Pacer in April 2008. These funds were a short term working capital loan provided by Pacer in connection with the Company’s acknowledgement of the assignment of the Secured Subordinated Debentures which were held by YA Global Investments and were now held by Pacer.

Factoring Facilities

Information regarding our factoring facilities is provided in Note 7 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q.

80048403.13	34

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 4 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate the estimates that we have made on an on-going basis. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Items 4 and 4T –CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management was unable to complete its documentation and testing of all internal controls. Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008.

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

80048403.13	35

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

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of March 31, 2008.

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

Changes in Internal Control over Financial Reporting

Remediation of Material Weaknesses:

Since the Company identified the material weaknesses identified above, management has been working to identify and remedy the causes of those material weaknesses, and we believe that we have identified the primary causes of and appropriate remedial actions to resolve these issues. The Company has implemented the following measures in order to improve its internal controls over financial reporting:

•	the Company has engaged an independent Chartered Financial Analyst (“CFA”) to analyze the valuations relating to the embedded derivatives associated with financial instruments;

•	the Company has retained an accounting firm (other than Company's independent auditor) to provide technical consulting services with respect to accounting issues;

•	the Company’s financial and accounting staff has undertaken to review new accounting pronouncements to determine the applicability to the Company;

•	the Company has subscribed to professional publications that discuss new accounting rules and regulations; and

•	members of Company's accounting management have undertaken to attend financial related seminars.

80048403.13	36

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

These changes in the internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

80048403.13	37

Part II

Item 1.	Legal Proceedings

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc., which was brought in New York State Supreme Court, Nassau County. The action seeks payment of $16,196.00, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006. The Company believes that this case is without merit and intends to vigorously contest this matter.

On or about September 7, 2007, Rikki Hawkins-Fuller (“Hawkins”), a former employee, filed a verified complaint against the Company with the New York State Division of Human Rights, seeking an unspecified amount of damages for alleged unlawful discriminatory practices, under caption Rikki Hawkins-Fuller v. Cargo Connection Logistics, case no. 10114466 (State Division of Human Rights, State of New York, Hempstead, New York). On April 28, 2008, the Company entered into a stipulation of Settlement and Release (the “Settlement Agreement”), whereby the Company agreed to pay Hawkins $55,000 in full settlement of these claims, which amount is covered by insurance.

Item 2.	Unregistered Sales of Equity Securities

On February 21, 2008, Montgomery converted $55,000 of principal into 55,000,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

On February 29, 2008, Montgomery converted $55,500 of principal into 55,500,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

On March 17, 2008, Montgomery converted $61,600 of principal into 61,600,000 shares of the Company’s common stock at a conversion rate of $.001 per share.

Item 3.	Defaults Upon Senior Securities

On May 5, 2008, the Company received a Default Notice from Pacer pursuant to the Montgomery Security Agreement, which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000. The Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Default Notice.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer, as assignee of all right, title and interest of YA Global Investments, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

The Outstanding Obligations are secured by certain assets of the Cargo Companies. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

80048403.13	38

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008, pursuant to which Emplify released the Cargo Companies of all obligations and liabilities under the Emplify Documents.

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

80048403.13	39

Item 6.	Exhibits

10.1

Promissory Note dated December 31, 2007, issued by the Company in the amount of $800,000, payable to Emplify (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008; SEC File No. 000-28223)

10.2

Security Agreement dated December 31, 2007, Company. Cargo International and Emplify (Incorporated by reference by Company's Form 8-K filed with Securities and Exchange Commission on January 7, 2008; SEC File No.: 000-28223)

10.3

Guaranty dated December 31, 2007 by and among Company, Cargo International in favor of Emplify (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008; SEC File No. 000-28223)

10.4

Lease Agreement dated as of January 11, 2008 between Cargo Connection and MD Cargo ORD Property LLC for premises located at 491 Supreme Drive, Bensenville, Illinois (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.5

Guaranty Agreement issued by the Company as of January 11, 2008 in favor of MD Cargo ORD Property LLC (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.6

Termination of Sublease Agreement dated as of January 11, 2008 between Cargo International and Underwing (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.7

First Amendment to Lease dated as of January 10, 2008 between Cargo Connection and LIT/Hodges Industrial Trust. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on March 5, 2008; SEC File No. 000-28223)

10.8

General Security Agreement dated March 11, 2008, between Cargo International and HSBC Bank (Incorporated by reference to the Company’s Form 10-KSB originally filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.9

Agreement regarding Financing Arrangements, dated April 22, 2008, by and between the Company and Pacer Logistics, LLC. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2008; SEC File No. 000-28223).

10.10	Strict Foreclosure Agreement, dated May 13, 2008, by and amongst the Company, Cargo Connection, Cargo-International and Pacer Logistics, LLC.
10.11	Assumption Agreement, dated May 13, 2008, by and among the Company, Cargo Connection and Pacer.
10.12	General Release, dated May 14, 2008, by and among Emplify, the Company, Cargo Connection and Cargo International.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	Notification of Default, dated April 29, 2008, sent by counsel to Pacer. (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 12, 2008, SEC File No. 000-28223).

80048403.13	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under thereunto duly authorized.

Date. May 15, 2008

CARGO CONNECTION LOGISTICS HOLDINGS, INC.

By:	/s/ Jesse Dobrinsky
Name:	Jesse Dobrinsky
Title:	Chief Executive Officer and President

By:	/s/ Scott Goodman
Name:	Scott Goodman
Title:	Chief Financial Officer

80048403.13