Form 10KSB/A
period 2007-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2008-05-23
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28223

CARGO CONNECTION LOGISTICS HOLDING, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0510294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Bayview Avenue,

Inwood, New York, 11096

(Address of principal executive offices)

(516) 239-7000

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.001 par value per share

(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2007: $17,212,765.

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of February 29, 2008, was: $1,120,582

The Registrant’s common stock outstanding as of February 29, 2008 is: 1,258,310,353..

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Original Report”) of Cargo Connection Logistics Holding, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on March 31, 2008, and is being filed with respect certain information contained in the Company’s Consolidated Financial Statements and the Notes thereto in Item 7, as well as Items 5 and 11. The Company is also including an amended and restated Item 13 to include Exhibit 21.1, a list of the Company’s subsidiaries.

We have prepared this Amendment No. 1 to provide the disclosures referred to above. Unless expressly noted otherwise, the disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-Q and 8-K we have filed in 2008.  The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Preferred Stock

The Company has 2,000,000 authorized shares of blank check preferred stock, of which the Company has designated (i) 500,000 shares as Series III Preferred Stock, $1.00 par value per share; (“Series III Preferred Stock”); (ii) 600,000 shares as Series IV convertible preferred stock (“Series IV Preferred Stock”), par value $1.00 per share; (iii) 500,000 shares of Series V preferred stock (“Series V Preferred Stock”), $1.00 par value per share. The remaining 400,000 shares remain undesignated blank check preferred stock. The Board of Directors of the Company is authorized to fix, subject to the provisions herein set forth, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series, including

2

(1)

voting rights, if any, which may include the right to vote together as a single class with the Common Stock and any other series of the preferred stock with the number of votes per share accorded to shares of such series being the same as or different from that accorded to such other shares;

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

Series III Preferred Stock: There were 100,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2007. These shares were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky and John L. Udell, two of our executive officers. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible. The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series IV Preferred Stock: There were 517,500 shares of Series IV Preferred Stock issued and outstanding as of December 31, 2007 These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown. The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible. In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

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

3

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

4

Item 7. - FINANCIAL STATEMENTS

Set forth below is a list of our financial statements for December 31, 2007 included in this Annual Report on Form 10-KSB/A.

==================================================================================

5

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

Friedman LLP

East Hanover, New Jersey

March 31, 2008

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current Assets
Cash	$470,779
Accounts receivable, net of doubtful accounts of $177,075	807,356
Notes receivable	300,000
Due from officers	74,949
Prepaid expenses	70,588
Total current assets	1,723,672

Property and equipment, net of accumulated depreciation in the amount of $1,565,225	438,560
License agreements - RadRope™	1,316,854
Security deposits	91,904
TOTAL ASSETS	$3,570,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$4,701,804
Secured convertible debenture, net of discount of $38,327	2,293,173
Financial instruments	997,743
Current portion of notes payable	299,695
Current portion of capital leases payable	105,975
Due to related parties	2,027,936
Due to others	1,388,158
Security deposits and escrowed funds	42,170
Total current liabilities	11,856,654

Long term portion of capital leases payable	110,342
Long term portion of notes payable	896,815
Deferred rent	566,577
Total other liabilities	1,573,734
TOTAL LIABILITIES	13,430,388

Commitments and contingencies

Non-controlling interest - ITG subsidiary	329

Series III Preferred Stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)	100,000
Series IV Preferred Stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)	517,500
Series V Preferred Stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares,
1,147,807,354 shares issued and outstanding	1,147,808
Additional paid in capital	3,500,297
Accumulated deficit	(15,605,199)
TOTAL STOCKHOLDERS' DEFICIENCY	(10,957,094)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,570,990

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

NOTE 13 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company issued a secured convertible debenture to members of management (the management Debenture” in the amount of $75,000, bearing an interest rate of 15% per annum maturing on September 30, 2006. The Management Debenture is convertible into common stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock of the five (5) trading days immediately preceding the conversion date. The holders of Management Debenture informally agreed to extend the due date of the Management Debenture to December 31, 2007. The Management Debenture has not been repaid as of this date. The Company has not received any notification that it is in default under the provisions of the note.

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

The following table details the liability for financial instruments as of December 31, 2007:

Financial	Balances			Mark to	Balances
Instrument	as of		Other	Market	as of
Liability	12/31/2006	Additions	Adjustments	Adjustments	12/31/2007

Management Debenture	$142,890	$-	$-	$(128,604)	$14,286
Montgomery Notes	3,615,412	-	139,683	(2,807,952)	947,143
Montgomery Warrants	11,359	-	-	(9,433)	1,926
YA Global Note	-	34,791	-	(403)	34,388

Totals	$3,769,661	$34,791	$139,683	$(2,946,392)	$997,743

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

The Company has 2,000,000 authorized shares of blank check preferred stock, of which the Company has designated (i) 500,000 shares as Series III Preferred Stock, $1.00 par value per share; (“Series III Preferred Stock”); (ii) 600,000 shares as Series IV convertible preferred stock (“Series IV Preferred Stock”), par value $1.00 per share; (iii) 500,000 shares of Series V preferred stock (“Series V Preferred Stock”), $1.00 par value per share. The remaining 400,000 shares remain undesignated blank check preferred stock. The Board of Directors of the Company is authorized to fix, subject to the provisions herein set forth, before the issuance of any shares of a particular series, the number, designation, and relative rights, preferences and limitations of the shares of such series, including

(1)

voting rights, if any, which may include the right to vote together as a single class with the Common Stock and any other series of the preferred stock with the number of votes per share accorded to shares of such series being the same as or different from that accorded to such other shares;

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

Series III Preferred Stock: There were 100,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2007. These shares were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky and John L. Udell, two of our executive officers. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible. The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

Series IV Preferred Stock: There were 517,500 shares of Series IV Preferred Stock issued and outstanding of as of December 31, 2007 These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown. The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s). The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible. In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Company believes that its articles of incorporation may not properly reflect certain of the above terms, and intends to take corrective action in this regard.

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

F-29

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

F-30

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

Name and Address of Beneficial Owner	Title of Class Amount, Nature and Percentage of Beneficial Ownership(1)								Percent of Combined Voting Power of All Classes
	Common Stock(2)		Series III Preferred Stock(3)		Series IV Preferred Stock(3)		Series V Preferred Stock (3)
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky (4)	20,634,963,113(5)	94.3%	50,000	50%	517,500(6)	100%	143,960	30%	94.5%
Scott Goodman (4)	1,166,695,538(7)	48.1%	0	0	0	0	143,960	30%	48.1%
John L. Udell (4)	2,881,961,398(8)	69.6%	50,000	50%	0	0	143,960	30%	69.6%
Utek Corporation (9)	164,951,070	13.1%	0	0	0	0	0	0	13.1%
Triple Crown (10)	18,640,651,801(11)	93.7%	0	0	517,500(12)	100%	0	0	93.7%
Jay Finkelstein (4)	388,901,048(13)	23.6%	0	0	0	0	47,987	10%	23.6%

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

(3)

Applicable percentage ownership is based on (i) 100,000 shares of Series III Preferred Stock; (ii) 517,500 shares of Series IV Preferred Stock; and (iii) 479,867 shares of Series V Preferred Stock, outstanding as of February 29, 2008. In determining the amount of Common Stock beneficially owned by a holder of Series III and Series IV Preferred Stock, we have assumed a conversion date of February 29, 2008 and have assumed that, each share of Series III and Series IV Preferred Stock, as the case may be, may be converted into Common Stock using a conversion price per share equal to the average of the lowest of three trading day prices during the five trading days immediately prior to the conversion date, multiplied by .70.

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

6

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
(10)

The address for this party is 1850 South Ocean Drive, Apt. 2709, Hollandale Beach, FL 33009. The Company believes that Ben Kaplan, a nephew of Mr. Dobrinsky, controls Triple Crown and thus is the beneficial owner of the Series IV Preferred Stock owned by Triple Crown.

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

7

The following table sets forth information about the beneficial ownership of our Common Stock as of February 29, 2008, by (i) each of our directors or those nominated to be directors, and executive officers, and (ii) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Title of Class Amount, Nature and Percentage of Beneficial Ownership(2)								Percent of Combined Voting Power of All Classes(3)
	Common Stock		Series III Preferred Stock		Series IV Preferred Stock		Series V Preferred Stock
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky	20,634,963,113(4)	94.25%	50,000	50%	517,500(5)	100%	143,960	30%	94.25%
Scott Goodman	1,166,695,538(6)	48.11%	0	0	0	0	143,960	30%	48.11%
John L. Udell	2,881,961,398(7)	69.61%	50,000	50%	0	0	143,960	30%	69.61%
William F. O’Connell	0		0	0	0	0	0	0	0
All executive officers and directors, as a group	30,683,620,049	96.06%	100,000	100%	517,500	100%	431,880	90%	96.06%

(1)	The address for these individuals is 600 Bayview Avenue, Innwood, New York 11096.
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

8

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

Equity Compensation Plan Information

The following table sets forth the information about securities authorized for issuance under our equity compensation plans.

Plan category	(a) Number of securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	220,000	$1.07	50,780,000
Equity compensation plans not approved by security holders	0	0	0
Totals	220,000	$1.07	50,780,000

Stock-based compensation

The Company has not granted any stock options and no stock options have been exercised or expired in 2006 or 2007.

9

ITEM 13.	EXHIBITS

3.1	Amended and Restated Articles of Organization
3.2	By-Laws (Incorporated by reference to the Company’s registration statement on Form 10-SB originally filed with the Securities and Exchange Commission on November 19, 1999; SEC File No. 000-28233)
4.1	Specimen Common Stock Certificate
4.2	Specimen Series III Preferred Stock Certificate
4.3	Specimen Series V Preferred Stock Certificate
4.4

1999 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB originally filed with the Securities and Exchange Commission on November 19, 1999; SEC File No. 000-28233)

4.5	2005 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2005; SEC File No. 333-126354)
4.6

Warrant issued by the Company in favor of Montgomery, for 2,000,000 shares dated December 28, 2005 (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006; SEC File No. 000-28223)

10.1

Strategic Alliance Agreement dated August 4, 2004, by and between the Company and Utek Corporation (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.2

Consulting Agreement dated July 7, 2006, by and between the Company and TJM Investments, Inc. (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.3

Consulting Agreement dated December 13, 2006, by and between the Company and Charles Oswald (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.4

Employment Agreement dated April 28, 2006, by and between the Cargo Connection and William F. O’Connell (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.5

Secured Convertible Debenture dated February 13, 2006, issued by the Company to Montgomery.  (Incorporated by reference to the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.6

Voting Proxy dated March 26, 2008, in favor of Jesse Dobrinsky for the 517,500 shares of Series IV Preferred Stock held by Triple Crown. (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.7

Convertible Promissory Note, dated March 7, 2006 issued by the Company in favor of Advantage Capital Fund I in the principal amount of $100,000. (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.8

HSBC Agreement for Revolving Credit Term Loan dated March 11, 2004, by and between Cargo International and HSBC Bank. (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.9

General Security Agreement dated March 11, 2008, between Cargo International and HSBC Bank (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.10

Secured Convertible Debenture dated October 1, 2005, issued by the Company to Jesse Dobrinsky, Scott Goodman, and John L. Udell (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.11

Lease Agreement dated October 22, 2002, by and between M.D. Hodges Enterprises, Inc. and Cargo Connection for premises located at 2410 Paces Ferry Road, Suite 200, Atlanta, Georgia (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006; SEC File No. 333-126354)

10.12

Lease Agreement dated December 15, 2005, by and between CDI and Cargo Connection for the premises located at 600 Bayview Avenue, Inwood New York. (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006; SEC File No. 333-126354)

10.13

Lease Agreement dated September 30, 2004, by and between AMB and Cargo Connection for the premises located at 8501 N.W. 17th Street, Suite 102, Miami Florida (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006; SEC File No. 333-126354)

10

10.14

Lease Agreement dated October 12, 2004, by and between Ralston Industries, Inc. and Cargo International for the premises located at 580 N. Cassady Avenue, Columbus, Ohio (Incorporated by reference to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006; SEC File No. 333-126354)

10.15

Securities Purchase Agreement dated December 28, 2005, by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006; SEC File No. 000-28223)

10.16

Secured Convertible Debenture dated December 28, 2005 issued to Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006; SEC File No. 000-28223)

10.17

Investor Registration Rights Agreement dated December 28, 2005, by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006; SEC File No. 000-28223)

10.18

Escrow Agreement dated December 28, 2005, by and amongst the Company, Montgomery and David Gonzalez, Esq. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006; SEC File No. 000-28223)

10.19

Security Agreement dated December 28, 2005 by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 9, 2006; SEC File No. 000-28223)

10.20

Agreement and Plan of Acquisition dated December 6, 2006, by and between the Company and NMDT (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on December 12, 2006; SEC File No. 000-28223)

10.21

Master Container Storage Agreement dated April 6, 2007, by and between the Cargo Connection and Rexam Beverage Can Company (Incorporated by reference to the Company’s quarterly report Form 10-QSB originally filed with the Securities and Exchange Commission on August 15, 2007.; SEC File No. 000-28223)

10.22

Promissory Note dated April 10, 2007, in the principal amount of $50,000, payable to Parkside, issued by Cargo International (Incorporated by reference to the Company’s quarterly report on Form 10-QSB originally filed with the Securities and Exchange Commission on May 21, 2007; SEC File No. 000-28223)

10.23

Promissory Note dated April 17, 2007, in the principal amount of $100,000, payable to Parkside, issued by Cargo International (Incorporated by reference to the Company’s quarterly report on Form 10-QSB originally filed with the Securities and Exchange Commission on May 21, 2007; SEC File No. 000-28223)

10.24

Agreement for Logistic Services dated April 13, 2007, by and between Cargo International and AIT Worldwide Logistics (Incorporated by reference to the Company’s quarterly report on Form 10-QSB originally filed with the Securities and Exchange Commission on August 15, 2007; SEC File No. 000-28223)

10.25

Waiver Agreement dated May 7, 2007, by and between the Company and Montgomery (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on May 10, 2007; SEC File No. 000-28223)

10.26

Promissory Note dated June 30, 2007, in the principal amount of $200,000, payable to Target Temporaries, Inc., issued by Cargo International (Incorporated by reference to the Company’s quarterly report on Form 10-QSB originally filed with the Securities and Exchange Commission on November 14, 2007; SEC File No. 000-28223)

10.27

Letter Agreement dated as of August 20, 2007, by and between the Company and Fleet (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on September 5, 2007; SEC File No. 000-28223)

10.28

Term Sheet dated October 29, 2007, by and between WFBA and Cargo Connection (Incorporated by reference to the Company’s quarterly report on Form10-QSB originally filed with the Securities and Exchange Commission on November 14, 2007; SEC File No. 000-28223)

10.29

Senior Secured Convertible Debenture dated November 14, 2007, issued to YA Global (Incorporated by reference to the Company’s quarterly report on Form 10-QSB originally filed with the Securities and Exchange Commission on November 14, 2007; SEC File No. 000-28223)

10.30

Account Transfer Agreement dated as of November 20, 2007 between Cargo Connection and WFBA (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007; SEC File No. 000-28223)

11

10.31

Letter Agreement Amendment of the Account Transfer Agreement between the Cargo Connection and WFBA, dated as of November 20, 2007 (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007; SEC File No. 000-28223)

10.32

Guaranty dated November 20, 2007 by Cargo Connection in favor of WFBA (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007; SEC File No. 000-28223)

10.33

Buyout Agreement dated November 20, 2007, by and amongst Cargo Connection, WFBA and Accord (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007; SEC File No. 000-28223)

10.34

Agreement dated November 21, 2007, by and between Cargo Connection and AMB (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on November 27, 2007; SEC File No. 000-28223)

10.35

Promissory Note dated December 31, 2007, issued by the Company in the amount of $800,000, payable to EmplifyHR (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008; SEC File No. 000-28223)

1036

Security Agreement dated December 31, 2007, Company. Cargo International and EmplifyHR (Incorporated by reference by Company's Form 8-K filed with Securities and Exchange Commission on January 7, 2008; SEC File No.: 000-28223)

10.37

Guaranty dated December 31, 2007 by and amongst Company, Cargo International in favor of EmplifyHR (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008. SEC File No. 000-28223)

10.38

Lease Agreement dated as of January 11, 2008 between Cargo Connection and MD Cargo ORD Property LLC for premises located at 491 Supreme Drive, Bensenville, Illinois (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.39

Guaranty Agreement issued by the Company as of January 11, 2008 in favor of MD Cargo ORD Property LLC (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.40

Termination of Sublease Agreement dated as of January 11, 2008 between Cargo International and Underwing (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.41

First Amendment to Lease dated as of January 10, 2008 between Cargo Connection and LIT/Hodges Industrial Trust. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on March 5, 2008; SEC File No. 000-28223)

10.42

Lease Agreement dated December 15, 2005, between Cargo International and CDI (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under thereunto duly authorized.

Date. May 22, 2008

CARGO CONNECTION LOGISTICS HOLDINGS, INC.

By:	/s/ Jesse Dobrinsky
Jesse Dobrinsky, President, Chief Executive Officer
and Director (Principal Executive Officer)

By:	/s/ Scott Goodman
Scott Goodman, Chief Financial Officer
Chief Operating Officer and Director
(Principal Accounting and Financial Officer)