Form 10-Q/A
period 2008-03-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2008-05-23
CIK 1093819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Report”), of Cargo Connection Logistics Holding, Inc. (the “Company”), and is being filed with respect certain corrections to the cover page and to Item 2.

We are amending and restating the entire Original Report.  Unless expressly noted otherwise, the disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Company's other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to these filings.  The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

5

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

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to the current events and financial performance. Readers can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimates,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, the Company also provides forward-looking statements in other material the Company releases to the public or files with the SEC, as well as oral forward-looking statements. Readers should consult any further disclosures on related subjects in the Company’s Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports on Form 10-QSB and 10-QSB/A and Current Reports on Form 8-K filed with the SEC. Effective January 1, 2008, the Company will no longer be filing Forms 10-KSB and 10-QSB, but instead will be filing Forms 10-K and 10-Q, due to a change in regulations.

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

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer, as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

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

Cargo International’s revenues for the three months ended March 31, 2008, were $286,991, compared with $-0- for the three months ended March 31, 2007, an increase of $286,991, due to the addition of two handling agreements that the Company entered into in April 2007 that are utilizing Cargo International’s Illinois facility.

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

Factoring Facilities

Information regarding our factoring facilities is provided in Note 7 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q/A.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 4 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q/A. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate the estimates that we have made on an on-going basis. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

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

36

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

These changes in the internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1

Promissory Note dated December 31, 2007, issued by the Company in the amount of $800,000, payable to Emplify (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008; SEC File No. 000-28223)

10.2

Security Agreement dated December 31, 2007, Company. Cargo International and Emplify (Incorporated by reference by Company's Form 8-K originally filed with Securities and Exchange Commission on January 7, 2008; SEC File No.: 000-28223)

10.3

Guaranty dated December 31, 2007 by and among Company, Cargo International in favor of Emplify (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 7, 2008; SEC File No. 000-28223)

10.4

Lease Agreement dated as of January 11, 2008 between Cargo Connection and MD Cargo ORD Property LLC for premises located at 491 Supreme Drive, Bensenville, Illinois (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.5

Guaranty Agreement issued by the Company as of January 11, 2008 in favor of MD Cargo ORD Property LLC (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.6

Termination of Sublease Agreement dated as of January 11, 2008 between Cargo International and Underwing (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on January 15, 2008; SEC File No. 000-28223)

10.7

First Amendment to Lease dated as of January 10, 2008 between Cargo Connection and LIT/Hodges Industrial Trust. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on March 5, 2008; SEC File No. 000-28223)

10.8

General Security Agreement dated March 11, 2008, between Cargo International and HSBC Bank (Incorporated by reference to the Company’s Form 10-KSB originally filed with the Securities and Exchange Commission on March 31, 2008; SEC File No. 000-28223)

10.9

Agreement regarding Financing Arrangements, dated April 22, 2008, by and between the Company and Pacer Logistics, LLC. (Incorporated by reference to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on April 29, 2008; SEC File No. 000-28223).

10.10

Strict Foreclosure Agreement, dated May 13, 2008, by and amongst the Company, Cargo Connection, Cargo-International and Pacer Logistics, LLC. (Incorporated by reference to the Company’s Form 10-Q originally filed with the Securities and Exchange Commission on May 15, 2008; SEC File No. 000-28223).

10.11

Assumption Agreement, dated May 13, 2008, by and among the Company, Cargo Connection and Pacer. (Incorporated by reference to the Company’s Form 10-Q originally filed with the Securities and Exchange Commission on May 15, 2008; SEC File No. 000-28223).

10.12

General Release, dated May 14, 2008, by and among Emplify, the Company, Cargo Connection and Cargo International. (Incorporated by reference to the Company’s Form 10-Q originally filed with the Securities and Exchange Commission on May 15, 2008; SEC File No. 000-28223).

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