Form 10-Q
period 2008-06-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2008-08-20
CIK 1093819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

(888) 886-4610

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 2008: 1,569,910,353 shares of common stock, $0.001 par value, outstanding.

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$57,298	$139,520
Accounts receivable, net of allowance for bad debt of $-0-	106,333	168,902
Notes receivable	-	300,000
Due from officers	-	66,728
Prepaid expenses	-	3,706
Current assets of discontinued operations	1,000	1,044,816
Total current assets	164,631	1,723,672

Property and equipment, net of accumulated depreciation	136,507	152,567
License agreements - Rad-Ropetm	1,316,854	1,316,854
Security deposits	9,153	10,385
Other assets of discontinued operations	211,281	367,512
TOTAL ASSETS	$1,838,426	$3,570,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,445,481	$1,986,933
Secured convertible debenture, net of discount of $0 and
$38,327, respectively	75,000	2,293,173
Financial instruments	17,879	997,743
Current portion of notes payable	300,000	278,228
Current portion of capital leases payable	112,767	23,778
Due to related parties	131,000	-
Due to officers	26,915	-
Due to others	1,120,000	1,250,000
Current liabilities of discontinued operations	4,244,158	5,026,799
Total current liabilities	7,473,200	11,856,654

Long term portion of capital leases payable	-	100,223
Long term portion of notes payable	-	896,815
Deferred rent	-	-
Long term liabilities of discontinued operations	-	576,696
Total other liabilities	-	1,573,734
TOTAL LIABILITIES	7,473,200	13,430,388

Commitments and contingencies

Non-controlling interest – ITG subsidiary	342	329

Mezzanine Financing
Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation
value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation
value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding
(liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares
1,569,907,354 and 1,147,807,354 shares issued and
outstanding , respectively	1,569,908	1,147,808
Additional paid in capital	3,492,207	3,500,297
Accumulated deficit	(11,794,598)	(15,605,199)
TOTAL STOCKHOLDERS' DEFICIENCY	(6,732,483)	(10,957,094)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$1,838,426	$3,570,990

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Operating revenue:
Revenue	$391,827	$115,986	$678,818	$120,191
Total revenue	391,827	115,986	678,818	120,191

Operating expenses:
Direct operating expenses	261,352	91,712	428,573	91,500
Selling, general and
administrative	506,941	474,782	1,048,439	769,780
Total operating expenses	768,293	566,494	1,477,012	861,280

Loss from continuing operations	(376,466)	(450,508)	(798,194)	(741,089)

Other (expense) income
Interest expense, net	(147,667)	(559,987)	(229,050)	(1,031,832)
Rental income	-	-	-	-
Non-controlling interest - ITG	-	-	-	659
Loss from debt
extinguishment	(120,000)	-	(38,153)	-
Other expense	-	-	(1,550)	(894)
Total other (expense) income	(267,667)	(559,987)	(268,753)	(1,032,067)

Net loss from continuing
operations before cumulative
effect of change in accounting
Principle	(644,133)	(1,010,495)	(1,066,947)	(1,773,156)

Cumulative effect on prior years of
retroactive application of a
change in accounting principle	-	-	-	(396,000)

Net loss from continuing
operations attributable to
common stockholders	(644,133)	(1,010,495)	(1,066,947)	(2,169,156)

Discontinued operations
Gain on debt extinguishment in
connection with forbearance
for consideration of
discontinued operations	4,443,238	-	4,443,238	-
Gain from operations of
discontinued entity	811,351	1,295,305	233,029	1,235,823
Income tax benefit	211,281	-	211,281	-
Gain from discontinued
operations	5,465,870	1,295,305	4,877,548	1,235,823

Net income (loss)	$4,821,737	$284,810	$3,810,601	$(933,333)

Earnings per share from
continuing operations
- Basic	$(0.000)	$(0.001)	$(0.001)	$(0.002)
- Diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Earnings per share from
discontinued operations
- Basic	$0.004	$0.000	$0.004	$0.001
- Diluted	$0.001	$0.000	$0.001	$0.001

Weighted average number of
common shares - Basic	1,416,061,200	1,096,543,618	1,260,780,431	1,089,903,312
Weighted average number of
common shares - Diluted	4,633,728,483	5,999,523,302	4,672,271,545	1,089,903,312

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations attributable to
common stockholders	$(1,066,947)	$(2,169,156)
Cumulative effect of prior years of retroactive application
of a change in accounting principle	-	396,000
Net loss before cumulative effect of change in accounting
accounting principle	(1,066,947)	(1,773,156)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note discounts	38,327	614.209
Change in derivative liability due to accrued liquidated damages	-	150,622
Depreciation and amortization	16,060	-
Deferred rent	-	(18,000)
Loss on extinguishment of debt	38,153	-
Non-controlling interest	13	(658)
Guaranteed rental expense	-	270,000
Changes in:
Accounts receivable	62,569	(68,394)
Prepaid expenses	(11,993)	-
Accounts payable and accrued expenses	485,878	417,982

Net cash used in operating activities	(437,940)	(407,395)

Net cash provided by investing activities
Payments received for security deposits	1,232	-

Net cash used in investing activities	1,232	-

Cash flows from financing activities
Repayments to officers	(36,228)	298
Repayments to others	210,000	85,000
Advances from officers	66,728	(30,500)
Proceeds received from related parties	(3,000)	91,000
Principal payments on notes payable	(12,500)	(24,713)
Proceeds from notes payable		150,000
Principal payments on capital leases payable	(11,234)	-

Net cash provided by financing activities	213,766	271,085

Cash flows from discontinued operations
Gain from operations of discontinued entity	4,877,548	1,235,823
Operating cash flow	(4,539,164)	(1,154,080)
Investing cash flow	(184,342)	(41,828)
Financing cash flow	(13,322)	14,218

Net cash provided by discontinued operations	140,720	54,133

Net increase in cash	(82,222)	(82,177)

Cash, beginning of period	139,520	129,020

Cash, end of period	$57,298	$46,843

Supplemental disclosure of cash flow information
Interest expense	$346,733	$881,986
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$172,100	$-
Issuance of common stock as principal payment of note payable	$130,000	$-
Assumption of liabilities of discontinued operations from parent company	$911,481	$-
Issuance of common stock for settlement of trade payables	$-	$100,000
Cumulative effect of accrued liquidated damages	$-	$396,000
Cancellation of shares in connection with deferred offering costs	$-	$10,000
Conversion of trade payables into notes payable	$-	$212,256

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

The Company had operated as a provider of logistics solutions for global partners through its network of branch terminal locations and independent agents in North America. The Company operated predominately as a non-asset based transportation provider which provides truckload and less-than-truckload transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company has established relationships.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), which has been accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT’s assets consisted of a license to certain patent rights and cash. The Company intends to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipates that the development of a revised prototype will be completed by the end of the 2008 fiscal year. The Company expects the prototype to be marketed by the middle of 2009, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company.

The Company owns a 51% interest in Independent Transport Group, LLC (“ITG”) and Emplify HR Services, Inc. (“Emplify”) (a related party – see note 16) owns a 49% interest. The financial statements of ITG are included in the Company’s consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company’s consolidated statements of operations and the minority interest in the equity of ITG is reflected as a separate component in the Company’s consolidated balance sheet.

On May 5, 2008, the Company received a written notice of default dated April 29, 2008 (the “Default Notice”) from Pacer Logistics LLC (“Pacer”) which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000 and was in default. The Default Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Notice pursuant to a Security Agreement, dated December 28, 2005. On May 13, 2008, the Company entered into a Strict Foreclosure and Transfer of Assets Agreement with Pacer (the “Strict Foreclosure Agreement”), pursuant to which the Company acknowledged that it was in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer, as assignee of all right, title and interest of YA Global Investments, LP (“YA Global”), including as assignee of Montgomery Equity Partners Ltd. (“Montgomery”), with respect to the Companies’ obligations (collectively the “Outstanding Obligations”) under the:

•	Secured Convertible Debenture, dated December 28, 2005, issued to Montgomery in the principal amount of $1,750,000 (the “2005 Montgomery Debenture”);
•	Investor Rights Registration Agreement, dated December 28, 2005, by and between the Company and Montgomery.
•	Secured Convertible Debenture, dated February 13, 2006, issued to Montgomery in the principal amount of $600,000 (the “2006 Montgomery Debenture”);
•	Secured Convertible Debenture, dated November 17, 2007, issued to YA Global, in the principal amount of $46,500 (the “YA Global Debenture”);

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA");
•	the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”).

As a result of this foreclosure, the Company’s operations have been severely curtailed, and now will consist only of:

•	Cargo International and its remaining assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Item 303 of Regulation S-K and Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America and have been condensed or omitted pursuant to the SEC’s rules and regulations.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007 as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008, Form 10-KSB/A for year ended December 31, 2007, filed with the SEC on May 23, 2008 and with the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2008, filed with the SEC on May 23, 2008.

All significant inter-company balances and transactions have been eliminated.

Certain amounts as previously reported for the period ended June 30, 2007 have been reclassified to conform to the current period’s presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders before discontinued operations of $1,066,947 compared to a net loss of $2,169,156 for the six months ended June 30, 2008 and 2007, respectively, after taking into account the cumulative effect of the adjustment for prior year’s adjustment for compliance with “Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company’s Own Stock (“EITF 00-19-2’)”. The Company has a working capital deficiency of $7,308,569 and an accumulated deficit of $11,794,598 at June 30, 2008 and expects that it will incur additional losses in the immediate future. The effect of the change in the value of the financial instruments is not included in operational losses, but instead have been included in gain from operations of discontinued entity. The Company’s operations have been severely curtailed after its compliance with the Strict Foreclosure Agreement (see Note 1). To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

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

NOTE 3 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per share

Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive.

Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2007
Preferred shares	471,984,498	100,000	100,000
Warrants	2,000,000	2,000,000	2,000,000
Total dilutive shares	473,984,498	2,100,000	2,100,000

Basic and diluted (loss) earnings per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and diluted (loss)
earnings available to
common shareholders
(numerator):

Net loss
available to common
shareholders	$(644,133)	$(1,010,495)	$(1,066,947)	$(2,169,156)

Total gain from
discontinued operations	5,465,870	1,295,305	4,877,548	1,235,823

(Less) add back Change
in fair value of embedded
conversion feature	-	(1,867,047)	3,307	-

Add back Interest and
discount amortization	2,813	559,987	5,625	-

Net income (loss) -
from discontinued
operations	$5,468,683	$(11,755)	$4,886,480	$1,235,823

Adjusted income (loss)
for earnings per share	$4,824,550	$(1,022,250)	$3,819,533	$(933,333)

Shares (denominator):
Weighted average shares
outstanding	1,416,061,200	1,096,543,618	1,260,780,431	1,089,903,312

Dilutive securities:
Preferred stock
conversion	2,935,186,483	3,852,590,820	3,129,010,314	-

Secured debentures
conversion	282,480,800	1,050,388,865	282,480,800	-

Total dilutive shares
Outstanding assuming
conversion	$4,633,728,483	$5,999,523,302	$4,672,271,545	$1,089,903,312

Earnings per share from continuing operations
- Basic	$(0.000)	$(0.001)	$0.001	$(0.002)
- Diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Earnings per share from discontinued operations
- Basic	$0.004	$(0.000)	$0.004	$0.001
- Diluted	$0.001	$(0.000)	$0.001	$0.001

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

NOTE 4 – ACQUISITIONS AND DISCONTINUED OPERATIONS

On August 29, 2007, the Company entered into a letter agreement with Fleet Global Services, Inc. (“Fleet”) and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet. The consummation of this transaction has been delayed due to, among other things, the Strict Foreclosure Agreement and the Company’s present financing limitations, and no assurance can be given that it will be consummated, nor that financing for the transaction will be obtained.

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

The Company has received input from potential customers, in response to which the patent owner made modification/updates to the device. In January 2008, the Company received new schematics for the device. These schematics reflect the next generation of the device with some minor modifications to both the hardware and software. The Company believes that the RadRope™ product is saleable in its current design stage. However, management has made the determination that it is in the Company’s best interest to sell the new generation of the product, in order to minimize needs for parts, maintenance and support upgrades. The costs for these upcoming modifications and updates are to be borne by the patent owner and are expected to be inconsequential. The Company currently anticipates that this second stage of research and development should be completed by the end of the 2008 fiscal year. It also believes that its first sale should occur in the second quarter of 2009 with delivery in the fourth quarter of 2009. The Company has been examining potential marketing and cross-marketing opportunities with other technology companies with respect to the RadRope™. The Company believes the costs to produce the product will be covered by the deposits obtained from orders received for the device.

Discontinued Operations

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations under:

•	the 2005 Montgomery Debenture;
•	the Registration Rights Agreement;
•	the 2006 Montgomery Debenture;
•	the Montgomery Security Agreement; and
•	the YA Global Debenture;

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations have been severely curtailed, and now consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

The Company, subsequent to this transaction, has discontinued the operations of its Cargo Connection subsidiary, as the business which had existed no longer could operate without its assets, which included its cash, accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers, which were all assigned to Pacer Logistics, LLC pursuant to the Strict Foreclosure Agreement.

Pursuant to the Strict Foreclosure Agreement, the Company extinguished secured convertible debt in the amount of $3,826,068, which consisted of $2,084,400 in principal, accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date. Additionally, in connection with the Strict Foreclosure Agreement and the discontinued operations, the Company was also relieved of $1,771,807 of additional liabilities. Those liabilities primarily arise from:

•	$800,000 of notes payable;
•	$444,000 of with respect to certain outstanding obligations of the Company existing as of May 13, 2008 (the “Cash Overflows”);
•	$210,000 from the Pacer loan;
•	$148,000 of derivative liabilities;
•	$71,000 of other notes;
•	$57,500 of capital leases; and
•	$41,345 of other remaining liabilities.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified the results of its Cargo Connection subsidiary as “discontinued operations” in the condensed consolidated statements of operations.

In connection with the discontinued operations, the Company had a total gain of $4,120,169. The following is a summary of the $4,120,169 gain from discontinued operations as of June 30, 2008:

Add: total debt assumed under Strict Foreclosure Agreement	$5,597,875
Less: total assets assumed under Strict Foreclosure Agreement	(1,154,637)
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	4,443,238
Gain from operations of discontinued entity	223,029
Income tax benefit	211,281
Gain from discontinued operations	$4,877,548

The Company has also has projected that it would utilize approximately $2,700,000 of its net operating loss carryforward due to the gain recognized from discontinued operations of $4,120,169 (see Note 18).

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

NOTE 6 - FACTORING FACILITIES

Effective November 20, 2007, Cargo Connection had entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with WFBA; and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement") and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement"). The Amended Transfer Agreement provided that WFBA would serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000. The obligations of Cargo Connection to WFBA are guaranteed by the Company and the executive officers of the Company. In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer has assumed Cargo Connection’s liabilities to WFBA.

NOTE 7 - NOTES RECEIVABLE

On November 21, 2007, the Company entered into a $300,000 note receivable with Fleet Global Services, Inc. (“Fleet”). The note bears interest at 11% per annum and matures on November 21, 2008. As of June 30, 2008 and December 31, 2007, the balance outstanding on the note is $-0- and $300,000, respectively. Interest accrued on the note for the six months ended June 30, 2008 amounted to $11,992. The total amount due on the note, plus accrued interest, in the amount of $311,992 was assigned to Pacer pursuant to the Strict Foreclosure Agreement.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

On September 20, 2007, Cargo International acquired seven forklifts under a non-cancelable capital lease with a capitalized cost of $160,596 to be used in the operations of the Company. In connection with this purchase, the Company financed $129,168 of the purchase price under a capital lease obligation which has accumulated amortization of $24,089 and $8,030 as of June 30, 2008 and December 31, 2007, respectively. The lease bears interest at 22.275% per annum and matures on September 20, 2011, and requires monthly payments of $4,089. The Company traded in old forklifts valued at $14,500, which was applied against the purchase price of the new forklifts. The Company is current with its payments on the lease.

As of March 31, 2008 and December 31, 2007, the aggregate future minimum annual lease payments under these leases are as follows:

	As of	As of
Year Ending June 30 and December 31,	June 30, 2008	December 31, 2007
2008	$-	$49.066
2009	49,066	49,066
2010	49,066	49,066
2011	49,066	36,780
2012	12,267	-
Total payments	159,465	183,978
Less: amount representing interest	(46,698)	(59,977)
Net present value of capital lease obligations	112,767	124,001
Less: current portion	(112,767)	(23,778)
Long-term portion	$-	$100,223

NOTE 9 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless a more formal agreement is put into place for the repayment of these funds. The Company may be required to enter into settlement agreements with lenders unless other sources of capital can be obtained.

In addition, the Company has entered into insurance premium financing arrangements with two providers with balances due to the providers of $277,614 and $138,158 as of June 30, 2008 and December 31, 2007, respectively. These obligations are reported as part of current liabilities of discontinued operations. The Company is in default on its insurance notes.

The following table details Due to Others as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Loan from Ferro	$-0-	$130,000
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
	1,120,000	1,250,000

Due to Avalon Insurance Co.	276,536	128,140
Due to Premium Financing Special	1078	10,018
	277,614	138,158

Total account balance	$1,397,614	$1,388,158

On May 27, 2008, the Company, pursuant to an Equity Exchange Agreement, the Company issued 250,000,000 shares of Common Stock to Rosemary Ferro as repayment for a loan in the principal amount of $130,000. The Company recorded $120,000 as a loss on extinguishment of debt.

NOTE 10 - NOTES PAYABLE

In May 2003, the Company entered into a loan agreement with U.S. Small Business Administration (“SBA”) whereby the SBA loaned $90,200 to the Company for working capital purposes (the “SBA Loan”). The note was collateralized by substantially all the assets of Cargo Connection and is supported by the personal guarantees of certain former executive officers of Cargo Connection. In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer has assumed Cargo Connection’s liabilities in connection with this loan.

Effective January 1, 2007, Cargo International entered into a four year term loan with HSBC Bank (the “HSBC Loan”). This obligation was collateralized by all of the assets of Cargo International and is guaranteed by certain of the executive officers of the Company. In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer has assumed Cargo Connection’s liabilities to HSBC.

On April 17, 2007, Cargo International borrowed $100,000 from Parkside Properties, Inc., to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note bears interest at the annual rate of 12% and matured on July 10, 2007. Subsequent to June 30, 2008, the Company has repaid this note in full, including accrued interest through July 31, 2008.

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009.

On December 31, 2007, the Company issued a promissory note in the principal amount of $800,000 to Emplify HR Services, Inc. (“Emplify”) (the “Emplify Promissory Note”), evidencing advances previously extended by Emplify to the Company. Concurrently with the issuance of the note: (i) the Company entered into a security agreement with Emplify, pursuant to which it granted to Emplify a security interest in all of their respective assets; and (ii) Cargo Connection and Cargo International entered into a Guaranty of Payment Agreement pursuant to which Cargo Connection and Cargo International agreed to guarantee the Company's payment obligations under the note. On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities of the Emplify Promissory Note and in connection therewith the obligations of the Security Agreement, dated as of December 31, 2007 with Emplify (the “Emplify Security Agreement”) and guaranty of payment, dated December 31, 2007 (the “Emplify Guaranty” and together with the Emplify Promissory Note and Emplify Security Agreement, the “Emplify Documents”) issued by Cargo Connection and Cargo International.

At June 30, 2008 and December 31, 2007, future minimum annual principal payments on the above notes are as follows:

Year Ending June 30 and December 31,	As of June 30, 2008	As of December 31, 2007

2008	$100,000	$278,228
2009	200,000	409,892
2010	-	231,301
2011	-	234,764
2012	-	20,858
	$300,000	$1,175,043

The following table details the Notes Payable as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007
Emplify	$-	$800,000
HSBC Bank	-	75,043
Target Temporaries	200,000	200,000
Parkside Properties	100,000	100,000
Total	$300,000	$1,175,043
Less: Current portion	300,000	278,228
Long-term portion	$-	$896,815

NOTE 11 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company entered into a secured convertible debenture with members of management (the “Management Note”) in the amount of $75,000. Under the agreement, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible into common stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2007. The note has not been repaid as of this date. The Company has not received any notification that it is in default under the provisions of the note.

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option. The value of the embedded derivative liability, in the amount of $17,593 as of June 30, 2008 (see note 12), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2007.

Pursuant to a Securities Purchase Agreement, dated December 28, 2005 (the “Montgomery Purchase Agreement”), with Montgomery Equity Partners, Ltd. (“Montgomery”), the Company issued the 2005 Montgomery Debenture to Montgomery with an interest rate of 10% per annum and a maturity date of December 28, 2007. The 2005 Montgomery Debenture is convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock for the ten (10) trading days immediately preceding the conversion date. The 2005 Montgomery Debenture was secured by substantially all of the assets of the Company. Simultaneously with the issuance of the 2005 Montgomery Debenture, the Company issued to Montgomery a three year warrant (the “Montgomery Warrant”) to purchase 2,000,000 shares of common stock at an exercise price of $0.001 per share, which is exercisable immediately. The Montgomery Warrant was valued at $2,394,000 using a Black-Scholes option pricing model. Also in connection with the issuance of the 2005 Montgomery Debenture, the Company paid Montgomery a fee of $135,000.

The 2005 Montgomery Debenture is a hybrid instrument which contains both freestanding derivative financial instruments and multiple embedded derivative features each of which would require separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Montgomery Warrant, which was valued individually at $1,861,535 at the date of inception. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that was bifurcated from the debt host contract, referred to as a “Compound Embedded Derivative Liability.” The agreement requires the Company to pay liquidated damages under specified conditions, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the Montgomery Warrant to be classified as a liability until the earlier of the date the Montgomery Warrant is exercised or expires. In accordance with EITF 00-19, the Company has allocated a portion of the proceeds of the First Montgomery Debenture to the Montgomery Warrant based on their fair value.

On February 13, 2006, the Company completed a financing for an additional $600,000 with Montgomery as part of the funding package contemplated by the Montgomery Purchase Agreement. In connection with the February 2006 financing, the Company issued to Montgomery the 2006 Montgomery Debenture and, collectively with the 2005 Montgomery Debenture, (the “Montgomery Debentures”) in the principal amount of $600,000 with a 10% interest rate and a maturity date of February 13, 2008. The 2006 Montgomery Debenture was convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) 75% of the lowest closing bid price of the common stock for the ten trading days immediately preceding the conversion date. Shares of common stock issuable upon conversion of the Second Montgomery Debenture were also subject to the Registration Rights Agreement.

The 2006 Montgomery Debenture is a hybrid instrument which contains an embedded derivative feature which would individually require separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments totaled $1,090,902 at the date of inception. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the debenture and an early redemption option. A liquidated damage amount totaling $396,000 was accrued as a cumulative effect adjustment as of December 31, 2007, in conformity with EITF 00-19-2. This accrual was recorded in connection with a provision in the Montgomery Debenture Agreements requiring liquidated damages to be paid to the debenture holder if an effective registration agreement was not filed and effective. The liquidated damages liability accrues monthly at a rate equal to 2% of the outstanding principal amount due under the Montgomery Debentures. As of March 31, 2008 and December 31, 2007, the rate of the liquidated damages liability is being calculated at approximately $45,000 per month. As of June 30, 2008 and December 31, 2007, the Company had recognized an aggregate $-0- and $1,030,540 liability, respectively, for these liquidated damages, of which $396,000 has been recorded as a cumulative effect adjustment against retained earnings as of December 31, 2007, in conformity with EITF 00-19-2. The Company believes that the liquidated damages liability has been satisfied pursuant to the Strict Foreclosure Agreement and related documents, and that pursuant thereto on these debentures have been satisfied.

On November 14, 2007, the Company issued a debenture to YA Global Investments, LLC (“YA Global”), (the “YA Global Debenture”), which bears interest at a rate equal to prime plus 2.25% per annum, matures on November 14, 2008, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, either (a) $.0025 or (b) 75% of the volume weighted average price per share of the Company’s common stock for the 10 day period prior to such conversion. This note is secured by substantially all the assets of the Company. Interest is scheduled to be paid on the first day of each calendar quarter effective January 1, 2008. Pursuant to the Strict Foreclosure Agreement, this Note has been satisfied.

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

As of June 30, 2008 and December 31, 2007, the cumulative principal amount of the Montgomery Debentures that has been satisfied pursuant to common stock conversions was $312,100 and $140,000, respectively.

On April 28, 2008, the Company entered into an agreement with Pacer (the “Financing Arrangement Agreement”). Pursuant to the Financing Arrangement Agreement, the Company acknowledged that Pacer was assigned of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Company’s Outstanding Obligations. In connection with such assignment, the Company acknowledged and consented to such assignment from YA Global to Pacer. The Financing Arrangement Agreement provided, among other things, that Pacer:

•	loaned the Company $200,000, for working capital, on the same terms as the Financing Documents; and
•	terminated the requirement for the Company to file a registration statement covering shares of the Company’s Common Stock issuable pursuant to the Financing Documents.

The Financing Arrangement Agreement provided, among other things, that the Company:

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

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it was in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations under:

•	the 2005 Montgomery Debenture;
•	the Registration Rights Agreement;
•	the 2006 Montgomery Debenture;
•	the Montgomery Security Agreement; and
•	the YA Global Debenture;

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations have been severely curtailed, and now consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008 with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities in connection with the Emplify Promissory Note..

The Company, subsequent to this transaction, has discontinued the operations of its Cargo Connection subsidiary, as the business which had existed no longer could operate without its assets, which included its cash, accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers, which were all assigned to Pacer Logistics, LLC pursuant to the Strict Foreclosure Agreement.

Pursuant to the Strict Foreclosure Agreement, the Company extinguished secured convertible debt in the amount of $3,826,068, which consisted of $2,084,400 in principal, accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date. Additionally, in connection with the Strict Foreclosure Agreement and the discontinued operations, the Company was also relieved of $1,771,807 of additional liabilities. Those liabilities primarily arise from:

•	$800,000 of notes payable;
•	$444,000 of Cash Overflows;
•	$210,000 from the Pacer loan;
•	$148,000 of derivative liabilities;
•	$71,000 of other notes;
•	$57,500 of capital leases; and
•	$41,345 of other remaining liabilities.

NOTE 12 - FINANCIAL INSTRUMENTS (“Compound Embedded Derivative Liability”)

The following table describes the liability for financial instruments as of June 30, 2008:

Financial	Balances			Mark to	Balances
Instrument	as of		Other	Market	as of
Liability	12/31/2007	Additions	Adjustments	Adjustments	6/30/2008

Management Note	$14,286	$-	$-	$3,307	$17,593
Montgomery Note	947,143	-	(196,551)	(750,592)	-
Montgomery Warrants	1,926	-	-	(1,640)	286
YA Global Note	34,388	-	(25,934)	(8,454)	-

Totals	$997,743	$-	$(222,485)	$(757,379)	$17,879

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant’s contributions as per the provisions of the plan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company had entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leased equipment and trucks under non-cancelable operating leases. The leases are subject to escalation for the Company’s proportionate share of increases in real estate taxes and certain other operating expenses. Pursuant to the Strict Foreclosure Agreement, and in light of Pacer’s continued operating of the former business of Cargo Connection at those locations, the Company now has a non-cancelable operating lease with Sun-Bridge Capital for forklifts, as well as primary obligations under leases which may be in the process of being assumed by Pacer and any remaining liability under the lease for the premises in Illinois for Cargo International. The approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2008, are as follows:

Year Ended	Office and	Equipment
December 31,	Warehouse Space	And Trucks

2008 (six months)	$50,000	$58,060
2009	-	117,424
2010	-	89,054
	$50,000	$264,538

The Company and AMB HTD Beacon Centre, LLC ("AMB"), the lessor under a lease agreement between Cargo Connection (as tenant) and AMB (as landlord), dated as of September 30, 2004, for Cargo Connection's commercial use of the premises located at 8501 N.W. 17th Street, Suite 102, Miami, Florida 33126, entered into an agreement, dated as of November 21, 2007 pursuant to which Cargo is required to make a series of six equal monthly installment payments in the amount of $40,031, plus one final payment in the amount of $34,605, to AMB, or an aggregate amount of $274,792, to full cure previous payment arrearages. The Company fully performed under this agreement.

As of January 11, 2008, Cargo International entered into a Commercial Lease Agreement (the “MP Cargo Lease”) with MP Cargo ORD Property LLC, a Delaware limited liability company, for Cargo International's commercial use of the premises located at 491 Supreme Drive, Bensenville, Illinois (the "Premises"). The lease is for a term of ten years and calls for annual rent in the amount of $600,000 for the first two years, with bi-annual increases thereafter throughout the term of the lease, which is paid on a monthly basis. As an inducement for the landlord to enter into the lease and concurrently therewith: (i) the Company issued a Guaranty of Lease dated as of January 11, 2008 (the "Corporate Guaranty”); and (ii) Jesse Dobrinsky, then the Chief Executive Officer of the Company, issued a Personal Guaranty of the lease dated as of January 11, 2008 (the "Dobrinsky Personal Guaranty"; and, together with the Corporate Guaranty, collectively the "Guarantees"), in each case in favor of the landlord, guaranteeing all of Cargo International's obligations under the lease. As of July 18, 2008, Cargo International has vacated the premises under an order of eviction from the landlord stemming from a failure to pay the rental amount due in May 2008 and then subsequently in June, 2008. The Company cannot provide any assurance that it will not have liability for remaining obligations under the MP Cargo Lease.

Rent expense (inclusive of amortization of straight line expense) accrued to operations for office and warehouse space for the six months ended June 30, 2008 and 2007 amounted to $418,800 and $73,000, respectively. Rent expense accrued to operations for trucks and equipment for the six months ended June 30, 2008 and 2007 amounted to $17,698 and $7,386, respectively, for continuing operations.

The Company recognizes rent expense based upon the straight-line method, which adjusts for rent abatements and future rent increases. In connection with future minimum lease payments, the amount of the liability for deferred rent was $36,000 and $-0- at June 30, 2008 and December 31, 2007, respectively, for continuing operations.

Litigation

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc., which was brought in New York State Supreme Court, Nassau County. The action sought payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006. this case was settled for $8,000 in June 2008.

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

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. As part of the terms and conditions under the letter agreement entered into by both parties on August 29, 2007, Fleet has agreed to pay $56,000 to Cargo Connection in settlement of this pending litigation. Both parties entered into a settlement agreement, dated November 19, 2007 agreeing that the funds are to be paid to the Company if the Company does not acquire Fleet and that a final judgment be entered in the Company’s favor. The rights to this receivable have been assigned to Pacer pursuant to the Strict Foreclosure Agreement.

On May 22, 2008, Cargo-International received a notice, dated May 14, 2008 (the “Notice”) from counsel for MP Cargo that Cargo-International failed to pay the monthly payments required pursuant to the terms of the MP Cargo Lease. The letter demanded that Cargo-International pay a sum of $63,800 within ten (10) days in order to cure the default. The notice provided that pursuant to the terms of the MP Cargo Lease and upon the failure to cure the default, Cargo-International’s right to possession of the premises would be terminated. The MP Cargo Lease provided MP Cargo with the right to terminate the Lease and accelerate all payments due under the Lease, less fair rental value of the Premises for the remainder of the Term. Subsequently, a suit was filed on May 29, 2008 under the caption MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois) seeking a judgment in the amount of $258,551. MP Cargo received this default judgement on August 5, 2008.

On July 21, 2008 Cargo Connection received a summons and complaint in connection with the action entitled All Island Truck Leasing Corp. v. Cargo Connection Logistics Holding, Inc. and/or Cargo Connection Logistics Corp and/or Cargo Connection Logistics – International, Inc. and William O’Connell, which was brought in New York State Supreme Court, Nassau County on or about April 30, 2008. The action seeks payment of $83,623.63 relating to services provided to an entity known as Chevalier Transportation, Inc., which is an entity Mr. O’Connell, a former employee of Cargo Connection, had once been employed with, for outstanding balances due to All Island by Chevalier. The Company believes that this case is without merit and has nothing to do with the Company and its operations.

On August 1, 2008 Cargo Connection received was a summons and complaint in connection with the action entitled Lazzar Transportation, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 4, 2008. The action seeks payment of $80,473, relating to services provided to Cargo Connection by Lazzar between July 2005 and October 2005, which have allegedly never been paid to Lazzar. The Company believes that this case is without merit and intends to vigorously contest this matter to the extent its resources permit.

On August 8, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Industrial Staffing Services, Inc. v. Cargo Connection Logistics Corp., which was brought in the Circuit Court, Cook County, Illinois on or about July 30, 2008. The alleged action for breach of contract seeks payment in the amount of $40,169.

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

NOTE 15 - STOCKHOLDERS' DEFICIENCY

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

On May 27, 2008, the Company, pursuant to an Equity Exchange Agreement, the Company issued 250,000,000 shares of Common Stock to Rosemary Ferro as repayment for a loan in the principal amount of $130,000. The Company recorded $120,000 as a loss on extinguishment of debt.

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

The Company has determined that it is treating all three of the above series of preferred stock issuances on the balance sheet as mezzanine financing in accordance with the guidelines set forth under EITF D-98. this is required since there are liquidation preferences to be paid from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock in the event of any liquidation whether voluntary or involuntary.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company was owed $-0- and $66,728 from employees of the Company as of June 30, 2008 and December 31, 2007, respectively. These amounts are non-interest bearing and do not have formal repayment terms.

The Company owes $26,915 and $-0- to officers of the Company as of June 30, 2008 and December 31, 2007, respectively. These amounts are mostly for expenses advanced on behalf of the Company. These amounts are non-interest bearing and do not have formal repayment terms.

As of June 30, 2008 and December 31, 2007, the Company owed an aggregate of $131,000 and $-0-, respectively to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for workers capital. This loan was to Cargo Connection and has been assumed by Cargo Connection Holdings.

Effective as of January 31, 2005, Underwing, a Delaware limited liability company controlled by Jesse Dobrinsky, Scott Goodman and John L. Udell, three of the executive officers of the Company, entered into a ten-year lease for a 92,000 square foot facility located in Bensenville, Illinois (the “Bensenville Lease”), with the intention of initially subleasing a portion of the facility to the Company and the remaining portions to third parties on short-term basis until the Company needed to sublease such remainder of the facility. Underwing intended to sublet the facility to the Company and other sub-tenants at market-comparable rental rates and as of May 1, 2007 Cargo International and Underwing entered into a sublease agreement (the “Sublease Agreement”). The owner of the facility, MP Cargo ORD Property, LLC as a condition to leasing the facility to Underwing, thereby making the facility available to the Company for subletting, demanded that the Company agree to guaranty all of Underwing’s obligations under the Bensenville Lease pursuant to a Guaranty of Lease, dated as of January 31, 2005 (the “Guaranty”). No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing did not make any rental payments under the Bensenville Lease although rent began to be accrued in February 2006; it being the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007. On January 11, 2008 the above mentioned lease and Sublease Agreement was terminated and simultaneous therewith Cargo International entered into a ten year commercial lease agreement directly with MP Cargo ORD Property, LLC. (see note 14). As a result of this transaction, the guaranteed rental payments that the Company had recorded on its books relating to the guarantee of the lease payments of Underwing have been reversed in the amount of $900,000 at December 31, 2007.

On April 17, 2007, Cargo International borrowed $100,000 from a related party to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note provided for interest at the annual rate of 12% and a maturity date of July 10, 2007. As of June 30, 2008, the balance of the note, inclusive of accrued interest, was $114,482. This note has subsequently been repaid in full, plus accrued interest.

On December 31, 2007, the Company issued the Emplify Promissory Note, evidencing advances previously extended by Emplify to the Company. The Emplify Note bears interest at a rate of 12% per annum, requires equal monthly amortization payments and matures on January 1, 2012. Emplify provided payroll and human resource services to the Company. Emplify owns a 49% interest in ITG, of which the Company owns 51%. Ivan Dobrin, a principal shareholder of Emplify, is the brother of Jesse Dobrinsky, the Company's director and former CEO. On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities of the Emplify Promissory Note and in connection therewith the obligations of the Security Agreement, dated as of December 31, 2007 with Emplify (the “Emplify Security Agreement”) and guaranty of payment, dated December 31, 2007 (the “Emplify Guaranty” and together with the Emplify Promissory Note and Emplify Security Agreement, the “Emplify Documents”) issued by Cargo Connection and Cargo International.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection. In addition, the current members of the Board of Directors serve without compensation.

NOTE 17 - SUBSEQUENT EVENTS

The Company, subsequent to the Strict Foreclosure Agreement and its ensuing transaction, has discontinued the operations of its subsidiary, Cargo Connection. Its assets, which included its cash accounts, accounts receivable and factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customer base were all given to Pacer Logistics, LLC as part of the Pacer Foreclosure, leaving Cargo Connection with no operations and equipment to continue its operations.

The Company has repaid a promissory note to a related party in full for the balance of the note, including accrued interest, through July 31, 2008, in the amount of $115,499 in August 2008.

NOTE 18 - INCOME TAXES

				As of June
				30, 2008

Loss from continuing operations	$			$(309,568)
Gain from debt extinguishment in connection with forbearance
for consideration of discontinued operations		4,443,238
Loss from operations of discontinued segment		(323,069)
Gain from discontinued operations				4,120,169
Net Income	$			$3,810,601

		June 30, 2008		December 31, 2007
Deferred tax asset
Net operating loss carryforward		$1,538,489		$2,605,600
Deferred rent		-0-		221,000
Accrued compensation		278,592		362,000
Asset reserves and other items		-0-		69,000
Total deferred tax asset		1,817,081		3,257,600
Less valuation allowance		(1,817,081)		(3,257,600)
Total net deferred tax asset	$		$

The Company had net operating losses carryforwards of approximately $6,700,000 at December 31, 2007 that is available to offset future taxable income. As of June 30, 2008, there is a remaining carryforward of approximately $3,950,000 available to offset the future taxable income. The utilization of the $2,737,157 was primarily due to the gain recognized from the disposition of assets from discontinued operations as well as the net loss from continuing operations. The Company has concluded that a full valuation allowance was appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future.

The Company had approximately $6,700,000 of tax loss carryforward (“NOL”s) as of December 31, 2007 and currently as of June 30, 2008 has approximately $3,950,000. The scheduled expiration of such NOL’s is as follows:

For the Period Ending:	June 30	December 31
2025	$1,262,843	$4,000,000
2026	3,000,000	3,000,000
2027	(318,000)	(318,000)

Total	$3,944,843	$6,682,000

Income taxes computed at the statutory rate for the period ended June 30, 2008 and the year ended December 31, 2007 differ from amounts provided as follows:

	6/30/2008	12/31/2007
Tax provision (benefit) at statutory rate	34%	34%
State and local taxes, net of federal benefit	5%	(1%)
Derivative expenses	0%	(39%)
Change in valuation allowance	(40%)	6%

Effective income tax rate	0%	2%

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in our annual report on Form 10-KSB and 10-KSB/A for the fiscal year ended December 31, 2007 and in our quarterly report on Form 10-Q/A for the period ended March 31, 2008. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Cargo Connection Logistics Holding, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Cautionary Statement Regarding Forward Looking Statements:

Certain statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of the Company with respect to the current events and financial performance. Readers can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimates,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, the Company also provides forward-looking statements in other material the Company releases to the public or files with the SEC, as well as oral forward-looking statements. Readers should consult any further disclosures on related subjects in the Company’s Annual Reports on Form 10-KSB and 10-KSB/A, Quarterly Reports on Form 10-QSB, 10-Q and 10-Q/A and Current Reports on Form 8-K filed with the SEC. Effective January 1, 2008, the Company is no longer be filing Form’s 10-KSB and 10-QSB, but instead is filing Form’s 10-K and 10-Q, due to a change in regulations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2008. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company’s actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause the Company’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•

the Company’s operations have been severely curtailed as a result of the foreclosure by Pacer on substantially all the assets of Cargo Connection and the closing of Cargo International’s Illinois facility

•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet the Company’s needs
•	the Company’s ability to timely file its periodic reports as required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”);
•	the ability to attract and retain qualified management and other personnel
•	changes in the competitive environment in which the Company operates
•	changes in, or the failure to comply with, government and regulatory policies
•	the ability to obtain regulatory approvals and to maintain approvals previously granted
•	uncertainty relating to economic conditions generally and particularly affecting the markets in which the Company operates
•	changes in the Company’s business strategy, development plans or cost savings plans
•	the Company’s ability to complete the development of, market and sell the RadRope™ product (“RadRope™”)
•	the Company’s letter of intent with Fleet has expired, and it is unlikely that the Company would be able to complete that acquisition even if financing could be obtained, which is unlikely.
•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired

•	the ability to enter into strategic alliances or other business relationships
•	the ability to overcome significant operating losses
•	the ability to reduce costs
•	the ability to develop products and services and to penetrate existing and new markets
•	the Company is delinquent in filing certain tax returns
•	technological and other developments and changes in the industry
•	the risks discussed in Item 1 of our Annual Report on Form 10-KSB

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

GENERAL

The Company had been a provider of logistics solutions for customers through its network of branch terminal locations and independent agents in North America. The Company had predominately operated as a non-asset based transportation provider of truckload and less-than-truckload (“LTL”) transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company had established relationships and offered a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities. The Company’s provision of these services has ceased by the recent foreclosure by Pacer on substantially all the assets of Cargo Connection and related developments.

Foreclosure by Pacer

In March 2008, YA Global assigned to Pacer, all of YA Global’s rights, title and interest in the debt and obligations owed by the Company, Cargo Connection, and Cargo International (collectively the “Companies”), with respect to certain convertible debentures in the aggregate outstanding principal amount of $2,084,400 originally issued by the Companies to YA Global and Montgomery Equity Partners, Ltd. (“Montgomery”) and certain documents, instruments and agreements relating thereto.

On April 28, 2008, the Company entered into the Financing Arrangement Agreement with Pacer. Pursuant to the Financing Arrangement Agreement, the Company acknowledged that Pacer was assigned of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations. In connection with such assignment, the Company acknowledged and consented to such assignment from YA Global to Pacer. The Financing Arrangement Agreement provided, among other things, that Pacer:

•	loaned the Company $200,000, for working capital, on the same terms as the Financing Documents; and
•	terminated the requirement for the Company to file a registration statement covering shares of the Company’s Common Stock issuable pursuant to the Financing Documents.

The Financing Arrangement Agreement provided, among other things, that the Company:

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

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations under:

•	the 2005 Montgomery Debenture;
•	the Registration Rights Agreement;
•	the 2006 Montgomery Debenture;
•	the Montgomery Security Agreement; and
•	the YA Global Debenture;

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations have been severely curtailed, and now consist only of:

•	Cargo International and its assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008 with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities in connection with the promissory note, in the principal amount of $800,000 issued to Emplify.

Pursuant to the Strict Foreclosure Agreement, the Company extinguished secured convertible debt in the amount of $3,826,068, which consisted of $2,084,400 in principal, accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date. Additionally, in connection with the Strict Foreclosure Agreement and the discontinued operations, the Company was also relieved of $1,771,807 of additional liabilities. Those liabilities primarily arise from:

•	$800,000 of notes payable;
•	$444,000 of with respect to certain outstanding obligations of the Company existing as of May 13, 2008 (the “Cash Overflows”);
•	$210,000 from the Pacer loan;
•	$148,000 of derivative liabilities;
•	$71,000 of other notes;
•	$57,500 of capital leases; and
•	$41,345 of other remaining liabilities.

The Company has discontinued the operations of Cargo Connection in connection with the Strict Foreclosure Agreement. Cargo Connection could no longer operate without its assets, including but not limited to its cash, accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers. Cargo Connection represented a majority of the operations and sources of revenue for the Company.

Cargo International

Cargo International had become the international division of our Company. Cargo International was set up to seek out opportunities internationally, cultivate those opportunities and to broaden our range of services, which can be done directly by the Company or through joint ventures or business relationships with third party providers. The Company had sent representatives to the Pacific Rim and to Central America, including Costa Rica, on numerous occasions to seek out and explore the potential for the Company to open offices and establish personnel relationships in international markets. No assurance can be given that these efforts will be successful. To date, no continuous new business has been received through these efforts.

The Company had two handling agreements that it had entered into in April 2007 and it had added revenue to the revenue stream that had been lacking for the Cargo International’s Illinois facility and had positioned the Company to perform its services for customers in industries outside its normal scope. These agreements were being handled through Cargo International as the revenue is from global organizations.

Subsequent to the Strict Foreclosure Agreement, Cargo International had been operating. However, lacking the complementary efforts of its sister division Cargo Connection that was able to add additional revenue from its services and its customer base, Cargo International was not able to pay its rent at the Illinois facility beginning in May 2008. The landlord, MP Cargo ORD, obtained an order of eviction against the Cargo International and Cargo International had agreed to vacate the facility on July 18, 2008, after it had assured that its customers’ goods were moved from the premises. As of that date, Cargo International ceased its operations performed at the Illinois facility.

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

The Company anticipates that the device, to which modifications are being made based upon the input received from potential customers, should be completed by the end of 2008. It also believes that its first sale should occur by the end of 2008 with delivery in 2009, though there can be no assurances that the revised product will be marketable without additional revisions, improvements and possible resulting expenses to the Company. The Company also believes the marketing of the RadRope™ product will not be exclusive to the governmental agencies noted above. The technology itself can be transferred from a portable device to accommodate fixed portals in airports, train stations, ports of embarkation for ocean vessels, etc. The Company believes that as the functionality of the device and its uses increases, it will be deployable in diverse applications, and that potential customers include government and private purchases, both domestically in the U.S. and internationally. The Company expects that when the deployment of the RadRope™ product commences, the Company will generate revenues through product sales and software licensing and support, software upgrades for the device and the sale of spare parts. The Company believes that once an order for the RadRope™ product is placed with NMDT, the required deposits associated with the device would fund the Company’s preparation for the initial setup and production of both manufacturing and support operations. The production and deployment time of the device is expected to be between 90 and 120 days. This includes the purchasing of all components and the required waterproof housing necessary for the device for its most complex application.

The Company anticipates that NMDT’s cash flow needs will be addressed through deposits to be received for products which are sold to customers. Research and development and preliminary selling, general and administrative costs have been paid for by the patent owner. The Company believes that it will be able to sell each unit of the RadRope™ product, in its most complex application, for approximately $10,000, as compared to approximately $100,000 for any roughly competitive product. As the RadRope™ product evolves and the applications diversify, the Company expects that the costs of each application will vary depending upon the size and scope of the application needed. The Company’s estimates of future cash flows are based on the RadRope™

product's cost-effectiveness and the interest already communicated to the Company. The Company estimates that its cost to create one unit of the RadRope™ devices will be approximately $2,000 (including material costs, labor, lab testing, field testing, and transportation costs). The Company believes that it should be able to sell at least 250 units per year, which would represent sales of approximately $2,500,000 per year, with potential net profit of $1,900,000 per year, from the sale of the RadRope™ product, after taking into account an estimate of approximately $100,000 in selling, general and administrative expenses for this business in its first year of product sales. The Company is examining potential marketing and cross marketing opportunities with other technology companies with respect to the RadRope™.

There have been no material developments with respect to NMDT since the filing of the Company’s report on Form 10-Q for the period ended March 31, 2008.

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

Cargo Connection

Cargo Connection is now a discontinued operation subsequent to the assets of Cargo Connection being assigned to Pacer pursuant to the Strict Foreclosure Agreement (See “Foreclosure by Pacer”).

RESULTS OF OPERATIONS

The Company reports its results as one segment for reporting purposes. In the future, if NMDT and/or any other component of the Company’s operations become a significant part of the Company’s overall business, the Company will report results on a segmented basis.

Overview

As a result of the foreclosure by Pacer on substantially all of assets of Cargo Connection and its becoming a discontinued operation, the Company expects its future revenues to decline significantly and expects NMDT to constitute the Company’s core operations in the future. As a result, despite related decrease in debt and operating expenses, the Company expects to generate losses from operations unless and until the Company’s operations begin to generate positive cash flow in amounts exceeding the Company’s overhead as a public company. The Company also intends to pursue opportunities to acquire additional business.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues.

Revenues from operations for the six months ended June 30, 2008, were $678,818, compared with $120,191 for the six months ended June 30, 2007, an increase of $558,627, or 465%, due to an increase in revenue generated through Cargo International’s Illinois facility and the two handling agreements that the Company entered into in April 2007.

Operating Expenses.

Direct operating expenses for the six months ended June 30, 2008 were $428,573, as compared to $91,500 for the six months ended June 30, 2007, an increase of $337,073 or 368%, primarily due to:

•	an increase of $221,289 in outside carrier and handling costs,
•	an increase of $88,264 in direct labor costs,
•	an increase of $11,050 in truck and trailer expenses, and
•	an increase of $17,350 in warehouse expenses.

As a percentage of revenue, the direct expenses decreased to 63.1% in 2008 from 76.1% in 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $1,048,439 for the six months ended June 30, 2008, compared with $769,780 for the six months ended June30, 2007, an increase of $278,659, or 36.2%, primarily as a result of:

•	an increase of $164,310 in consulting and professional fees associated with being a public entity and defending lawsuits against the Company,
•	an increase of $25,745 in associated benefits and taxes, due to an increase in the number of employees at the Illinois facility for the business that began in May 2007
•	an increase of over $309,800 in our rent expense, which is mostly derived from the expense associated with our Illinois facility,
•	an increase in depreciation expense of $16,060, and
•	an increase in utilities of $50,247

which more than offset:

•	a decrease of $261,000 in Guaranteed Rental Expense which was associated with the former MP Cargo Lease that has now been cancelled,
•	a decrease in selling, promotional and travel expenses of $11,380, and
•	a decrease of $11,353 in wages and in Cargo International as the employees who handled the overseas sales efforts were no longer engaged in 2008.

Depreciation and Amortization.

Depreciation and amortization expense for the six months ended June 30, 2008 was $16,060, as compared to $-0- in the six months ended June 30, 2007 for continuing operations, due to the additional of forklifts in the Illinois facility.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $798,194 for the six months ended June 30, 2008, compared to a loss from continuing operations of $741,089 for the six months ended June 30, 2007, an increase of $57,105 or 7.7%. As a percentage of revenue, the loss from operations represented 117.5% of revenues in 2008, as compared to 616.6% in 2007. Of the $798,194 loss from operations for the six months ended June 30, 2008, Cargo International had a loss of $355,124, Cargo Holdings had a loss of $442,735, and NMDT had a loss of $335.

Net Interest Expense.

The Company’s net interest and financing expenses was $229,050 for the six months ended June 30, 2008, as compared to $1,031,832 for the six months ended June 30, 2007, a decrease of $802,782, or 77.8%, primarily due to lower associated interest costs due to debenture conversions that occurred in the six months ended June 30, 2007 and note repayments this year, which reduced the aggregate principal balance of outstanding convertible notes, along with a decrease in interest financing expenses in accordance with EITF 00-19-02.

Net Income (Loss)

For the six months ended June 30, 2008, the Company incurred a net gain of $3,810,601, compared to a net loss of ($933,333) for the six months ended June 30, 2007, an increase in income of $4,743,934, or 508.3%, as a result of:

•	a gain of $4,443,238 relating to debt forgiveness in connection with the Strict Foreclosure Agreement,
•	a decrease of $802,782 relating to interest expense,
•	an increase in revenue of $558,627 from operations, and
•	a decrease of $396,000 relating to the cumulative effect on prior years change in accounting principles which more than offset:

•	an increase in direct operating expenses of $337,073,
•	an increase in indirect operating expenses of $278,659,
•	an increase in loss from debt extinguishment of $38,153,
•	an increase in other expenses of $656,
•	a decrease in minority interest adjustment of $659, and
•	a decrease of $801,513 in gains associated with the discontinued operations of Cargo Connection.

.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues.

Revenues from continuing operations for the three months ended June 30, 2008, were $391,827, compared with $115,986 for the three months ended June 30, 2007, an increase of $275,841, or 237.8%, mostly due to an increase in direct warehousing revenue of $89,869 and increased transportation related revenue in excess of $182,258.

Operating Expenses.

Direct operating expenses for the three months ended June 30, 2008 were $261,352, as compared to $91,712 for continued operations for the three months ended June 30, 2007, an increase of $169,640 or 184.9%, primarily due to:

•	an increase of $180,202 in transportation related costs.
•	an increase of $7,616 in direct labor costs, and
•	an increase of $6,631 in truck and trailer expenses.

which more than offset a $23,749 decrease in warehouse expenses due to the cessation of the Illinois operations.

As a percentage of revenue, the direct expenses decreased slightly to 66.7% in 2008 from 79.1% in 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $506,941 for the three months ended June 30, 2008, compared with $474,782 for the three months ended June 30, 2007, an increase of $32,159, or 6.8%, primarily as a result of:

•	an increase of over $91,400 in our rent expense, which is mostly derived from the facility in Illinois,
•	an increase in depreciation of $8,030,
•	an increase of approximately $47,933 in consulting and professional fees associated with being a public entity,
•

an increase of $21,746 in wages and associated benefits and taxes, due to an increase in the number of employees at the Illinois facility for the business that began in May 2007 and accrued wages for officers,

•	an increase in insurance, telephone and utilities costs of approximately $6,405,
•	an increase of $250 of bad debt allowance, and

which more than offset:

•	a decrease in office expenses and repairs and maintenance expenses of $5,813,
•	a decrease of $135,000 in guaranteed rental expenses, and
•	a decrease in travel expenses of $3,514.

Depreciation and Amortization.

Depreciation and amortization expense for the three months ended June 30, 2008 was $8,030, as compared to $-0- in the three months ended June 30, 2007, due to the additional of forklifts in the Illinois facility.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $376,466 for the three months ended June 30, 2008, compared to a loss from continuing operations of $450,508 for the three months ended June 30, 2007, a decrease of $74,042 or 16.4%. As a percentage of revenue, the loss from operations represented 96.1% of revenues in 2008, as compared to 388.4% in 2007. Of the $376,466 loss from continuing operations for the three months ended June 30, 2008, Cargo International had a loss of $136,279, Cargo Holdings had a loss of $240,187, and NMDT had a loss of $-0-.

Net Interest Expense.

The Company’s net interest and financing expenses was $147,667 for the three months ended June 30, 2008, as compared to $559,987 for the three months ended June 30, 2007, a decrease of $412,320, or 73.65%, primarily due to lower associated interest costs due to debenture conversions that occurred in the three months ended June 30, 2007, and note redemptions this quarter, which reduced the aggregate principal balance of outstanding convertible notes, along with a decrease in interest financing expenses in accordance with EITF 00-19-02

Net Income.

For the three months ended June 30, 2008, the Company generated net income of $4,821,737, compared to net income of $284,810 for the three months ended June 30, 2007, an increase of $4,536,927, or 1,592.9%, as a result of:

•	a gain of $4,443,238 relating to debt forgiveness in connection with the Strict Foreclosure Agreement,
•	a decrease of $412,320 relating to interest expense, and
•	an increase in revenue of $275,841 from continuing operations which more than offset:

•	a decrease of $272,673 in gains associated with the discontinued operations of Cargo Connection,
•	an increase in direct operating expenses of $169,640,
•	an increase in expenses on debt extinguishment of $120,000, and
•	an increase of $32,159 in indirect operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $7,308,569 as of June 30, 2008. The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital. The Company had tried to increase its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and had to raise capital to assist in meeting its working capital needs.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Company’s Outstanding Obligations.

The Outstanding Obligations are secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to WFBA;
•	the obligations to HSBC in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations pursuant to SBA Loan.

As a result of this foreclosure, the Company’s operations will be severely curtailed, and now will consist only of:

•	Cargo International and its assets, which operations have now been suspended;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

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

On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities under the Emplify Documents.

The Company has repaid a promissory note to a related party in full for the balance of the note, including accrued interest, through July 31, 2008, in the amount of $115,499 at the beginning of August 2008.

We believe that the foreclosure transaction was in our best interest as we have extinguished approximately $5,597,875 of indebtedness, while we were able to retain a modest amount of cash and a portion of our business and avoid, in the short-term, an otherwise likely bankruptcy filing.

The Company’s available cash at June 30, 2008 was $57,298. During the six month period ending June 30, 2008, the Company used net cash in operating activities of $437,940, compared with $407,395 in 2007, an increase of $30,545 or 7.5%.

The Company will be continuing to seek available capital as well as revenue streams wherever possible for its business subsidiaries. If the Company is unable to raise working capital through equity and debt financing, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

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

The Company incurred a net loss attributable to common stockholders before discontinued operations of $1,066,947 compared to a net loss of $2,169,156 for the six months ended June 30, 2008 and 2007, respectively, after taking into account both the cumulative effect of the adjustment for prior year’s adjustment for compliance with “Accounting for Derivative Financial Instruments Indexed to, And Potentially Settled In, A Company’s Own Stock (‘EIYF 00-19-2’)”. The Company has a working capital deficiency of $7,308,569 and an accumulated deficit of

$11,794,598 at June 30, 2008 and expects that it will incur additional losses in the immediate future. The Company’s operations have been severely curtailed after its compliance with the “Strict Foreclosure Agreement” (see Note 1). Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability for its continuing operations. However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability. There can be no assurance that additional funding will be available when needed or, if available, that arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

To assist with the Company’s short term cash flow needs, the Company received aggregate advances of $200,000 from Pacer in April 2008. These funds were a short term working capital loan provided by Pacer as part of the Company’s acknowledgement of the assignment of the Secured Subordinated Debentures which were held by YA Global Investments and were now held by Pacer. During the six month period ending June 30, 2008, the Company had net cash provided by financing activities of $213,766, compared to $271,085 in 2007, a decrease of $57,319 of 21.1%.

Factoring Facilities

Information regarding our factoring facilities is provided in Note 6 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q. Our discussion and analysis of financial condition and results from operations are based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate the estimates that we have made on an on-going basis. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies include revenue recognition, an allowance for doubtful accounts, the impairment of long-lived assets and the recognition of deferred tax assets and liabilities.

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

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management was unable to complete its documentation and testing of all internal controls. Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of June 30, 2008.

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

•

Ineffective controls related to significant transactions: Management failed to provide internal controls over period-end and other reporting related to related party transactions, equity transactions, specifically embedded derivatives in certain financial instruments. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•

Ineffective controls related to the Company’s ability timely file as required by the Exchange Act: Management has failed to timely file the Company’s periodic report on Form 10-Q for the period ended June 30, 2008. Additionally, the Company has failed to timely file previous reports within the last twenty four months. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of June 30, 2008.

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

Notwithstanding the efforts of management the Company has been unable to fully remedy these material weaknesses. The corrective actions that the Company has implemented and is implementing may not fully remedy the material weaknesses that we have identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

These changes in the internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc., which was brought in New York State Supreme Court, Nassau County. The action sought payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006. This case was settled for $8,000 in June 2008.

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

On or about May 2006, Cargo Connection filed suit against a former business agent, under the caption Cargo Connection Logistics Corp. v. Fleet Global Services, Inc., case no. 48-2006-CA-3208-0 (9th Judicial Circuit, Orange County, Florida), for breach of contract, seeking $128,179 in damages. Cargo Connection claims that, upon the ending of its relationship with the business agent, there were funds still owed to Cargo Connection. As part of the terms and conditions under the letter agreement entered into by both parties on August 29, 2007, Fleet has agreed to pay $56,000 to Cargo Connection in settlement of this pending litigation. Both parties entered into a settlement agreement, dated November 19, 2007 agreeing that the funds are to be paid to the Company if the Company does not acquire Fleet and that a final judgment be entered in the Company’s favor. The rights to this receivable have been assigned to Pacer pursuant to the Strict Foreclosure Agreement.

On May 22, 2008, Cargo-International received a notice, dated May 14, 2008 (the “Notice”) from counsel for MP Cargo that Cargo-International failed to pay the monthly payments required pursuant to the terms of the MP Cargo Lease. The letter demanded that Cargo-International pay a sum of $63,800 within ten (10) days in order to cure the default. The notice provided that pursuant to the terms of the MP Cargo Lease and upon the failure to cure the default, Cargo-International’s right to possession of the premises would be terminated. The MP Cargo Lease provided MP Cargo with the right to terminate the Lease and accelerate all payments due under the Lease, less fair rental value of the Premises for the remainder of the Term. Subsequently, a suit was filed on May 29, 2008 under the caption MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois) seeking a judgment in the amount of $258,551. MP Cargo received this default judgement on August 5, 2008.

On July 21, 2008 Cargo Connection received a summons and complaint in connection with the action entitled All Island Truck Leasing Corp. v. Cargo Connection Logistics Holding, Inc. and/or Cargo Connection Logistics Corp and/or Cargo Connection Logistics – International, Inc. and William O’Connell, which was brought in New York State Supreme Court, Nassau County on or about April 30, 2008. The action seeks payment of $83,623.63 relating to services provided to an entity known as Chevalier Transportation, Inc., which is an entity Mr. O’Connell, a former employee of Cargo Connection, had once been employed with, for outstanding balances due to All Island by Chevalier. The Company believes that this case is without merit and has nothing to do with the Company and its operations.

On August 1, 2008 Cargo Connection received was a summons and complaint in connection with the action entitled Lazzar Transportation, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 4, 2008. The action seeks payment of $80,473, relating to services provided to Cargo Connection by Lazzar between July 2005 and October 2005, which have allegedly never been paid to Lazzar. The Company believes that this case is without merit and intends to vigorously contest this matter to the extent its resources permit.

On August 8, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Industrial Staffing Services, Inc. v. Cargo Connection Logistics Corp., which was brought in the Circuit Court, Cook County, Illinois on or about July 30, 2008. The alleged action for breach of contract seeks payment in the amount of $40,169.

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

On May 27, 2008, the Company, pursuant to an Equity Exchange Agreement, the Company issued 250,000,000 shares of Common Stock to Rosemary Ferro as repayment for a loan in the principal amount of $130,000. The Company recorded $120,000 as a loss on extinguishment of debt. (See Note 15 to the Company’s consolidated financial statements.

Item 3.	Defaults Upon Senior Securities

On May 5, 2008, the Company received a Default Notice from Pacer pursuant to the Montgomery Security Agreement, which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000. The Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Default Notice.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer, as assignee of all right, title and interest of YA Global Investments, including as assignee of Montgomery, with respect to the Companies’ Outstanding Obligations.

The Outstanding Obligations are secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

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

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities under the Emplify Documents.

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

10.1

Letter Agreement, dated May 27, 2008, by and between Cargo Connection Logistics Holding, Inc. and Rosemary E. Ferro. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2008; SEC File No. 0-28223)

10.2

Termination Agreement, dated May 28, 2008, by and between Cargo Connection Logistics International, Inc. and AIT Worldwide Logistics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2008; SEC File No. 0-28223)

10.3

Letter from counsel to MP Cargo ORD Property LLC, dated May 14, 2008. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2008; SEC File No. 0-28223)

10.4

Agreement regarding Financing Arrangements, dated April 22, 2008, by and between the Company and Pacer Logistics, LLC. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2008; SEC File No. 000-28223).

10.5

Strict Foreclosure Agreement, dated May 13, 2008, by and among the Company, Cargo Connection, Cargo-International and Pacer Logistics, LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008; SEC File No. 000-28223).

10.6

Assumption Agreement, dated May 13, 2008, by and among the Company, Cargo Connection and Pacer. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008; SEC File No. 000-28223).

10.7

General Release, dated May 14, 2008, by and among Emplify, the Company, Cargo Connection and Cargo International. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008; SEC File No. 000-28223).

10.8	Agreement dated May 13, 2008, between Cargo Connection Logistics Holding, Inc. and Pacer Health Corp.
10.9	Transitional Management and Operating Agreement dated May 13, 2008, between Cargo Connection Logistics Holding, Inc. and Pacer Logistics, LLC.
10.10	Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Jesse Dobrinsky.
10.11	Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Scott Goodman.
10.12	Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and John L. Udell.
10.13	Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Jay Finkelstein.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under thereunto duly authorized.

Date. August 20th, 2008

CARGO CONNECTION LOGISTICS HOLDING, INC.

By:	/s/ Scott Goodman
Name:	Scott Goodman
Title:	Chief Executive Officer and Chief Financial Officer