Form 10-Q
period 2008-09-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2008-11-14
CIK 1093819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                           (Mark One)

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2008: 1,569,910,353 shares of common stock, $0.001 par value, outstanding.

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$26,853	$139,520
Accounts receivable, net of allowance for bad debt of $-0- and $-0-, respectively	-	168,902
Notes receivable	-	300,000
Due from officers	30,500	66,728
Prepaid expenses and other current assets	2,538	3,706
Current assets of discontinued operations	1,000	1,044,816
Total current assets	60,891	1,723,672

Property and equipment, net of accumulated depreciation	-	152,567
License agreements - Rad-Ropetm	1,316,854	1,316,854
Security deposits	-	10,385
Other assets of discontinued operations	-	367,512
TOTAL ASSETS	$1,377,745	$3,570,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,503,021	$1,986,933
Secured convertible debenture, net of discount of $0 and $38,327, respectively	75,000	2,293,173
Financial instruments	15,960	997,743
Current portion of notes payable	225,000	278,228
Current portion of capital leases payable	-	23,778
Due to related parties	134,000	-
Due to officers	24,997	-
Due to others	1,120,000	1,250,000
Current liabilities of discontinued operations	4,055,700	5,026,799
Total current liabilities	7,153,678	11,856,654

Long term portion of capital leases payable	-	100,223
Long term portion of notes payable	-	896,815
Long term liabilities of discontinued operations	-	576,696
Total other liabilities	-	1,573,734
TOTAL LIABILITIES	7,153,678	13,430,388

Commitments and contingencies

Non-controlling interest – ITG subsidiary	342	329

Mezzanine Financing
Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation
value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation
value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding
(liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares
1,569,907,354 and 1,147,807,354 shares issued and
outstanding , respectively	1,569,908	1,147,808
Additional paid in capital	3,492,207	3,500,297
Accumulated deficit	(11,935,757)	(15,605,199)
TOTAL STOCKHOLDERS' DEFICIENCY	(6,873,642)	(10,957,094)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$1,377,745	$3,570,990

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Operating revenue:
Revenue	$150,684	$284,488	$829,502	$404,679
Total revenue	150,684	284,488	829,502	404,679

Operating expenses:
Direct operating expenses	19,649	197,848	448,222	289,349
Selling, general and
administrative	232,774	218,879	1,281,213	988,659
Total operating expenses	252,423	416,727	1,729,435	1,278,008

Loss from continuing operations	(101,739)	(132,239)	(899,933)	(873,329)

Other (expense) income
Interest expense, net	(13,891)	(818,728)	(242,941)	(1,850,560)
Rental income	1,000	-	1,000	-
Non-controlling interest - ITG	-	-	-	659
Loss from debt
extinguishment	-	-	(38,153)	-
Other expense	-	-	(1,550)	(894)
Total other (expense) income	(12,891)	(818,728)	(281,644)	(1,850,795)

Net loss from continuing
operations before cumulative
effect of change in accounting
principle	(114,630)	(950,967)	(1,181,577)	(2,724,124)

Cumulative effect on prior years of
retroactive application of a
change in accounting principle	-	-	-	(396,000)

Net loss from continuing
operations attributable to
common stockholders	(114,630)	(950,967)	(1,181,577)	(3,120,124)

Discontinued operations
Gain on debt extinguishment in
connection with forbearance
for consideration of
discontinued operations	183,339	-	4,626,577	-
Gain (loss) from operations of
discontinued entity	1,413	(21,481)	224,442	1,214,342
Income tax benefit -net	(211,281)	-	-	-
(Loss) gain from discontinued
operations	(26,529)	(21,481)	4,851,019	1,214,342

Net income (loss)	$(141,159)	$(972,448)	$3,669,442	$(1,905,782)

Earnings per share from
continuing operations
- Basic	$(0.000)	$(0.001)	$(0.001)	$(0.003)
- Diluted	$(0.000)	$(0.001)	$(0.001)	$(0.003)

Earnings per share from
discontinued operations
- Basic	$0.000	$0.001	$0.003	$0.001
- Diluted	$0.000	$0.000	$0.001	$0.000

Weighted average number of
common shares - Basic	1,569,907,354	1,095,936,909	1,280,633,266	1,107,807,353
Weighted average number of
common shares - Diluted	4,639,744,769	6,134,031,369	5,014,915,962	1,342,572,318

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September	September
	30, 2008	30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations attributable to
common stockholders	$(1,181,577)	$(3,120,124)
Cumulative effect of prior years of retroactive application
of a change in accounting principle	-	396,000
Net loss before cumulative effect of change in accounting
accounting principle	(1,181,577)	(2,724,124)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note discounts	38,327	1,043,631
Change in derivative liability due to accrued liquidated damages	-	150,622
Depreciation and amortization	24,089	-
Deferred rent	-	(27,000)
Bad debt expense	-	25,000
Loss on extinguishment of debt	38,153	-
Non-controlling interest	13	(658)
Changes in:
Accounts receivable	135,864	(124,926)
Prepaid expenses	(11,993)	(5,142)
Accounts payable and accrued expenses	744,412	1,253,010

Net cash used in operating activities	(212,712)	(409,587)

Cash flows from investing activities
Payments received for security deposits	10,385	-

Net cash provided by investing activities	10,385	-

Cash flows from financing activities
Repayments to officers	(38,146)	-
Proceeds from others	210,000	25,000
Advances from (repayments to) officers	66,728	(66,430)
Proceeds received from related parties	-	2,500
Proceeds from notes payable	25,000	150,000
Principal payments on notes payable	(112,500)	(78,880)
Principal payments on capital leases payable	(13,179)	-

Net cash provided by financing activities	137,903	32,190

Cash flows from discontinued operations
Gain from operations of discontinued entity	4,851,019	1,214,342
Operating cash flow	(5,608,772)	(1,371,123)
Investing cash flow	190,688	(11,670)
Financing cash flow	518,822	484,336

Net cash (used in) provided by discontinued operations	(48,243)	315,886

Net decrease in cash	(112,667)	(61,511)

Cash, beginning of period	139,520	129,020

Cash, end of period	$26,853	$67,509

Supplemental disclosure of cash flow information
Interest expense	$248,273	$881,986
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$172,100	$-
Issuance of common stock as principal payment of note payable	$130,000	$-
Assumption of liabilities of discontinued operations from parent company	$911,481	$-
Issuance of common stock for settlement of trade payables	$-	$100,000
Purchase of equipment through capital lease	$-	$119,600
Cumulative effect of accrued liquidated damages	$-	$396,000
Cancellation of shares in connection with deferred offering costs	$-	$10,000
Conversion of trade payables into notes payable	$-	$212,256

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)

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

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), which has been accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT’s assets consisted of a license to certain patent rights and cash. The Company intends to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipates that its current stage of research and development of a revised prototype will be completed by the end of the 2008 fiscal year or within the 1st quarter of 2009. The Company is exploring manufacturing options for the prototype and device and expects to finalize negotiations with its vendors by the middle of 2009. It also expects to be marketing the device at the beginning of the 3rd quarter of 2009, subject to the requirements of any potential purchaser. There can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company. It may be necessary for the Company to find alternative sources of funding to cover the expense of marketing the product.  In the event this does not occur, the Company may attempt to sell its patent license.  In the event the prototype is not marketable or additional funding sources are not distributed, the value of the patent rights may become impaired.

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

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and Cargo Connection and assumed certain liabilities of the Company, Cargo Connection and Cargo International, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA");
•	the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan, including in connection with all collateral provided in connection therewith; and
•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”).

As a result of this foreclosure, the Company’s operations have been severely curtailed, and now will consist only of:

•	Cargo International and its remaining net assets;
•	NMDT and its assets;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q and Item 303 of Regulation S-K and Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the nine months ended September 30, 2008. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007 as included in the Company's Annual Report on Form 10-KSB, filed with the SEC on March 31, 2008 and Form 10-KSB/A, filed with the SEC on May 23, 2008, the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2008, filed with the SEC on May 23, 2008, and with Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 20, 2008.

All significant inter-company balances and transactions have been eliminated.

Certain amounts as previously reported for the period ended September 30, 2007 have been reclassified to conform to the current period’s presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders before discontinued operations of $1,181,577 compared to a net loss of $3,120,124 for the nine months ended September 30, 2008 and 2007, respectively, after taking into account the cumulative effect of the adjustment for prior year’s adjustment for compliance with Emerging Issues Task Force (“EITF”) No. 00-19-2, “Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company’s Own Stock” (“EITF 00-19-2”). The Company has a working capital deficiency of $7,092,787 and an accumulated deficit of $11,935,757 at September 30, 2008 and expects that it will incur additional losses in the future or until the Company is able to develop a market for the patent rights or its prototype. The effect of the change in the value of the financial instruments is not included in operational losses, but instead, has been included in gain from operations of discontinued entity. The Company’s operations have been severely curtailed after its compliance with the Strict Foreclosure Agreement (see Note 1). To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

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

Revenue recognition

The Company had recognized all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination. The Company recognized warehouse services operations revenue upon the completion of those services. Costs related to such revenues are included in direct operating expenses. The Company presents taxes that are directly imposed on revenue-producing transaction by a governmental authority on a gross basis (i.e., included in revenues and cost of sales).

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

Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2007
Preferred shares	471,984,498	100,000	100,000
Warrants	2,000,000	2,000,000	2,000,000
Total dilutive shares	473,984,498	2,100,000	2,100,000

Basic and diluted (loss) earnings per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic and diluted (loss)
earnings available to
common shareholders
(numerator):

Net loss
available to common
shareholders	$(114,630)	$(950,967)	$(1,181,577)	$(3,120,124)

Total gain from
discontinued operations	(26,529)	(21,481)	4,851,019	1,214,342

(Less) add back: Change
in fair value of embedded
conversion feature	(1,919)	(159,618)	(759,298)	(2,455,180)

Add back: Interest and
discount amortization	2,813	803,485	8,438	1,821,442

Net income (loss) -
from discontinued
operations	$(25,635)	$622,386	$4,100,159	$580,604

Adjusted income (loss)
for earnings per share	$(140,265)	$(328,581)	$2,918,582	$(2,539,521)

Shares (denominator):
Weighted average shares
outstanding	1,569,907,354	1,095,936,909	1,280,633,266	1,107,807,353

Dilutive securities:
Preferred stock
conversion	2,344,784,082	3,695,522,142	3,009,229,362	3,853,251,051

Secured debentures
conversion	725,053,333	1,342,572,318	725,053,333	1,342,572,318

Total dilutive shares
outstanding assuming
conversion	4,639,744,769	6,134,031,369	5,014,915,962	6,303,630,722

Earnings per share from continuing operations
- Basic	$(0.000)	$(0.001)	$(0.001)	$(0.003)
- Diluted	$(0.000)	$(0.001)	$(0.001)	$(0.003)

Earnings per share from discontinued operations
- Basic	$0.000	$0.001	$0.003	$0.001
- Diluted	$0.000	$0.000	$0.001	$0.000

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

Intangible Assets

The fair value of intangible assets arising from the acquisition of NMDT have been attributed to patents and licenses based upon their estimated fair value at the date of acquisition.  These intangible assets are being amortized over their estimated useful lives, which is 19 years.   The intangible assets are reviewed for impairment pursuant to the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The Company’s intangible assets, such as patents or trademarks, that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations for the subject reporting period. Alternatively, and until a patent with respect to the Patent Rights is granted by the United States Patent Office (the “PTO”) (or the Company is advised that the PTO has rejected the patent application with respect to the Patent Rights), in accordance with SFAS 144 the Company intends to conduct periodic impairment tests on the License based on a comparison of the estimated fair value of the License to the carrying value of the License. Such testing will be based on the status of the development of the marketable RadRope™ product and, once developed, the extent of market acceptance of the RadRope™ product following the commencement of the marketing of the product. If the carrying value exceeds the estimate of fair value, impairment will be calculated as the excess of the carrying value over the estimate of fair value (see note 4).

NOTE 4 – ACQUISITIONS AND DISCONTINUED OPERATIONS

On August 29, 2007, the Company entered into a letter agreement with Fleet Global Services, Inc. (“Fleet”) and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet.  Due to the Strict Foreclosure Agreement and the Company’s  present financial condition, the Company does not believe that  this agreement will be consummated.

Effective December 6, 2006, the Company acquired certain exclusive license rights, including limited sublicensing rights (the “License”), to manufacture, use and sell products utilizing intellectual property rights (the “Patent Rights”) which are the subject of a pending patent application with the PTO. The Patent Rights relate to portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries, and is known as RadRopeTM.

The Company has received input from potential customers, in response to which the patent owner made modification/updates to the device. In January 2008, the Company received new schematics for the device. These schematics reflect the next generation of the device with some minor modifications to both the hardware and software. Management has made the determination that it is in the Company’s best interest to sell the new generation of the product, in order to minimize needs for parts, maintenance and support upgrades. The costs for these upcoming modifications and updates are to be borne by the patent owner and are expected to be inconsequential. The Company currently anticipates that this second stage of research and development should be completed by the end of the 2008 fiscal year or within the 1st quarter of 2009. The Company is exploring manufacturing options for the device and expects to finalize negotiations with its vendors by the middle of 2009. It also expects to be marketing the device at the beginning of the 3rd quarter of 2009, subject to the requirements of any potential purchaser, with delivery in the fourth quarter of 2009. The Company has been examining potential marketing and cross-marketing opportunities with other technology companies with respect to the RadRope™. The Company believes the costs to produce the product will be covered by the deposits obtained from orders received for the device. However, there can be no assurances that the prototype will be marketable without additional revisions, improvements and resulting expenses for the Company. There is no assurance that the Company will be able to secure funding necessary to cover any expenses it may incur in marketing the product.  In the event the prototype is not marketable or additional funding sources are not identified, the value of the patent rights may become impaired.

Discontinued Operations

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations (see note 1).

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

As a result of the Strict Foreclosure Agreement, the Company extinguished secured convertible debt in the amount of $3,826,068, which consisted of $2,084,400 in principal, accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date.  Additionally, in connection with the Strict Foreclosure Agreement and the discontinued operations, the Company was also relieved of $2,083,623 of additional liabilities.  Those liabilities primarily arise from:

•	$800,000 of notes payable;
•	$444,000 of with respect to certain outstanding obligations of the Company existing as of May 13, 2008 (the “Cash Overflows”);
•	$187,946 of accounts payable and credit card obligations;
•	$210,000 from the Pacer loan;
•	$148,000 of derivative liabilities;
•	$71,000 of other notes;
•	$179,287 of capital leases; and
•	$43,428 of other remaining liabilities.

In accordance with SFAS 144, the Company has classified the results of its Cargo Connection subsidiary as “discontinued operations” in the condensed consolidated statements of operations.

As of September 30, 2008, in connection with the discontinued operations, the Company had a total gain of $4,851,019.  The following is a summary of the $4,851,019 gain from discontinued operations:

Add: total debt assumed under Strict Foreclosure Agreement	$5,909,690
Less: total assets assumed under Strict Foreclosure Agreement	(1,283,113)
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	4,626,577
Gain from operations of discontinued entity	224,442
Gain from discontinued operations	$4,851,019

The Company has also has projected that it would utilize approximately $2,700,000 of its net operating loss carry forward due to the gain recognized from discontinued operations of $4,851,019 (see Note 17).

In addition, management of the Company had determined that as of July 18, 2008, it’s Cargo Connection Logistics – International subsidiary would cease operations at its facility in Illinois.  Further, it is considering whether the Cargo International operations as a whole should cease operations and will take time to determine the feasibility of its continuing operations.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009.

NOTE 6 - FACTORING FACILITIES

Effective November 20, 2007, Cargo Connection had entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with WFBA; and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement") and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement").  The Amended Transfer Agreement provided that WFBA would serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000.  The obligations of Cargo Connection to WFBA are guaranteed by the Company and the executive officers of the Company.  In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer has assumed Cargo Connection’s liabilities to WFBA.  The factoring facility has been paid off and all receivables have been collected as of September 30, 2008.

NOTE 7 - NOTES RECEIVABLE

On November 21, 2007, the Company entered into a $300,000 note receivable with Fleet Global Services, Inc. (“Fleet”).  The note bears interest at 11% per annum and matures on November 21, 2008.  As of September 30, 2008 and December 31, 2007, the balance outstanding on the note is $-0- and $300,000, respectively.  Interest accrued on the note for the nine months ended September 30, 2008 amounted to $11,992.  The total amount due on the note, plus accrued interest, in the amount of $311,992 was assigned to Pacer pursuant to the Strict Foreclosure Agreement.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

On September 20, 2007, Cargo International acquired seven forklifts under a non-cancelable capital lease with a capitalized cost of $160,596 to be used in the operations of the Company.  In connection with this purchase, the Company financed $129,168 of the purchase price under a capital lease obligation which had accumulated amortization, before the assumption of this lease by Pacer, of $32,119 and $8,030 as of September 30, 2008 and December 31, 2007, respectively.  The lease had an interest rate of 22.275% per annum, matures on September 20, 2011, and required monthly payments of $4,089.  The Company was current with its payments on the lease and, the forklifts and the associated capital lease have been assumed by Pacer Logistics as of September 20, 2008 as is being treated as part of the foreclosure.  As a result of this assumption, the Company has a loss on extinguishment of debt in connection with forbearance for consideration of discontinued operations of $6,690.

As of September 30, 2008 and December 31, 2007, the aggregate future minimum annual lease payments under these leases are as follows:

	As of	As of
Year Ending September 30 and December 31,	September 30, 2008	December 31, 2007
2008	$-	$49.066
2009	-	49,066
2010	-	49,066
2011	-	36,780
2012	-	-
Total payments	-	183,978
Less: amount representing interest	-	(59,977)
Net present value of capital lease obligations	-	124,001
Less: current portion	-	(23,778)
Long-term portion	$-	$100,223

NOTE 9 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless there is an executed agreement put into place for the repayment of these funds. The Company may be required to enter into settlement agreements with the lenders unless other sources of capital can be obtained.

In addition, the Company entered into insurance premium financing arrangements with two providers with balances due to the providers of $277,614 and $138,158 as of September 30, 2008 and December 31, 2007, respectively. These obligations are reported as part of current liabilities of discontinued operations. The Company is in default on its insurance notes.

The following table details the balance of the Due to Others account as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Loan from Ferro	$-0-	$130,000
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
	1,120,000	1,250,000

Due to Avalon Insurance Co.	276,536	128,140
Due to Premium Financing Special	1,078	10,018
	277,614	138,158

Total account balance	$1,397,614	$1,388,158

On May 27, 2008, the Company, pursuant to an Equity Exchange Agreement, issued 250,000,000 shares of Common Stock to Rosemary Ferro as repayment for a loan in the principal amount of $130,000.  The Company recorded $120,000 as a loss on extinguishment of debt in connection with the issuance of these shares.

NOTE 10 - NOTES PAYABLE

In May 2003, the Company entered into a loan agreement with U.S. Small Business Administration (“SBA”) whereby the Company obtained a $90,200 loan for working capital purposes (the “SBA Loan”).  The note was collateralized by substantially all the assets of Cargo Connection and was supported by the personal guarantees of certain former executive officers of Cargo Connection.  In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer assumed this loan.  This Note was paid off and the SBA acknowledged it was satisfied on July 29, 2008.

Effective January 1, 2007, Cargo International entered into a four year term loan with HSBC Bank (the “HSBC Loan”).   This obligation was collateralized by all of the assets of Cargo International and is guaranteed by certain of the executive officers of the Company.  In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer assumed this loan.

On April 17, 2007, Cargo International borrowed $100,000 from Parkside Properties, Inc., to assist in short term cash flow needs of the Company. Cargo International issued the lender a promissory note in such principal amount. This note bore interest at the annual rate of 12% and matured on July 10, 2007. The Company repaid this note in full, including accrued interest through July 31, 2008 of $15,499.

On June 30, 2007, the Company issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company has accrued interest of $22,532 as of September 30,2008.

On December 31, 2007, the Company issued a promissory note in the principal amount of $800,000 to Emplify HR Services, Inc. (“Emplify”) (the “Emplify Promissory Note”), evidencing payroll advances previously extended by Emplify to the Company. Concurrently with the issuance of the note: (i) the Company entered into a security agreement with Emplify, pursuant to which it granted to Emplify a security interest in all of their respective assets; and (ii) Cargo Connection and Cargo International entered into a Guaranty of Payment Agreement pursuant to which Cargo Connection and Cargo International agreed to guarantee the Company's payment obligations under the note. On May 13, 2008, the Company entered into a General Release Agreement with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. The Company has accrued interest of $352 as of September 30, 2008.

At September 30, 2008 and December 31, 2007, future minimum annual principal payments on the above notes are as follows:

Year Ending September 30 and December 31,	As of September 30, 2008	As of December 31, 2007

2008	$-	$278,228
2009	225,000	409,892
2010	-	231,301
2011	-	234,764
2012	-	20,858
	$225,000	$1,175,043

The following table details the Notes Payable as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008	As of December 31, 2007
Emplify	$-	$800,000
HSBC Bank	-	75,043
Target Temporaries	200,000	200,000
Parkside Properties	-	100,000
Brainard	25,000	-
Total	$225,000	$1,175,043
Less: Current portion	225,000	278,228
Long-term portion	$-	$896,815

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

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133.  The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option.  The value of the embedded derivative liability, in the amount of $15,909 as of September 30, 2008 (see Note 12), was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2007.

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

The liquidated damages liability accrues monthly at a rate equal to 2% of the outstanding principal amount due under the Montgomery Debentures.  As of March 31, 2008 and December 31, 2007, the rate of the liquidated damages liability is being calculated at approximately $45,000 per month.  As of September 30, 2008 and December 31, 2007, the Company had recognized an aggregate $-0- and $1,030,540 liability, respectively, for these liquidated damages, of which $396,000 has been recorded as a cumulative effect adjustment against retained earnings as of December 31, 2007, in conformity with EITF 00-19-2.  The Company believes that the liquidated damages liability has been satisfied pursuant to the Strict Foreclosure Agreement.

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

As of September 30, 2008 and December 31, 2007, the cumulative principal amount of the Montgomery Debentures that has been satisfied pursuant to common stock conversions was $312,100 and $140,000, respectively.

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

Also in connection with the Strict Foreclosure Agreement, the Company, Cargo Connection and Cargo International entered into a General Release Agreement dated May 13, 2008 with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities in connection with the Emplify Promissory Note.

The Company, subsequent to this transaction, has discontinued the operations of its Cargo Connection subsidiary, as the business could no longer operate without its assets, which included its cash accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers, which were all assigned to Pacer Logistics, LLC pursuant to the Strict Foreclosure Agreement.

NOTE 12 - FINANCIAL INSTRUMENTS (“Compound Embedded Derivative Liability”)

The following table describes the liability for financial instruments for the nine months ending September 30, 2008:

Financial	Balances			Mark to	Balances
Instrument	as of		Other	Market	as of
Liability	12/31/2007	Additions	Adjustments	Adjustments	9/30/2008

Management Note	$14,286	$-	$-	$1,623	$15,909
Montgomery Note	947,143	-	(196,551)	(750,592)	-
Montgomery Warrants	1,926	-	-	(1,875)	51
YA Global Note	34,388	-	(25,934)	(8,454)	-

Totals	$997,743	$-	$(222,485)	$(759,298)	$15,960

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Presently, the Company does not match any portion of the participant’s contributions as per the provisions of the plan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company had entered into non-cancelable operating leases for offices and warehouse space in several states including Illinois, New York, Ohio, Florida and Georgia. Additionally, the Company leased equipment and trucks under non-cancelable operating leases. The leases were subject to escalation for the Company’s proportionate share of increases in real estate taxes and certain other operating expenses. Pursuant to the Strict Foreclosure Agreement, and in light of Pacer’s continued operating of the former business of Cargo Connection at those locations and its assumption of the operating lease with Sun-Bridge Capital for forklifts, the Company now has a primary obligation under the lease for the premises in Illinois for Cargo International. However, Cargo International had vacated the Illinois facility as of July 18, 2008 (see next paragraph).

As of January 11, 2008, Cargo International entered into a Commercial Lease Agreement (the “MP Cargo Lease”) with MP Cargo ORD Property LLC, a Delaware limited liability company, for Cargo International's commercial use of the premises located at 491 Supreme Drive, Bensenville, Illinois (the "Premises"). The lease was for a term of ten years and called for annual rent in the amount of $600,000 for the first two years, with bi-annual increases thereafter throughout the term of the lease, which was paid on a monthly basis. As an inducement for the landlord to enter into the lease and concurrently therewith: (i) the Company issued a Guaranty of Lease dated as of January 11, 2008 (the "Corporate Guaranty”); and (ii) Jesse Dobrinsky, then the Chief Executive Officer of the Company, issued a Personal Guaranty of the lease dated as of January 11, 2008 (the "Dobrinsky Personal Guaranty"; and, together with the Corporate Guaranty, collectively the "Guarantees"), in each case in favor of the landlord, guaranteeing all of Cargo International's obligations under the lease. As of July 18, 2008, Cargo International has vacated the premises under an order of eviction from the landlord stemming from a failure to pay the rental amount due in May 2008 and then subsequently in June 2008. On September 19, 2008, the Company received notification of MP Cargo’s Request for Judicial Intervention brought in New York State Supreme Court, Nassau County on September 11, 2008 seeking a judgment in the amount of $258,551.

Rent expense (inclusive of amortization of straight line expense) accrued to operations for office and warehouse space for the nine months ended September 30, 2008 and 2007 amounted to $446,600 and $73,000, respectively. Rent expense accrued to operations for trucks and equipment for the nine months ended September 30, 2008 and 2007 amounted to $17,146 and $7,386, respectively, for continuing operations.

The Company recognizes rent expense based upon the straight-line method, which adjusts for rent abatements and future rent increases.  In connection with future minimum lease payments, the amount of the liability for deferred rent was $-0- and $-0- at September 30, 2008 and December 31, 2007, respectively, for continuing operations.

Litigation

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc., which was brought in New York State Supreme Court, Nassau County.  The action sought payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006.  This case was settled for $8,000 in June 2008 and called for payment to be made by Cargo International in August 2008, which has not been paid to date.

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

On May 22, 2008, Cargo-International received a notice, dated May 14, 2008 (the “Notice”) from counsel for MP Cargo that Cargo-International failed to pay the monthly payments required pursuant to the terms of the MP Cargo Lease.  The letter demanded that Cargo-International pay a sum of $63,800 within ten (10) days in order to cure the default.  The notice provided that pursuant to the terms of the MP Cargo Lease and upon the failure to cure the default, Cargo-International’s right to possession of the premises would be terminated.  The MP Cargo Lease provided MP Cargo with the right to terminate the Lease and accelerate all payments due under the Lease, less fair rental value of the Premises for the remainder of the Term.  Subsequently, a suit was filed on May 29, 2008 under the caption MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois) seeking a judgment in the amount of $258,551.  MP Cargo received this default judgment on August 5, 2008.  On September 19, 2008, Cargo Holdings and Cargo International each received notification of MP Cargo’s Request for Judicial Intervention brought in New York State Supreme Court, Nassau County on September 11, 2008.

On July 21, 2008 Cargo Connection received a summons and complaint in connection with the action entitled All Island Truck Leasing Corp. v. Cargo Connection Logistics Holding, Inc. and/or Cargo Connection Logistics Corp and/or Cargo Connection Logistics – International, Inc. and William O’Connell, which was brought in New York State Supreme Court, Nassau County on or about April 30, 2008.  The action seeks payment of $83,624 relating to services provided to an entity known as Chevalier Transportation, Inc., which is an entity Mr. O’Connell, a former employee of Cargo Connection, had once been employed with, for outstanding balances due to All Island by Chevalier.  The Company believed that this case was without merit and had nothing to do with the Company and its operations.  The Company had filed a motion to dismiss on September 26, 2008 and it was granted on November 3, 2008.

On August 1, 2008 Cargo Connection received a summons and complaint in connection with the action entitled Lazzar Transportation, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 6, 2008.  The action seeks payment of $80,473, relating to services provided to Cargo Connection by Lazzar between July 2005 and October 2005, which have allegedly never been paid to Lazzar.  The Company believes that this case is without merit and intends to vigorously contest this matter to the extent its resources permit.

On August 8, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Industrial Staffing Services, Inc. v. Cargo Connection Logistics Corp., which was brought in the Circuit Court, Cook County, Illinois on or about July 30, 2008.  The alleged action for breach of contract seeks payment in the amount of $40,169.

On August 14, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Total Protective Security, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 17, 2008.  The alleged action for non-payment for services rendered seeks payment in the amount of $51,362.

On or about September 10, 2008 Mid-Coast Management Inc. (n/k/a Cargo Connection Logistics International, Inc.) and Cargo Connection Logistics Corp. received a summons and complaint in connection with an action entitled Star Leasing Co. v. Mid-Coast Management, Inc. and Cargo Connection Logistics Corp. and John Doe, which was brought in Civil Court, Franklin County, Columbus, Ohio (case number: 08CVH-06-8877) on or about June 19, 2008.  The action seeks payment of $67,725, relating to the alleged amount owed for principal on trailer equipment leased to Cargo Connection.

On or about September 12, 2008, Cargo Connection Logistics Corp. received a Small Claims Summons from the Superior Court of New Jersey in connection with an action entitled Commercial Trailer Leasing, Inc. v. Cargo Connection Logistics Corp., (docket number: SC-002022-08) on or about August 25, 2008.  The action seeks payment of $3,000, relating to the alleged amount owed for non-payment of outstanding invoices.

On or about September 19, 2008, Cargo Connection received a summons in connection with an action entitled National Bankers Trust Corporation v. Cargo Connection Logistics Corp., which was brought in the General Sessions Court of Shelby County, Memphis, Tennessee on or about August 21, 2008.  The action seeks payment of $25,000, relating to an alleged breach of contact.

On or about October 16, 2008 the Company received a summons and complaint in connection with an action entitled Avalon Risk Management, Inc. v. Cargo Connection Logistics Corp.; Cargo Connection Logistics Holding, Inc.; Cargo Connection Logistics International Inc., which was brought in New York State Supreme Court, Nassau County on or about September 10, 2008.  The action seeks payment of $344,540, relating to services provided by Avalon to the companies through securing certain policies of insurance through two other insurance companies.

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

On May 27, 2008, the Company, pursuant to an Equity Exchange Agreement, the Company issued 250,000,000 shares of Common Stock to Rosemary Ferro as repayment for a loan in the principal amount of $130,000.  The Company recorded $120,000 as a loss on extinguishment of debt in connection with the issuance of these shares.

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

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company was owed $30,500 and $66,728 from employees of the Company as of September 30, 2008 and December 31, 2007, respectively.  These amounts are non-interest bearing and do not have formal repayment terms.

As of September 30, 2008 and December 31, 2007, the Company owed an aggregate of $134,000 and $-0-, respectively to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for workers capital.  This loan was to Cargo Connection and has been assumed by Cargo Connection Holdings.

Effective as of January 31, 2005, Underwing, a Delaware limited liability company controlled by Jesse Dobrinsky, Scott Goodman and John L. Udell, three of the executive officers of the Company, entered into a ten-year lease for a 92,000 square foot facility located in Bensenville, Illinois (the “Bensenville Lease”), with the intention of initially subleasing a portion of the facility to the Company and the remaining portions to third parties on short-term basis until the Company needed to sublease such remainder of the facility. Underwing intended to sublet the facility to the Company and other sub-tenants at market-comparable rental rates and as of May 1, 2007 Cargo International and Underwing entered into a sublease agreement (the “Sublease Agreement”). The owner of the facility, MP Cargo ORD Property, LLC as a condition to leasing the facility to Underwing, thereby making the facility available to the Company for subletting, demanded that the Company agree to guaranty all of Underwing’s obligations under the Bensenville Lease pursuant to a Guaranty of Lease, dated as of January 31, 2005 (the “Guaranty”). No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing had not made any rental payments under the Bensenville Lease, although the rent began to accrue as of February 2006. It was the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007. On January 11, 2008 the above mentioned lease and Sublease Agreement was terminated and simultaneous therewith Cargo International entered into a ten year commercial lease agreement directly with MP Cargo ORD Property, LLC. (see note 14). As a result of this transaction, the guaranteed rental payments that the Company had recorded on its books relating to the guarantee of the lease payments of Underwing have been reversed in the amount of $900,000 at December 31, 2007 and there is no further obligation.

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

On December 31, 2007, the Company issued the Emplify Promissory Note, evidencing advances previously extended by Emplify to the Company.  The Emplify Note bears interest at a rate of 12% per annum, requires equal monthly amortization payments and matures on January 1, 2012.  Emplify provided payroll and human resource services to the Company.  Emplify owns a 49% interest in ITG, of which the Company owns 51%.  Ivan Dobrin, a principal shareholder of Emplify, is the brother of Jesse Dobrinsky, the Company's director and former CEO.  On May 13, 2008, the Company, Cargo Connection and Cargo International entered into a General Release Agreement with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities of the Emplify Promissory Note and in connection therewith the obligations of the Security Agreement, dated as of December 31, 2007 with Emplify (the “Emplify Security Agreement”) and guaranty of payment, dated December 31, 2007 (the “Emplify Guaranty”; and together with the Emplify Promissory Note and Emplify Security Agreement, the “Emplify Documents”) issued by Cargo Connection and Cargo International.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection.  In addition, the current members of the Board of Directors serve without compensation.

NOTE 17 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  Significant components of the Company's net deferred income tax assets and liabilities as of September 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Deferred tax asset
Net operating loss carryforward	$3,541,000	$2,594,000
Deferred rent	-	415,000
Accrued compensation	297,000	123,000
Asset reserves and other items	1,000	74,000
Total deferred tax asset	3,839,000	3,206,000
Less valuation allowance	(3,839,000)	(3,206,000)
Total net deferred tax asset	$-	$-

The Company had net operating loss carryforwards of approximately $6,700,000 at December 31, 2007 that is available to offset future taxable income.  As of September 30, 2008, there is a remaining carryforward of approximately $330,000 available to offset the future taxable income.  The Company has concluded that a full valuation allowance is appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future. The Company expects to utilize approximately $1,468,000 of its deferred tax asset in connection with the income primarily generated from the discontinued operation.  This will have no effect on the current statement of operations as it is offset by a corresponding reduction in the valuation allowance.

The Company had approximately $6,700,000 of tax loss carryforward (“NOL”s) as of December 31, 2007 and currently as of September 30, 2008 has approximately $2,800,000. The scheduled expiration of such NOL’s is as follows:

For the Period Ended	2008	2007
2025	119,277	4,000,000
2026	3,000,000	3,000,000
2027	(318,000)	(318,000)
Total	2,801,277	6,682,000

Income taxes computed at the statutory rate for the period ended September 30, 2008 and the year ended December 31, 2007 differ from amounts provided as follows:

	2008	2007
Tax provision (benefit) at statutory rate	34%	-34%
State and local taxes, net of federal benefit	-2%	-3%
Derivative expenses	-46%	16%
Change in valuation allowance	13%	21%

Effective income tax rate	0%	0%

NOTE 18 - SUBSEQUENT EVENTS

None

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in our annual report on Form 10-KSB and 10-KSB/A for the fiscal year ended December 31, 2007, in our quarterly report on Form 10-Q/A for the period ended March 31, 2008 and our quarterly report on Form 10-Q for the period ending June 30, 2008.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Cargo Connection Logistics Holding, Inc. and its consolidated subsidiaries unless the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2008.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause the Company’s actual results to be materially different from any future results, express or implied, by such forward-looking statements.  Factors that could cause the Company’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

Statements in this Quarterly Report and the exhibits hereto should be evaluated in light of these important factors.  The Company is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.  Readers should consult any further disclosures on related subjects in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and any subsequent filings with the SEC.  Effective February 4, 2008, the Company will no longer be filing Form 10-KSB and 10-QSB, but instead will be filing Form 10-K and 10-Q, due to changes in the Securities Act of 1933, as amended and the Securities Exchange Act of 1934.

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

As a result of the Strict Foreclosure Agreement, the Company extinguished secured convertible debt in the amount of $3,826,068, which consisted of $2,084,400 in principal, accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date.  Additionally, in connection with the Strict Foreclosure Agreement and the discontinued operations, the Company was also relieved of $2,083,623 of additional liabilities.  Those liabilities primarily arise from:

•	$800,000 of notes payable;
•	$444,000 of with respect to certain outstanding obligations of the Company existing as of May 13, 2008 (the “Cash Overflows”);
•	$187,946 of accounts payable and credit card obligations;
•	$210,000 from the Pacer loan;
•	$148,000 of derivative liabilities;
•	$71,000 of other notes;
•	$179,287 of capital leases; and
•	$43,428 of other remaining liabilities.

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

The Company anticipates that the device, to which modifications are being made based upon the input received from potential customers, should be completed by the end of 2008 or within the 1st quarter of 2009.  It also believes that its marketing of the device should occur by the the 3rd quarter of 2009 with delivery by the end of 2009, though there can be no assurances that the revised product will be marketable without additional revisions, improvements and possible resulting expenses to the Company. It may become necessary for the Company to find alternative sources of funding to cover the expense of marketing the product. In the event  this does occur, the Company may attempt to sell its patent license.

The Company has begun investigating the production process with vendors on the manufacturing of the device and expects to complete negotiations by the end of the 2nd quarter  of 2009.  The Company also believes the marketing of the RadRope™ product will not be exclusive to the governmental agencies noted above.  The technology itself can be transferred from a portable device to accommodate fixed portals in airports, train stations, ports of embarkation for ocean vessels, etc.  The Company believes that as the functionality of the device and its uses increases, it will be deployable in diverse applications, and that potential customers include government and private purchases, both domestically in the U.S. and internationally.  The Company expects that when the deployment of the RadRope™ product commences, the Company will generate revenues through product sales and software licensing and support, software upgrades for the device and the sale of spare parts.  The Company believes that once an order for the RadRope™ product is placed with NMDT, the required deposits associated with the device would fund the Company’s preparation for the initial setup and production of both manufacturing and support operations.  The production and deployment time of the device is expected to be between 90 and 120 days.  This includes the purchasing of all components and the required waterproof housing necessary for the device for its most complex application.

The Company anticipates that NMDT’s cash flow needs will be addressed through deposits to be received for products which are sold to customers.  Research and development and preliminary selling, general and administrative costs have been paid for by the patent owner.  The Company believes that it will be able to sell each unit of the RadRope™ product, in its most complex application, for approximately $10,000, as compared to approximately $100,000 for any roughly competitive product.  As the RadRope™ product evolves and the applications diversify, the Company expects that the costs of each application will vary depending upon the size and scope of the application needed.  The Company’s estimates of future cash flows are based on the RadRope™ product's cost-effectiveness and the interest already communicated to the Company.  The Company estimates that its cost to create one unit of the RadRope™ devices will be approximately $2,000 (including material costs, labor, lab testing, field testing, and transportation costs).  The Company believes that it should be able to sell at least 250 units per year, which would represent sales of approximately $2,500,000 per year, with potential net profit of $1,900,000 per year, from the sale of the RadRope™ product, after taking into account an estimate of approximately $100,000 in selling, general and administrative expenses for this business in its first year of product sales.  The Company is examining potential marketing and cross marketing opportunities with other technology companies with respect to the RadRope™. In the event the prototype is not marketable or additional funding sources are not identified, the value of the patent rights may become impaired.

There have been no material developments with respect to NMDT since the filing of the Company’s report on Form 10-Q for the period ended June 30, 2008.

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
Cargo International

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

The Company had two handling agreements which it had entered into in April 2007.  These agreements had added revenue to the revenue stream that had been lacking for Cargo International’s Illinois facility and had repositioned the Company to perform its services for customers in industries outside its normal scope.  However, lacking the complementary efforts of its sister division, Cargo Connection, which had been able to add additional revenue from its services and its customer base, Cargo International was not able to pay its rent at the Illinois facility beginning in May 2008.  The landlord, MP Cargo ORD, obtained an order of eviction against the Cargo International and Cargo International agreed to vacate the facility on July 18, 2008, after it assured that its customers’ goods were moved from the premises.  As of that date, Cargo International ceased its operations performed at the Illinois facility.  On September 19, 2008, the Company received notification of MP Cargo’s Request for Judicial Intervention, brought in New York State Supreme Court, Nassau County on September 11, 2008, seeking a judgment in the amount of $258,551.Further, the Company is considering whether to discontinue the operations of Cargo International as a whole and will consider the feasibility of continuing its operations.

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

Overview

As a result of the foreclosure by Pacer on substantially all of assets of Cargo Connection and management’s decision to cease operations of Cargo International’s Illinois facility, and Cargo Connection becoming a discontinued operation and the feasibility that Cargo International may become one, the Company expects its future revenues to decline significantly and expects NMDT to constitute the Company’s core operations in the future. As a result, despite related decrease in debt and operating expenses, the Company expects to generate losses from operations unless and until the Company’s operations begin to generate positive cash flow in amounts exceeding the Company’s overhead. The Company also intends to pursue opportunities to acquire additional business.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues.

Revenues from operations for the nine months ended September 30, 2008, were $829,502, compared with $404,679 for the nine months ended September 30, 2007, an increase of $424,823, or 105%, due to an increase in revenue generated through Cargo International’s Illinois facility and the two handling agreements that the Company entered into in April 2007.

Direct Operating Expenses.

Direct operating expenses for the nine months ended September 30, 2008 were $448,222, as compared to $289,349 for the nine months ended September 30, 2007, an increase of $158,873 or 54.9%, primarily due to:

•	an increase of $195,395 in outside carrier and handling costs, and
•	an increase of $10,000 in direct labor costs,
•	an increase of 2,525 in truck and trailer expenses

which was offset by:

•	a decrease of $45,784 in warehouse expenses.

As a percentage of revenue, the direct expenses decreased to 54% in 2008 from 71.5% in 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $1,281,213 for the nine months ended September 30, 2008, compared with $988,659 for the nine months ended September 30, 2007, an increase of $292,554, or 29.6%, primarily as a result of:

•	an increase of $246,100 in our rent expense, which is mostly derived from the expense associated with our Illinois facility,
•	an increase of $140,616 in consulting and professional fees associated with being a public entity and defending lawsuits against the Company,
•	an increase in utilities of 33,594 ,
•	an increase in depreciation expense of $24,089,
•	an increase of $19,090 in wages,
•	an increase of $16,187 in associated benefits and taxes, due to an increase in the number of employees at the Illinois facility for the business that began in May 2007,
•	an increase in bad debt expense of $11,899,
•	an increase of $8,096 in repairs and maintenance, and
•	Other SG&A expenses of 5,530.

which more than offset:

•	a decrease of $180,000 in Guaranteed Rental Expense which was associated with the former MP Cargo Lease that has now been cancelled,
•	a decrease of $17,796 in insurance expenses, and
•	a decrease in selling, promotional and travel expenses of $14,851.

Depreciation and Amortization.

Depreciation and amortization expense for the nine months ended September 30, 2008 was $24,089, as compared to $-0- in the nine months ended September 30, 2007 for continuing operations, due to the addition of forklifts in the Illinois facility.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $899,933 for the nine months ended September 30, 2008, compared to a loss from continuing operations of $873,329 for the nine months ended September 30, 2007, an increase of $26,604 or 3%.  As a percentage of revenue, the loss from operations represented 108.5% of revenues in 2008, as compared to 215.8% in 2007.  Of the $899,933 loss from operations for the nine months ended September 30, 2008, Cargo International had a loss of $366,908, Cargo Holdings had a loss of $532,690, and NMDT had a loss of $335.

Net Interest Expense.

The Company’s net interest and financing expenses was $242,941 for the nine months ended September 30, 2008, as compared to $1,850,560 for the nine months ended September 30, 2007, a decrease of $1,607,619, or 86.9%, primarily from lower associated interest costs due to debenture conversions that occurred in the nine months ended September 30, 2007 and note repayments this year, which reduced the aggregate principal balance of outstanding convertible notes, along with a decrease in interest financing expenses in accordance with EITF 00-19-02.

Net Income (Loss)

For the nine months ended September 30, 2008, the Company incurred a net gain of $3,669,442, compared to a net loss of ($1,905,782) for the nine months ended September 30, 2007, an increase in income of $5,575,224, or 292.5%, primarily as a result of:

•	a gain of $4,626,577 relating to debt forgiveness in connection with the Strict Foreclosure Agreement,
•	a decrease of $1,607,619 relating to interest expense,
•	an increase in revenue of $424,823 from operations, and
•	a decrease of $396,000 relating to the cumulative effect on prior years change in accounting principles which more than offset:

•	an increase in direct operating expenses of $158,873,
•	an increase in indirect operating expenses of $292,554,
•	an increase in loss from debt extinguishment of $38,153, and
•	a decrease of $989,900 in gains associated with the discontinued operations of Cargo Connection.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues.

Revenues from continuing operations for the three months ended September 30, 2008, were $150,684, compared with $284,488 for the three months ended September 30, 2007, a decrease of $133,804, or 47%, mostly due to an decrease in direct warehousing revenue of 90,574 and decreased transportation related revenue in excess of $42,530.

Direct Operating Expenses.

Direct operating expenses for the three months ended September 30, 2008 were $19,649, as compared to $197,848 for continued operations for the three months ended September 30, 2007, a decrease of $178,199 or 90.1%, primarily due to:

•	a decrease of $78,530 in direct labor costs,
•	a decrease of $65,250 in warehouse expenses,
•	a decrease of $25,894 in transportation related costs, and
•	a decrease of $8,525 in truck and trailer expenses,

As a percentage of revenue, the direct expenses decreased to 13.0% in 2008 from 69.5% in 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $232,774 for the three months ended September 30, 2008, compared with $218,879 for the three months ended September 30, 2007, an increase of $13,895, or 6.3%, primarily as a result of:

•	an increase of $32,319 in wages and associated benefits and taxes,
•	an increase of 90,000 in guaranteed rental expenses,
•	an increase of $11,649 of bad debt allowance and
•	an increase in depreciation of $8,030,

which more than offset:

•	a decrease of $63,700 in rent expenses,
•	a decrease of approximately $27,920 in consulting and professional fees,
•	a decease of $16,654 in utilities,
•	a decrease in payroll related benefits and taxes of $9,558,
•	a decrease in insurance expense of $6,796 and
•	a decrease in travel expenses of $3,471.

Depreciation and Amortization.

Depreciation and amortization expense for the three months ended September 30, 2008 was $8,030, as compared to $-0- in the three months ended September 30, 2007.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $101,739 for the three months ended September 30, 2008, compared to a loss from continuing operations of $132,239 for the three months ended September 30, 2007, a decrease of $30,500 or 23.1%.  As a percentage of revenue, the loss from operations represented 67.5% of revenues in 2008, as compared to 46.5% in 2007.  Of the $101,739 loss from continuing operations for the three months ended September 30, 2008, Cargo International had a loss of $11,784, and Cargo Holdings had a loss of $89,955.

Net Interest Expense.

The Company’s net interest and financing expenses was $13,891 for the three months ended September 30, 2008, as compared to $818,728 for the three months ended September 30, 2007, a decrease of $804,837, or 98.3%, primarily from lower associated interest costs due to debenture conversions that occurred in the three months ended September 30, 2007, and note redemptions this quarter, which reduced the aggregate principal balance of outstanding convertible notes, along with a decrease in interest financing expenses in accordance with EITF 00-19-02

Net Income.

For the three months ended September 30, 2008, the Company had a net loss of $141,159, compared to a net loss of $972,448 for the three months ended September 30, 2007, a decrease of $831,289, or 85.5%, primarily as a result of:

•	a decrease of $804,837 relating to interest expense
•	a gain of $183,339 relating to debt forgiveness in connection with the Strict Foreclosure Agreement,
•	a decrease in direct operating expenses of $178,199
•	an increase of $22,894 in gains associated with the discontinued operations of Cargo Connection,

which more than offset:

•	a decrease in income tax benefits of $211,281,
•	a decrease in revenue of $133,804 from continuing operations, and
•	an increase of $13,895 in indirect operating expenses

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $7,092,787 as of September 30, 2008.  The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital.  The Company had tried to increase its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and had to raise capital to assist in meeting its working capital needs.

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

On August 21, 2008, the Company issued a promissory note in the principal amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs.  The note bears interest at a rate of 12% per annum and has a maturity date of August 19, 2009.  The Company has repaid a promissory note to a related party in full for the balance of the note, including accrued interest, through July 31, 2008, in the amount of $115,499 at the beginning of August 2008.

The Company believes that the foreclosure transaction was in our best interest as we have extinguished approximately $5,909,691 of indebtedness, while we were able to retain a modest amount of cash and a portion of our business and avoid, in the short-term, an otherwise likely bankruptcy filing.

The Company’s available cash at September 30, 2008 was $26,853.  During the nine month period ending September 30, 2008, the Company used net cash in operating activities of $212,712, compared with $409,587 in 2007, a decrease of $196,875 or 48.1%.

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

The Company incurred a net loss attributable to common stockholders before discontinued operations of $1,181,577 compared to a net loss of $3,120,124 for the nine months ended September 30, 2008 and 2007, respectively, after taking into account both the cumulative effect of the adjustment for prior year’s adjustment for compliance with EITF 00-19-2, “Accounting for Derivative Financial Instruments Indexed to, And Potentially Settled In, A Company’s Own Stock (“EITF 00-19-2”)”.  The Company has a working capital deficiency of $7,092,787 and an accumulated deficit of $11,935,757 at September 30, 2008 and expects that it will incur additional losses in the immediate future.  The Company’s operations have been severely curtailed after its compliance with the “Strict Foreclosure Agreement” (see Note 1).  Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt.  Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability for its continuing operations.  However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability.  There can be no assurance that additional funding will be available when needed or, if available, that arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

To assist with the Company’s short term cash flow needs, the Company received aggregate advances of $200,000 from Pacer in April 2008.  These funds were a short term working capital loan provided by Pacer as part of the Company’s acknowledgement of the assignment of the Secured Subordinated Debentures which were held by YA Global Investments and were now held by Pacer.  During the nine month period ending September 30, 2008, the Company had net cash provided by financing activities of $137,903, compared to $32,190 in 2007, an increase of $105,713 of 328.4%.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements or obligations.

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

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company's management was unable to complete its documentation and testing of all internal controls.  Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2008.

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

•
Ineffective controls related to the Company’s ability timely file as required by the Exchange Act:  Management has failed to timely file the Company’s periodic report on Form 10-Q for the period ended September 30, 2008.  Additionally, the Company has failed to timely file previous reports within the last twenty four months.  These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of September 30, 2008.

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

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics Holding, Inc., which was brought in New York State Supreme Court, Nassau County.  The action sought payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006.  This case was settled for $8,000 in June 2008 and called for payment to be made by Cargo International in August 2008, which has not been paid to date.

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

On May 22, 2008, Cargo-International received a notice, dated May 14, 2008 (the “Notice”) from counsel for MP Cargo that Cargo-International failed to pay the monthly payments required pursuant to the terms of the MP Cargo Lease.  The letter demanded that Cargo-International pay a sum of $63,800 within ten (10) days in order to cure the default.  The notice provided that pursuant to the terms of the MP Cargo Lease and upon the failure to cure the default, Cargo-International’s right to possession of the premises would be terminated.  The MP Cargo Lease provided MP Cargo with the right to terminate the Lease and accelerate all payments due under the Lease, less fair rental value of the Premises for the remainder of the Term.  Subsequently, a suit was filed on May 29, 2008 under the caption MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois) seeking a judgment in the amount of $258,551.  MP Cargo received this default judgment on August 5, 2008.  On September 19, 2008, Cargo Holdings and Cargo International each received notification of MP Cargo’s Request for Judicial Intervention brought in New York State Supreme Court, Nassau County on September 11, 2008.

On July 21, 2008 Cargo Connection received a summons and complaint in connection with the action entitled All Island Truck Leasing Corp. v. Cargo Connection Logistics Holding, Inc. and/or Cargo Connection Logistics Corp and/or Cargo Connection Logistics – International, Inc. and William O’Connell, which was brought in New York State Supreme Court, Nassau County on or about April 30, 2008.  The action seeks payment of $83,624 relating to services provided to an entity known as Chevalier Transportation, Inc., which is an entity Mr. O’Connell, a former employee of Cargo Connection, had once been employed with, for outstanding balances due to All Island by Chevalier.  The Company believed that this case was without merit and had nothing to do with the Company and its operations.  The Company had filed a motion to dismiss on September 26, 2008 and it was granted on November 3, 2008.

On August 1, 2008 Cargo Connection received a summons and complaint in connection with the action entitled Lazzar Transportation, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 6, 2008.  The action seeks payment of $80,473, relating to services provided to Cargo Connection by Lazzar between July 2005 and October 2005, which have allegedly never been paid to Lazzar.  The Company believes that this case is without merit and intends to vigorously contest this matter to the extent its resources permit.

On August 8, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Industrial Staffing Services, Inc. v. Cargo Connection Logistics Corp., which was brought in the Circuit Court, Cook County, Illinois on or about July 30, 2008.  The alleged action for breach of contract seeks payment in the amount of $40,169.

On August 14, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Total Protective Security, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 17, 2008.  The alleged action for non-payment for services rendered seeks payment in the amount of $51,362.

On or about September 10, 2008 Mid-Coast Management Inc. (n/k/a Cargo Connection Logistics International, Inc.) and Cargo Connection Logistics Corp. received a summons and complaint in connection with an action entitled Star Leasing Co. v. Mid-Coast Management, Inc. and Cargo Connection Logistics Corp. and John Doe, which was brought in Civil Court, Franklin County, Columbus, Ohio (case number: 08CVH-06-8877) on or about June 19, 2008.  The action seeks payment of $67,725, relating to the alleged amount owed for principal on trailer equipment leased to Cargo Connection.

On or about September 12, 2008, Cargo Connection Logistics Corp. received a Small Claims Summons from the Superior Court of New Jersey in connection with an action entitled Commercial Trailer Leasing, Inc. v. Cargo Connection Logistics Corp., (docket number: SC-002022-08) on or about August 25, 2008.  The action seeks payment of $3,000, relating to the alleged amount owed for non-payment of outstanding invoices.

On or about September 19, 2008, Cargo Connection received a summons in connection with an action entitled National Bankers Trust Corporation v. Cargo Connection Logistics Corp., which was brought in the General Sessions Court of Shelby County, Memphis, Tennessee on or about August 21, 2008.  The action seeks payment of $25,000, relating to an alleged breach of contact.

On or about October 16, 2008 the Company received a summons and complaint in connection with an action entitled Avalon Risk Management, Inc. v. Cargo Connection Logistics Corp.; Cargo Connection Logistics Holding, Inc.; Cargo Connection Logistics International Inc., which was brought in New York State Supreme Court, Nassau County on or about September 10, 2008.  The action seeks payment of $344,540, relating to services provided by Avalon to the companies through securing certain policies of insurance through two other insurance companies.

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

None

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

10.8
Agreement dated May 13, 2008, between Cargo Connection Logistics Holding, Inc. and Pacer Health Corp. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223)

10.9
Transitional Management and Operating Agreement dated May 13, 2008, between Cargo Connection Logistics Holding, Inc. and Pacer Logistics, LLC. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223)

10.10
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Jesse Dobrinsky. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223)

10.11
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Scott Goodman. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223)

10.12
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and John L. Udell. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223)

10.13
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Jay Finkelstein. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223)

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

Date.  November 14, 2008

CARGO CONNECTION LOGISTICS HOLDING, INC.

By:	/s/ Scott Goodman
Name:	Scott Goodman
Title:	Chief Executive Officer and Chief Financial Officer