Form 10-K
period 2008-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2010-12-17
CIK 1093819

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED
DECEMBER 31, 2008

Commission File No. 0-28223

CARGO CONNECTION LOGISTICS HOLDING, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0510294
(State or other jurisdiction	(I.R.S. Employer
Incorporation or organization)	Identification No.)

P.O. Box 248
East Meadow, New York 11554
(Address of Principal Executive Offices)

(888) 886-4610
(Issuer Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.
Yes    ☐     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☐     No     ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐     No    ☒
At November 30, 2010, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates was approximately $470,972

At November 30, 2010, 1,569,907,354 shares of the registrant’s common stock were outstanding.

Cautionary Statement Regarding Forward Looking Statements:

This Annual Report contains certain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Investors are cautioned that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in our annual report on Form 10- for the fiscal year ended December 31, 2008, in our quarterly report on Form 10-Q/A for the period ended March 31, 2008 and our quarterly report on Form 10-Q for the period ending June 30, 2008 and September 30, 2008.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to Cargo Connection Logistics Holding, Inc. and its consolidated subsidiaries unless the context otherwise requires.

PART I

Item 1. - DESCRIPTION OF BUSINESS

General

Cargo Connection Logistics Holding, Inc. (“the Company”), through its subsidiaries, was a provider of logistics solutions for customers through its network of branch terminal locations and independent agents in North America.  The Company predominately operated as a non-asset based transportation provider of truckload and less-than-truckload (“LTL”) transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company had established relationships and offered a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities.  The Company’s provision of these services was discontinued by the foreclosure which was executed by Pacer Logistics, LLC (“Pacer”) on substantially all the assets of Cargo Connection Logistics.

Discontinued Operations caused by Pacer Foreclosure

In March 2008, YA Global assigned to Pacer, all of YA Global’s rights, title and interest in the debt and obligations owed by the Company and its subsidiaries with respect to certain convertible debentures in the aggregate outstanding principal amount of $2,084,400, originally issued to YA Global and Montgomery Equity Partners, Ltd. (“Montgomery”).

On April 28, 2008, the Company entered into the Financing Arrangement Agreement with Pacer.  Pursuant to the Financing Arrangement Agreement, the Company acknowledged that Pacer was assigned all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations.  The Financing Arrangement Agreement provided, among other things, that Pacer:

•	lend the Company $200,000, for working capital, on the same terms as the financing documents; and
•	terminate the requirement for the Company to file a registration statement covering shares of the Company’s Common Stock issuable pursuant to the financing documents.

The Financing Arrangement Agreement provided, among other things, that the Company:

•	waive any defense or counterclaim under the financing documents;
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

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it was in default of certain obligations, in the aggregate amount of $3,826,068 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations under:

•	the 2005 Montgomery Debenture;
•	the Registration Rights Agreement;
•	the 2006 Montgomery Debenture;
•	the Montgomery Security Agreement; and
•	the YA Global Debenture;

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries.  Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, substantially all of the outstanding obligations were extinguished, and Pacer foreclosed on, and was assigned, substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA") in the amount of $1,195,064;
•	the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan in the amount of $60,460, including in connection with all collateral provided in connection therewith; and
•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”) in the amount of $8,418.

As a result of this foreclosure, the Company at that time consisted only of the following non-operating assets:

•	Cargo International and its assets;
•	NMDT;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

Also in connection with the Strict Foreclosure Agreement, the Company and its subsidiaries entered into a General Release Agreement dated May 13, 2008 with EmplifyHR Services (“Emplify”), pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities in connection with the promissory note, in the principal amount of $800,000.

As a result of the Strict Foreclosure Agreement, the Company extinguished secured convertible debt in the amount of $3,826,068, which consisted of $2,084,400 in principal, accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date.  Additionally, in addition to the Emplify release noted above and in connection with the Strict Foreclosure Agreement and the discontinued operations, the Company also relieved $1,283,623 of additional liabilities.  Those liabilities primarily arose from:

•	$444,000 with respect to certain outstanding obligations of the Company existing as of May 13, 2008 (the “Cash Overflows”);
•	$187,946 of accounts payable and credit card obligations;
•	$210,000 from the Pacer loan;
•	$148,000 of derivative liabilities;
•	$71,000 of other notes;
•	$179,287 of capital leases; and
•	$43,428 of other remaining liabilities.

The Company discontinued the logistics operations of its subsidiary, Cargo Connection Logistics Corp. (“Cargo Connection”), in connection with the Strict Foreclosure Agreement.  Cargo Connection could no longer operate without its assets, including but not limited to its cash accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers.  Cargo Connection represented a majority of the operations and the primary source of revenue for the Company.

In the beginning of October 2008, the Company discontinued the operations of its Cargo Connection Logistics – International, Inc. (“Cargo International”) subsidiary as a result of the Strict Foreclosure Agreement and the loss of revenue associated with the complementary business that Cargo Connection and Cargo International had in the facility in Illinois.

NMDT

In December 2006, the Company acquired NMDT, in a tax-free stock-for-stock exchange for 168,539,326 shares of the Company’s common stock valued at approximately $1,500,000.  NMDT holds a license to a patented portable nuclear material detecting technology (the “License”).  The license agreement provides for payments to the licensor of up to 7% of the net revenues from sales of products utilizing the patent rights, subject to minimum annual fees payable to the licensor, beginning in the second year of the licensing agreement, which range from $5,000 in year 2 to $30,000 in year five after the product is available for production.  The Company was in the process of developing, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, which inspectors at transportation hubs could utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays, to service the logistics, transportation and general cargo industries.

The Company had anticipated that the device, with modifications being made to it from input received from potential customers, would have been completed by the Company’s anticipated end of the 1st quarter of 2009 date.  This date was never met.  In addition, the Company could not find alternative sources of funding to cover the continued expenses of modifications, royalties and marketing the product. Due to these events, the Company’s patent license was revoked in 2009 and the product returned to the patent holder in April of 2010.  The Company has taken a full impairment in the amount of $1,316,854 on this investment.

ITG

The Company owned a 51% interest in ITG, in which Emplify owned a 49% interest.  The financial statements of ITG are included in the Company’s consolidated financial statements for the 2008 year end.  The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet.  The Parties agreed to dissolve their partnership interests in ITG in June, 2009.

Cargo International

Cargo International was set up to seek out opportunities internationally, cultivate those opportunities and to expand the range of services, which can be done directly by the Company or through joint ventures or business relationships with third party providers.  The Company sent representatives to the Pacific Rim and to Central America, including Costa Rica, on numerous occasions to seek out and explore the potential for the Company to open offices and establish personnel relationships in international markets.

The Company had two handling agreements which it had entered into in April 2007.  These agreements added revenue to the revenue stream that had been lacking for Cargo International’s Illinois facility and repositioned the Company to perform its services for customers in industries outside its normal scope.  However, lacking the complementary efforts of its sister division, Cargo Connection, which had been able to add additional revenue from its services and its customer base, Cargo International was not able to pay its rent at the Illinois facility beginning in May 2008.  The landlord, MP Cargo ORD, obtained an order of eviction against Cargo International and Cargo International agreed to vacate the facility on July 18, 2008, after it assured that its customers’ goods were moved from the premises.  As of that date, Cargo International ceased its operations at the Illinois facility.  On September 19, 2008, the Company received notification of MP Cargo’s Request for Judicial Intervention, brought in New York State Supreme Court, Nassau County on September 11, 2008, seeking a judgment in the amount of $271,311.  Further, the Company has discontinued the operations of Cargo International as a whole as a result of the above events in the fourth quarter.

Cargo Connection

Cargo Connection is now a discontinued operation subsequent to the assets of Cargo Connection being assigned to Pacer pursuant to the Strict Foreclosure Agreement (See “Foreclosure by Pacer”).

History

The Company was incorporated as Meridian Holdings, Inc. (“Meridian”) in Florida in August 1994 for the purpose of merging, as the surviving entity, with a then public “shell” entity, MHI Telecommunications, Inc. (“MHI Telecom”). MHI Telecom was a Delaware corporation that sold shares to the public pursuant to Regulation A during 1969 under its original corporate name of Pilgrim Mills, Inc. From 1985 through August 1994, MHI Telecom had not actively been engaged in any business operations.  On December 3, 1999, Meridian changed its name to Meridian USA Holdings, Inc.  On October 1, 2001, the Company changed its name to Championlyte Products, Inc. and began operating a beverage business through a subsidiary.  On March 7, 2003, the Company changed its name to Championlyte Holdings, Inc.

On May 12, 2005, the Company purchased all of the outstanding shares of Cargo Connection, a Delaware corporation and Cargo International, formerly known as Mid-Coast Management, Inc., an Illinois corporation, for seventy percent (70%) of the issued and outstanding shares of common stock of Championlyte Holdings, Inc. pursuant to a Stock Purchase Agreement and Share Exchange among Championlyte Holdings, Inc., Cargo Connection, Cargo International and the stockholders thereof.  As additional consideration, the Company issued shares of Series V Preferred Stock to the stockholders of Cargo Connection and Cargo International, which were convertible into a number of shares of common stock of the Company on the first anniversary of the closing date so that the stockholders of Cargo Connection and Mid-Coast Management, Inc. would own eighty percent (80%) of the outstanding shares of the Company.  On May 23, 2005, the Company changed its name to Cargo Connection Logistics Holding, Inc.

Fleet Acquisition

On August 29, 2007, the Company entered into a letter agreement with Fleet Global Services, Inc. (“Fleet”) and its sole stockholder to acquire all of the issued and outstanding shares of capital stock of Fleet.  The Company had expected that its proposed acquisition of Fleet, a non-asset based carrier company, would increase its annual revenue in the range of $25 to $50 million.  The Company had expected that when the acquisition was completed, the projected combined business synergies that would have been accomplished through the addition of Fleet would have favorably impacted the Company's operating profitability. The Company had also expected the transaction to have benefited ITG.  The consummation of this transaction was greatly delayed due to funding limitations and the Strict Foreclosure by Pacer on the Company.  It was agreed to by the Board of the Company’s subsidiary, Cargo Connection to elect Mackariah (“Mack”) Fulmer to fill a vacant seat on the Board and to serve as Vice President for Cargo Connection in the hopes of restructuring the subsidiary and to potentially keep this acquisition as a possibility for the Company.  No assurance can be given that it will ultimately be consummated, nor that the financing necessary for the transaction will be secured.  Mack Fulmer resigned his positions on June 10, 2010.

Dependence on few customers

For the year ended December 31, 2008, the Company had no customers which comprised more than 10% of its operating revenue.  For the year ended December 31, 2007, the Company had no customers which comprised more than 10% of its operating revenue.

Patents, licenses, etc.

As previously discussed, NMDT did hold a license to a patented portable nuclear detection device, called RadRope™ from December 2006 through 2009, when the patent license was revoked.

Government Regulation

The Company’s operations were subject to various state, local, federal and foreign regulations that in many instances would require permits and licenses.  In 1996, responsibility for oversight of motor carriers, brokers and freight forwarders was assumed by the Surface Transportation Board (the “STB”) and the Federal Highway Administration (the “FHWA”) both of which are part of the United States Department of Transportation (the “DOT”).  The FHWA prescribes qualifications for acting in this capacity, including certain surety bonding requirements.  The Company’s motor carrier operations were subject to the safety regulations of the FHWA relating to such matters as hours of service by drivers, equipment inspection and equipment maintenance.  The Company was also a common carrier and a contract motor carrier, which was regulated by the STB and various state agencies.  The Company’s drivers and independent contractors were bound to comply with the safety and fitness regulations of the DOT.

All of the above mentioned regulatory authorities have broad powers generally relating to governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions.  The Company’s compliance with these regulations did not have a material adverse effect on the Company’s operations or financial condition.

Environmental Regulations

The Company was subject to various environmental regulations including regulations dealing with underground storage fuel tanks, transportation and disposal of hazardous materials and other environmental matters that import inherent environmental risks.  The Company did transport environmentally hazardous materials from time to time and the Company had always been in compliance with all the applicable regulations regarding these materials.

Pick-Up and Delivery Claims Exposure

The Company utilized the services of a significant number of drivers in connection with its local pick-up and delivery operations as well as over-the-road transportation needs. From time to time such drivers were involved in accidents.  Although most of these drivers were independent contractors, there was no assurance that the Company would not have been held liable for the actions of such drivers.  The Company did carry and also required its independent owner-operators to carry, liability insurance in varying amounts, depending on federal requirements and the state in which operations were being conducted, for each such liability.

Employees

As of December 31, 2008, the Company had no employees, excluding executive officers and directors.

Item 1A.  - RISK FACTORS

The Company’s discontinued operations, as well an investment in its securities, involve numerous risks and uncertainties.  The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-K before making any investment decision involving the Company’s securities.

Company Risks

The Company is currently a non-operating shell company.

The Company has changed its business strategy.  Should the Company not succeed in this strategy, the value of the Company’s Common Stock could be adversely affected.

The Company has very limited access to any source of financial funding.

The Company expects to need to raise additional funds through the public market, private debt or private sales of equity to achieve the Company’s business model. The need to raise additional funds in the future will likely involve the issuance of additional shares of stock, which could dilute the value of the Common Stock.  The Company’s inability to raise additional working capital or to raise the required financing in a timely manner could negatively impact the ability to execute on a business plan.  The Company’s inability to obtain financing may continue to have a material adverse effect on the Company’s financial condition and ability to continue.

The Company’s indebtedness could adversely impact our economic performance.

The Company is subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.  If the Company does not meet its debt service obligations, any assets securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and financial condition, and could hamper the Company’s ability to continue.  Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow.  Rising interest rates could also restrict our ability to refinance existing debt when it matures.

The Company may not be able to continue as a going concern.

The Company has losses from its continuing operations, which has resulted in a net stockholders’ deficiency as of December 31, 2008.  It also has a negative working capital as of December 31, 2008.  These factors may limit the Company’s ability to continue development of ongoing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Additionally, the Company’s auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Our failure to file tax returns in a timely manner may subject us to penalties and interest which would impair our financial condition.

Currently the Company is delinquent in filing certain federal and state tax returns due to timing and financial constraints.  The Company is working towards having those returns filed as soon as practicable. We believe that we will have no income tax liability, although we may be subject to penalties and interest which could adversely affect our financial condition.

The Company is dependent on the management team and the loss of these individuals could negatively impact the financial condition of the Company.

The Company is a public shell and only a business combination will likely result in a change in control and in management.  The Company’s future success will depend, to a critical extent, on the continued efforts and services of our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer Scott Goodman.  If Mr. Goodman is not able to find the proper business combination for the Company or assist in implementing any business plan without expending the Company’s limited working capital, then the feasibility of the Company to continue may be in jeopardy.  There is no assurance that the Company will be able to find a satisfactory business combination on terms that are not unduly expensive or burdensome to our Company.

The Company is involved in certain litigation matters.

The Company is currently involved in several ongoing litigation matters which are more fully explained in “Item 3. – Legal Proceedings” below, and may be involved in additional litigations in the future.  Any judgment against the Company or its subsidiaries could have a material adverse effect on the Company.

The Company’s ability to consummate the acquisition of Fleet or properly integrate its business.

On August 29, 2007, the Company entered into a letter agreement with Fleet and its shareholder, to acquire Fleet from Mack Fulmer.  The Company was required to obtain financing in order to complete the transaction, and to date has been unable to do so, in large part due to the limitations placed on the Company due to the Strict Foreclosure by Pacer on the Company.  Accordingly, the consummation of this transaction has been delayed, and may not occur.  If the Company fails to consummate this transaction, we will be unable to realize the expected benefits from it.  It was agreed to by the Board of the Company’s subsidiary, Cargo Connection to elect Mackariah (“Mack”) Fulmer to fill a vacant seat on the Board effective July 1, 2009, and to serve as Vice President for Cargo Connection in the hopes of restructuring the subsidiary and to potentially keep this acquisition as a possibility for the Company.  No assurance can be given that it will ultimately be consummated, nor that the financing necessary for the transaction will be secured.   If financing is arranged for this transaction, it is possible that this financing could result in further dilution of the Company’s Common Stock.  Mack Fulmer resigned his positions on June 10, 2010.

The Company has issued Secured Convertible Debentures to various third parties which expressly limit the Company’s ability to issue additional securities.

The Company has issued secured convertible debentures that restrict its ability to obtain additional financing.  The Holders’ have certain limitations placed upon the Company under the terms of these instruments.  These debentures are secured by substantially all of the assets of the Company and any conversion exercised under the provisions could result in a material adverse effect on the Company’s financial condition.  In addition, the Company’s inability to obtain the secured debenture holders’ consent to provide a discount on the Company’s Common Stock or to grant a security interest to other potential lending agreements could make it difficult to find parties willing to make additional investments in or provide additional financing to the Company.

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

Reduction of percentage share ownership following a business combination.

If the Company enters into a business combination, the percentage of equity held in common stock held by shareholders could be reduced through the business combination. Any business combination could result in less percentage of shares held by a shareholder.

Reporting requirements may delay or preclude an acquisition.

The Company has to meet certain reporting requirements on an ongoing basis.  These requirements, along with the Company’s current financial position, may delay or preclude an acquisition from occurring due to these constraints.

We have minimal assets and have had no operations and generated no revenues for several years.

The Company has not generated revenues through operations since the middle of the third quarter of 2008.  The Company has minimal assets due to the strict foreclosure.

Stock Risks

The market price of our Common Stock may be volatile.

The market price of shares of our Common Stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our Common Stock include the following:

•	sales of large numbers of shares of our Common Stock in the open market;
•	including shares issuable at a fluctuating conversion price at a discount to the market price of our Common Stock;
•	our operating results;
•	our need for additional financing;
•	our relationships with current or future collaborative partners;
•	governmental regulation; and
•	factors as well as other events beyond our control.

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

In order to obtain financing, the Company will likely be required to issue additional shares to obtain such funds, which issuances have in the past and will in the future dilute the percentage ownership of our stockholders.  This dilution could also have an adverse impact on our earnings per share and reduce the price of our Common Stock.  In addition, the new securities may have rights, preferences or privileges senior to those of our Common Stock.

Existing shareholders will experience significant dilution from issuance of shares pursuant to the conversion of our secured convertible debentures issued to various third parties and possibly any other equity financing.

The issuance of shares pursuant to the conversion of secured convertible debentures issued to third parties, members of management or any other future financing transaction, will have a dilutive impact on stockholders. As a result, net income per share could decrease in future periods, and the market price of the Company’s Common Stock could decline.  In addition, the lower our stock price is, the more shares of Common Stock we will have to issue pursuant to the conversion of our secured convertible debentures issued to these holders.  If the stock price is lower, then existing stockholders would experience greater dilution. The Company cannot predict the actual number of shares of Common Stock that will be issued pursuant to the conversion of our secured convertible debentures or any other future convertible debt equity financing transaction, in part, because the conversion price of the debentures will fluctuate based on prevailing market conditions.

The Company’s Common Stock may be affected by limited trading volume and may fluctuate significantly.

The Company’s Common Stock is currently traded on the Over-the-Counter Market / Pink Sheets.  Prior to this offering, there has been a limited public market for our Common Stock and there can be no assurance that an active trading market for our Common Stock will develop.  As a result, this could adversely affect the shareholders’ ability to sell Common Stock in short time periods, or at all.  The Company’s Common Stock is thinly traded compared to larger, more widely known companies.  Thinly traded Common Stock can be more volatile than Common Stock traded in an active public market.  The Company has experienced fluctuations in the Company’s Common Stock.  The Company is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s Common Stock without regard to operating performance.

Item 2. – DESCRIPTION OF PROPERTIES

The Company has no operating leases or facilities.

The Company’s discontinued operations, in 2008, had operated and/or utilized facilities located in Inwood, New York; Atlanta, Georgia; Bensenville, Illinois; Columbus, Ohio; Miami, Florida, San Jose, California; Pittsburgh, Pennsylvania; and Charlotte, North Carolina.  These properties were owned and some operated by third parties, as agents for the Company and its subsidiaries.  The Company believes that the above facilities were adequate for its needs.  The Company believed that it had adequate insurance coverage for all of the above noted premises.

Item 3. – LEGAL PROCEEDINGS

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

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation (“AFW”), which filed for bankruptcy protection under Chapter XI in the US Bankruptcy Court for the Southern District of New York, the trustee in the matter alleged that, pursuant to an agreement entered into between AFW and Cargo Connection, Cargo Connection has not paid all funds due to AFW under the agreement in the amount of $300,000. The Company believes that it has acted in good faith and remitted all funds due to AFW under the agreement. The Company has not, nor has the Trustee, conducted any significant discovery related to this matter.

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

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics.  The action seeks payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006 and was brought in New York State Supreme Court, Nassau County.  This case was settled for $8,000 in June 2008 and called for payment to be made by Cargo International in August 2008, which has not been paid to date.  Since the payment was not made a judgment was filed against the Company on or about February 19, 2010 in the amount of $23,484.

On May 22, 2008, Cargo International received a notice, dated May 14, 2008 (the “Notice”) from counsel for MP Cargo that Cargo International failed to pay the monthly payments required pursuant to the terms of the MP Cargo Lease.  The letter demanded that Cargo International pay a sum of $63,800 within ten (10) days in order to cure the default.  The notice provided that pursuant to the terms of the MP Cargo Lease and upon the failure to cure the default, Cargo International’s right to possession of the premises would be terminated.  The MP Cargo Lease provided MP Cargo with the right to terminate the Lease and accelerate all payments due under the Lease, less fair rental value of the Premises for the remainder of the Term.  Subsequently, a suit was filed on May 29, 2008 under the caption MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois) seeking a judgment in the amount of $258,551.  MP Cargo received this default judgment on August 5, 2008.  On September 19, 2008, Cargo Holdings and Cargo International each received notification of MP Cargo’s Request for Judicial Intervention brought in New York State Supreme Court, Nassau County on September 11, 2008.  Subsequently, on or about November 5, 2008, Cargo International received a judgment through the Judicial Intervention brought in New York in the amount of $271,311, plus $1,500 in reasonable attorney’s fees.

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

On August 8, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Industrial Staffing Services, Inc. v. Cargo Connection Logistics Corp., which was brought in the Circuit Court, Cook County, Illinois on or about July 30, 2008.  The alleged action for breach of contract seeks payment in the amount of $40,169.  On March 26, 2009, Cargo Connection and Cargo International were to appear in court under a Rule to Show Cause.  The amount that the Plaintiff showed unsatisfied is $44,779.

On August 14, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Total Protective Security, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 17, 2008.  The alleged action for non-payment for services rendered seeks payment in the amount of $51,362.  They brought forth a Notice of Motion for Default Judgment (case number: 08-009965) on or about September 2, 2008 for $52,652.

On or about September 10, 2008, Mid-Coast Management Inc. (n/k/a Cargo Connection Logistics International, Inc.) and Cargo Connection Logistics Corp. received a summons and complaint in connection with an action entitled Star Leasing Co. v. Mid-Coast Management, Inc. and Cargo Connection Logistics Corp. and John Doe, which was brought in Civil Court, Franklin County, Columbus, Ohio (case number: 08CVH-06-8877) on or about June 19, 2008.  The action seeks payment of $67,725, relating to the alleged amount owed for principal on trailer equipment leased to Cargo Connection.

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

On or about September 19, 2008, Cargo Connection received a summons in connection with an action entitled National Bankers Trust Corporation v. Cargo Connection Logistics Corp., which was brought in the General Sessions Court of Shelby County, Memphis, Tennessee on or about August 21, 2008.  The action seeks payment of $25,000, relating to an alleged breach of contact.  The Company has not heard from the Court with regard to this legal action.

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

On or about May 22, 2010 the Company received information from the U.S. Small Business Administration with reference to the HSBC Loan that had been assumed by Pacer under the terms of the Strict Foreclosure Agreement.  The Company had been informed that the loan was in default due to non-payment by Pacer.  The Company and certain executive officers are guarantors of the loan.  The Company is considering taking legal action against Pacer for their failure to remit payments on this loan and adhere to the terms of the foreclosure agreement.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on The National Association of Securities Dealers, Inc. Over-the-Counter Market (the “OTC”) on the Pink OTC Markets (“Pink Sheets”) under the symbol “CRGO.”  Through May 4, 2009, the Company’s Common Stock was traded on The National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “CRGO.”  The following table represents the closing high and low bid information for our Common Stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2008	High	Low
First Quarter	$.0020	$.0004
Second Quarter	$.0012	$.0003
Third Quarter	$.0006	$.0002
Fourth Quarter	$.0003	$.0001

2007	High	Low
First Quarter	$.007	$.004
Second Quarter	$.005	$.003
Third Quarter	$.003	$.002
Fourth Quarter	$.003	$.001

Dividend Policy

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

DESCRIPTION OF CAPITAL STOCK

The Company has authorized 5,000,000,000 shares of Common Stock, $.001 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share, with such designations, and powers of preferences and rights, and the qualification, limitations or restrictions as the Board of Directors may determine.  As of November 30, 2010, we had 420 shareholders of record of our Common Stock.

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

Series III Preferred Stock:  There are 100,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2008.  Of these shares, 50,000 shares each were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky, a director and John L. Udell, a major shareholder.  Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible.  The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series IV Preferred Stock:  There are 517,500 shares of Series IV issued and outstanding of as of December 31, 2008   These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown.  The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible.  In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series V Preferred Stock:  There are 479,867 shares of Series V issued and outstanding as of December 31, 2008.  The Series V Preferred Stock is convertible into 7,575 shares of Common Stock.  The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V.  In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

Warrants

In connection with the convertible debt issued on December 28, 2005, the Company issued to Montgomery a warrant to purchase 2,000,000 shares which is exercisable at an exercise price of $0.001 and will expire on December 28, 2008. This warrant is subject to anti-dilution provisions which include an adjustment of the exercise price to equal the issuance price of any shares issued at a lower price than the exercise price.  Effective December 31, 2008, the Company no longer recognizes these warrants as active due to the expiration provision noted above.

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

Stock-based compensation

The Company has not granted any stock options and no stock options have been exercised or expired in 2007 or 2008.

Recent Sales of Unregistered Securities

We issued a total of 1,110,908,774 shares of our common stock for payment of both debt and services to the Company.  The following table evidences those issuances pursuant to the corresponding party and instrument or agreement to which the shares were issued in 2005, 2006, and 2007 and through December 31, 2008.

Name	Date	Agreement/ Instrument	Shares Issued	Conversion Issuance Price/Term	Conversion Issuance Rate ($)/per share
Former Director	May, 2005	Resignation Settlement Agreement	200,000	$42,000.21
Gamma Opportunity Capital Partners, LP	January 6, 2005	Convertible Promissory Note	747,044	$25,000.033
Cornell Capital Partners, LP	January 24, 2005	Convertible Promissory Note	332,226	$10,000.03
Latitude Asset Investments Corp.	January 14, 2005	Convertible Promissory Note	5,500,000	$135,000.025
Alpha Capital AG	June 23, 2005	Convertible Promissory Note	3,125,000	$50,000.016
	July 29, 2005	Convertible Promissory Note	18,578,083	$75,000.004
	August 4, 2005	Convertible Promissory Note	7,783,084	$30,000.003
	November 7, 2005	Convertible Promissory Note	5,244,707	$25,000.005
Montgomery	May 18, 2005	Convertible Promissory Note	704,225	$15,000.021
	May 31, 2005	Convertible Promissory Note	825,206	$11,000.013
	July 21, 2005	Convertible Promissory Note	2,083,333	$10,000.005
	August 1, 2005	Convertible Promissory Note	399,799	$2,065.54	.005
	August 16, 2005	Convertible Promissory Note	1,500,000	$18,156.012
	September 14, 2005	Convertible Promissory Note	1,818,182	$20,000.011
	September 26, 2005	Convertible Promissory Note	2,702,702	$20,000.007
	October 12, 2005	Convertible Promissory Note	3,681,908	$23,942.007
	November 7, 2005	Convertible Promissory Note	736,382	$5,891.008
	January 6, 2006	Convertible Promissory Note	4,566,210	$10,000.002
	January 19, 2006	Convertible Promissory Note	3,436,426	$10,000.003
	January 30, 2006	Convertible Promissory Note	8,230,452	$20,000.002
	February 8, 2006	Convertible Promissory Note	5,249,344	$20,000.004
	February 16, 2006	Convertible Promissory Note	8,264,463	$20,000.002
	February 27, 2006	Convertible Promissory Note	11,509,993	$20,000.002
	March 3, 2006	Convertible Promissory Note	8,064,516	$25,000.003
	March 7, 2006	Convertible Promissory Note	6,053,269	$25,000.004
	May 4, 2006	Convertible Promissory Note	40,000,000	$40,000.001
	July 6, 2006(1)	Secured Convertible Debenture	8,000,000	$20,000.0025
	July 21, 2006(1)	Secured Convertible Debenture	32,000,000	$80,000.0007
	November 30, 2007(1)	Secured Convertible Debenture	40,000,000	$40,000.001
	February 21, 2008(1)	Secured Convertible Debenture	55,000,000	$55,000.001
	February 28, 2008(1)	Secured Convertible Debenture	55,000,000	$55,500.001
	March 17 , 2008(1)	Secured Convertible Debenture	61,600,000	$61,600.001

Advantage Fund I(2)	January 9, 2006	Convertible Promissory Note	4,032,258	$10,000.002
	January 30, 2006	Convertible Promissory Note	8,230,452	$20,000.002
	January 30, 2006	Convertible Promissory Note	3,541,666	$8,500.002
	March 1, 2006	Convertible Promissory Note	8,710,801	$25,000.003
	March 10, 2006	Convertible Promissory Note	4,180,602	$25,000.006
Advantage Capital(3)	September 2, 2005	Convertible Promissory Note	546,218	$6,500.012
	January 9, 2006	Convertible Promissory Note	2,705,628	$5,000.002
	March 1, 2006	Convertible Promissory Note	3,496,503	$10,000.003
Triple Crown	May 5, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	10,000,000	25,000 shares of Series IV
	July 11, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	July 30, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	42,000,000	12,500 shares of Series IV
	August 4, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	August 19, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	September 14, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	March 17, 2006	Exchange of Series IV Convertible Preferred Stock for Common Shares	180,000,000	35,000 shares of Series IV.
David Goldberg	July 25, 2006	Convertible Promissory Note	11,692,593	$86,790.007
UTEK Corporation	August 28, 2006	Consulting Agreement	4,838,710	$120,000.02
TJM Investments, Inc.	December 19, 2006	Consulting Agreement	8,426,966	$75,843.009
Aware Capital Consultants	December 19, 2006	Consulting Services	8,426,966	$75,743.009
Charles Oswald	December 28, 2006	Services Rendered	7,142,857	$75,000.01
EmplifyHR	May 10, 2007	Goods and Services	25,000,000	$100,000.004
A&H Consulting	May 11, 2007	Goods and services provided	25,000,000	$100,000.004
Rosemary Ferro(4)	May 27, 2008	Equity Exchange Agreement	250,000,000	$250,000.001

(1)	Pursuant to the Secured Convertible Debentures issued to Montgomery in December 2005.
(2)	Pursuant to the Convertible Promissory Note, issued to Advantage Fund Capital in the principal amount of $250,000.
(3)	Pursuant to the Series A Convertible Note issued to Advantage Capital, LLC in the principal amount of $1,250,000.
(4)	Pursuant to an Equity Exchange Agreement to Rosemary Ferro in the principal amount of $130,000.

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

Item 6. – SELECTED FINANCIAL DATA

We are a small reporting company as defined by Rule 12B-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 7. – MANAGEMENT'S DISCUSSION AND ANALYSIS

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

GENERAL

Up until the strict foreclosure on May 13, 2008, the Company had been a provider of logistics solutions for customers through its network of branch terminal locations and independent agents in North America.  The Company had predominately operated as a non-asset based transportation provider of truckload and less-than-truckload (“LTL”) transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company had established relationships and offered a wide range of value-added logistics services, including those provided through its leased U.S. Customs Bonded warehouse facilities.  The Company’s provision of these services has ceased by the recent foreclosure by Pacer on substantially all the assets of Cargo Connection and related developments.

Foreclosure by Pacer

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,670,389 to Pacer.

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries.  Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, substantially all of the outstanding obligations were extinguished, and Pacer foreclosed on, and was assigned, substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA") in the amount of $1,195,064;
•
the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan in the amount of $60,460, including in connection with all collateral provided in connection therewith (Note: The Company has been informed that Pacer has defaulted on the repayment of this obligation.  The Company has taken on the liability portion of this obligation  [See Litigation and subsequent events]); and

•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”) in the amount of $8,418.

In connection with the Strict Foreclosure Agreement, the Company’s Cargo Connection subsidiary could no longer operate without its assets, including but not limited to its cash, accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers.  Cargo Connection represented a majority of the operations and sources of revenue for the Company.

In addition, at the beginning of October 2008, the Company’s Cargo International subsidiary as ceased operations as a result of the strict foreclosure and the loss of revenue associated with the complementary business that Cargo Connection and Cargo International had in the facility in Illinois.

NMDT

The Company had acquired NMDT in December 2006 and held the license to a patented portable nuclear material detecting technology.  The Company was developing, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, which inspectors at transportation hubs can utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays, to service the logistics, transportation and general cargo industries.  The device, however, never made it to production and no orders were received by the Company’s anticipated end of the 1st quarter of 2009 deadline.  In addition, the Company could not find alternative sources of funding to cover the continued expenses of modifications, royalties and marketing the product. Due to these events, the Company’s patent license was revoked in 2009 and the product returned to the patent holder in April of 2010.   The Company took an impairment of $1,316,854 for this investment as of December 31, 2008.

PLAN OF OPERATIONS

Overview

The Company is now a non-operating shell.  We have discontinued the logistics operations as the Cargo Connection and Cargo International subsidiaries have ceased their operations due to the strict foreclosure performed by Pacer.

Management has been seeking other opportunities for the Company and its shareholders.  They have been exploring opportunities in the import/export, warehouse distribution, alternative energy, product promotion and media production.  As the Company seeks out other sources for an acquisition or business combination, we are cognizant of trying to maintain shareholder value.

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

Revenue Recognition

The Company had recognized all transportation revenues when freight was tendered to the Company for the delivery of the goods to their final destination.  The Company recognized warehouse services revenues upon the completion of services. Costs related to such revenues were included in direct operating expenses.

Accounts Receivable, and Allowance for Doubtful Accounts

Accounts receivable were recorded at the outstanding amounts net of the allowance for doubtful accounts. Estimates were used in determining our allowance for doubtful accounts based on the inability of the customer to make required payments, historical collections experience, current economic trends and a percentage of our accounts receivable by aging category. We would review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may have also consulted legal counsel when appropriate. We would also examine the credit quality of our customer base as well as changes in our credit policies. We continuously monitored collections and payments from our customers. When the Company would deem it probable that an account of a specific customer would become uncollectible, that customer’s account balance would be included in the reserve calculation.  Our net income was directly affected by management's estimate of the collectability of accounts receivable.

Valuation of Long-Lived Assets

On a periodic basis, management would assess whether there were any indicators that the value of our long-lived assets may be impaired. An asset's value is considered to be impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the asset over its remaining useful life is less than the net carrying value of the asset.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

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
•
Acquiring the services of various professionals who provided us with a range of corporate consultancy services, strategic planning, development of business plans, investor presentations and advice and assistance with investments funding; and

•	Settlement of our indebtedness.

When our stock is used in transactions, the transactions generally are valued using the price of the shares being transferred at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided and any excess of the value of the common stock issued over this value as recorded as goodwill or APIC.

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and December 31, 2007

Revenues.

Revenues from ongoing operations was $-0- in 2008 versus $4,205 in 2007.  The $4,205 was derived from the joint venture the Company had entered into with Emplify HR for the ITG subsidiary.  The Company derived no revenue through that entity in 2008 and the joint venture was ended in June 2009.

The revenues from discontinued operations for twelve months ended December 31, 2008, were $5,910,732, compared with $17,212,765 for the twelve months ended December 31, 2007, a decrease of $11,302,033, or 65.7%, due to a decrease in revenue, caused by the implementation of the Strict Foreclosure Agreement, dated May 13, 2008, by Pacer Logistics on the Company and under the provisions of the Agreement, Pacer’s assumption of the book of business and associated revenues of Cargo Connection and their non-support of Cargo International’s operations.

Cargo Connection’s revenues for the twelve months ended December 31, 2008, were $5,081,230, compared with $16,408,381 for the twelve months ended December 31, 2007, a decrease of $11,327,151 or 69%, as a result of the Strict Foreclosure Agreement taking place on May 13, 2008 and the revenue associated with the operations of Cargo connection being assumed by Pacer Logistics under the provisos in the Strict Foreclosure.

Cargo International’s revenues  for the year ended December 31, 2008, were $829,502, compared with $800,180 for the year ended December 31, 2007, an increase of $29,322 or 3.6% from the previous year, due to the addition of two handling agreements that the Company entered into in April 2007 that utilized Cargo International’s Illinois facility.  This increase would have continued exponentially had it not been for the Company’s decision to cease operation as of the beginning of the 4th quarter of 2008 due to the lack of complementary business from Cargo Connection’s transportation business to help offset the cost of the facility and its employees.

Operating Expenses.

Direct operating expenses for ongoing operations for the twelve months ended December 31, 2008 were $-0- versus $1,180 for the twelve months ended December 31, 2007.  This is a decrease of $1,180 and is derived mostly from the expenses related to the ITG joint venture.

Direct operating expenses for discontinued operations for twelve months ended December 31, 2008 were $3,976,302, as compared to $11,615,518 for the twelve months ended December 31, 2007, a decrease of $7,639,216 or 65.8%, primarily due to an increase of $158,719 in air and ocean freight charges and fees, which was more than offset by a decrease of $979,588 in direct labor costs, $5,475,404 in outside trucking and handling expenses, $1,056,100 in truck and trailer expenses, and $286,843 in warehouse expenses.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses from ongoing operations were $599,108 in 2008, versus $430,635 in 2007.  The $168,473 increase was derived mostly from an increase in salaries and commissions of $166,165, professional fees of $10,131, office expenses of $1,119 and a decrease of $6,796 in insurance and $2,417 in selling expenses.

Selling, general and administrative expenses for the discontinued operations were $2,734,963 for the twelve months ended December 31, 2008, compared with $7,212,557 for the twelve months ended December 31, 2007, a decrease of $4,477,594, or 62.1%, primarily as a result of:

•	An increase in factor fees of $61,423 associated with Cargo Connection,

which was more than offset by:

•
a decrease in wages and associated benefits and taxes of $2,804,690 due to the decrease in the number of employees after the Strict Foreclosure Agreement by Pacer in May 2008 and the assumption of Cargo Connection’s assets and ceasing of Cargo International’s operations in August 2008.

•
a decrease of $830,560 in our rent expense, which is mostly derived from the payments ending on the Cargo Connection facilities after the strict Foreclosure by Pacer and the ceasing of making payments on the Illinois lease when Cargo International ceased operations,

•	a decrease in insurance, telephone, utilities and office costs of $553,465 due to the ceasing of operations,
•	a decrease in repairs and maintenance for computers and office equipment as well as equipment rental of $110,587,
•	a decrease in depreciation of $103,864,
•	a decrease of $76,770 in selling expenses,
•	a decrease of bad debt expense of $50,834, and
•	a decrease in professional fees and commissions of $8,498.

As a percentage of revenue, selling, general and administrative expenses increased to 46.3% in 2008 as compared to 41.9% in 2007.

Depreciation and Amortization.

Depreciation and amortization expense for the year ended December 31, 2008 was $80,989, as compared to $184,853 in the year ended December 31, 2007, a decrease of $103,864, or 56.2%.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $599,109 for the twelve months ended December 31, 2008, compared to a loss from continuing operations of $427,610 for the twelve months ended December 31, 2007, an increase of $171,499 or 40.1%.

The Company would have had a loss from the discontinued operations before other income (expense) of $800,533 for the twelve months ended December 31, 2008, compared to a loss from operations of $1,618,335 for the twelve months ended December 31, 2007, a decrease of $817,802 or 50.5%.  As a percentage of revenue, the loss from discontinued operations represented 13.5% of 2008 revenues, as compared to 9.4% in 2007.

Net Interest Expense.

The Company’s net interest and financing expenses from continuing operations were $201,086 for the twelve months ended December 31, 2008, as compared to $2,743,737 for the twelve months ended December 31, 2007, a decrease of $2,542,651, or 92.7%, primarily due to the interest expenses associated with derivative instruments and promissory notes.

Net (Loss) Income.

For the fiscal year ended December 31, 2008, the Company incurred a net income of $3,244,025, compared to a net loss of $1,505,847 for the fiscal year ended December 31, 2007.  This resulted in an increase in net income of $4,749,872, or a 315.4% improvement.

The Company had a net loss from continuing operations of $2,342,104 for the twelve months ended December 31, 2008 versus a net loss from continuing operations of $3,207,245 for the twelve months ended December 31, 2007.  This resulted in a reduction in losses of $865,141, or 26.97% improvement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $6,201,350 as of December 31, 2008.  The Company had devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, and obtaining long-term financing and raising capital.  If the Company is not successful in continuing to raise working capital through equity and debt financing, the Company could be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern.  The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

Going Concern

Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to seek investment opportunities which become profitable operations in the future.  It will need to raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if at all. The outcome of these matters cannot be predicted with any certainty at this time.

Management is looking for opportunities to make an acquisition or to sell the Company.  If these opportunities present themselves, the Company could reduce its working capital deficiency and provide other means to raise working capital.  However, it is not possible to predict the success of the Company’s efforts to seek out other opportunities for the shell company and cannot assure that additional funding will be available when needed or, if available, that it will be negotiated on terms that will be favorable or acceptable.

The Company’s available cash at December 31, 2008 was $2,157.  In 2008, the Company used net cash in operating activities of $357,109, compared with $1,237,926 in 2007, a decrease of $880,817 or 71.2%.

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

Factoring Facilities

Effective November 20, 2007, Cargo Connection entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with Wells Fargo Bank, National Association ("WFBA"); and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement"); and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement").  The Amended Transfer Agreement provides that WFBA shall serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000.  The obligations of Cargo Connection to WFBA were guaranteed by the Company and the executive officers of the Company.

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

Cargo Connection’s accounts receivable factoring facility, with WFBA, provides that the factor purchases certain accounts receivable and extend credit with a maximum borrowing amount of $3,000,000.  The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation.  The facility provides for the purchase up to 95% of eligible accounts receivable of Cargo Connection minus a fixed discount of approximately .35% as of December 31, 2007, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections along with a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors.  If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection is required to buy back the receivable from the factor.  Cargo Connection must submit a minimum of $1,000,000 of eligible invoices in each calendar month.

As of November 10, 2008, the Company was released from the Account Transfer Agreement and WFBA’s security interests as its outstanding receivables debt was satisfied.

Commitments and Contingencies

Pursuant to a Lease Agreement, dated as of February 15, 2004 (the “New York Lease”), Cargo Connection, as assignee of Cargo International, is obligated to pay an aggregate amount of $103,950 in monthly payments beginning January 1, 2007 through February 28, 2009, for the commercial use of the Inwood, New York corporate facility.  In addition, Cargo Connection is obligated to pay an aggregate amount of $5,028,544 in monthly payments beginning January 1, 2007 through February 28, 2014 for the commercial use of the Inwood, New York warehouse facility.  The facility’s lease was assumed by Pacer as of May 13, 2008 for all ongoing obligations.

Pursuant to a Lease Agreement, dated as of January 11, 2008 (the “Chicago Lease”) Cargo International is obligated to pay an aggregate amount of $6,720,000 in monthly payments through December 31, 2018, for the commercial use of the Bensenville, Illinois facility.

Notes and Advances Payable

At December 31, 2008, we had outstanding $225,000 in principal amount with respect to two promissory notes.  The promissory notes bear interest at 12% per annum.  Notes payable, including accrued interest in an aggregate amount of $254,671 are collateralized by substantially all the assets of the Company.

During the year ended December 31, 2008, the Company received cash advances of $210,000 from Pacer Health Corporation.  The obligation for these advances were released as part of the Strict Foreclosure on May 13, 2008.

During the year ended December 31, 2007, the Company received two short-term loans, totaling $150,000 from Parkside Properties, LLC (“Parkside”), a related party.  The notes both provided for interest at a rate of 12% and matured in July, 2007.  As of December 31, 2007, only $50,000 plus the accrued interest associated with it was paid by the Company.  The remaining $100,000 note was paid by the Company on August 12, 2008.

During the year ended December 31, 2007, the Company received an installment loan from Avalon Insurance and Premium Financing Specialists for the Company’s insurance coverage, pursuant to which, at December 31, 2008, the Company reclassed the outstanding obligation in the amount of $344,540 to Judgment Liabilities, which are reflected as part of the Liabilities (Accounts Payable and Accruals) section of discontinued operations portion of the consolidate balance sheet.

The Company has negotiated formal repayment terms with five lenders in 2010, with respect to an aggregate of $1,120,000 which they have advanced to the Company as of December 31, 2008.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements or obligations.

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a list of our financial statements for December 31, 2008, included in this Annual Report on Form 10-K following Item 14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cargo Connection Logistics Holding, Inc.
P.O. Box 248
East Meadow, New York 11554

We have audited the accompanying consolidated balance sheet of Cargo Connection Logistics Holding, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, and stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cargo Connection Logistics Holding, Inc. as of December 31, 2008 and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP
Friedman LLP
East Hanover, New Jersey
December 17, 2010

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$2,157	$1,194
Cash - restricted	1,000	-
Notes receivable	-	300,000
Due from officers	-	36,228
Prepaid expenses	-	3,706
Current assets of discontinued operations	478	1,382,544
Total current assets	3,635	1,723,672

License agreements - Rad-Ropetm	-	1,316,854
Other assets of discontinued operations	-	530,464
TOTAL ASSETS	$3,635	$3,570,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,202,148	$1,836,602

Secured convertible debenture, net of discount of $-0- and $38,327, respectively	75,000	2,293,173
Financial instruments	-	997,743
Current portion of notes payable	275,043	151,145
Due to related parties	134,000	-
Due to others	1,120,000	1,250,000
Current liabilities of discontinued operations	3,398,794	5,327,991
Total current liabilities	6,204,985	11,856,654

Long term portion of notes payable	-	648,855
Long term liabilities of discontinued operations	-	924,879
Total other liabilities	-	1,573,734
TOTAL LIABILITIES	6,204,985	13,430,388

Commitments and contingencies

Non-controlling interest - ITG subsidiary	342	329

Mezzanine Financing
Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares,
1,569,907,354 and 1,147,807,354 shares issued and outstanding , respectively	1,569,908	1,147,808
Additional paid in capital	3,492,207	3,500,297
Accumulated deficit	(12,361,174)	(15,605,199)
TOTAL STOCKHOLDERS' DEFICIENCY	(7,299,059)	(10,957,094)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,635	$3,570,990

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Operating revenue:
Revenue	$-	$4,205
Total revenue	-	4,205

Operating expenses:
Direct operating expenses	-	1,180
Selling, general and administrative	599,109	430,635
Total operating expenses	599,109	431,815

Loss from continuing operations	(599,109)	(427,610)

Other (expense) income
Interest expense, net	(201,086)	(2,743,737)
Rental income	2,538	-
Non-controlling interest - ITG	-	659
Loss on impairment of investment	(1,316,854)	-
Loss from debt extinguishment	(38,153)	(35,766)
Other income (expense)	(750)	(791)
Total other (expense) income	(1,554,305)	(2,779,635)

Net (loss) income from continuing operations before cumulative
effect of change in accounting principle	(2,153,414)	(3,207,245)

Cumulative effect on prior years of retroactive application of a
change in accounting principle	-	(396,000)

Net (loss) income from continuing operations attributable to
common stockholders	(2,153,414)	(3,603,245)

Discontinued operations
Gain on debt extinguishment in connection with forbearance for consideration of discontinued operations	5,433,818	-
Gain (loss) from operations of discontinued entity	(36,379)	2,097,398
Income tax benefit	-	-
Gain (loss) from discontinued operations	5,397,439	2,097,398

Net income (loss)	$3,244,025	$(1,505,847)

Net (loss) income per common share:
Basic and diluted:
Loss from continuing operations	$(0.001)	$(0.003)
Loss from discontinuing operations	$0.004	$0.002

Weighted average shares outstanding – Basic and Diluted	1,440,095,605	1,102,435,761

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
AS OF DECEMBER 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2007	1,147,807,354	$1,147,808	$3,500,297	$(15,605,199)	$(10,957,094)
Conversion of principal on secured
convertible notes into common stock	172,100,000	172,100	(8,090)	-	164,010
Issuance of common stock for
principal payment of note	250,000,000	250,000	-	-	250,000
Net loss	-	-	-	3,244,025	3,244,025

Balance December 31, 2008	1,569,907,354	$1,569,908	$3,492,207	$(12,361,174)	$(7,299,059)

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	December 31	December 31
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations attributable to
common stockholders	$(2,153,414)	$(3,603,245)
Cumulative effect of prior years of retroactive application
of a change in accounting principle	-	396,000
Net loss before cumulative effect of change in accounting principle	(2,153,414)	(3,207,245)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain from operations of discontinued entity	5,397,439	2,097,398
Amortization of note discounts	38,327	1,645,921
Deferred rent	-	(471,000)
Bad debt expense	-	-
Loss on extinguishment of debt	38,153	35,766
Non-controlling interest	13	(658)
Guaranteed rental expense	-	(495,000)
Impairment of investment in NMDT	1,316,854	-
Changes in:
Escrow held by attorney	(1,000)	-
Prepaid expenses	(11,993)	(3,706)
Accounts payable and accrued expenses	593,870	1,078,938

Net cash provided by operating activities - continuing	5,218,249	680,414
Net cash used in operating activities - discontinued	(5,575,358)	(1,918,340)
Net cash used in operating activities	(357,109)	(1,237,926)
		.
Cash flows from investing activities
Issuance of notes receivable	-	(300,000)

Net cash used in investing activities - continuing	-	(300,000)
Net cash provided by (used in) investing activities - discontinued	449,475	(194,006)
Net cash provided by (used in) investing activities	449,475	(494,006)

Cash flows from financing activities
Repayments to officers	(63,143)	(298)
Repayments to others	-	(5,000)
Advances from officers	36,228	-
Proceeds from secured debenture	-	40,000
Proceeds from notes payable	25,000	800,000

Net cash (used in) provided by financing activities - continuing	(1,915)	834,702
Net cash (used in) provided by financing activities - discontinued	(89,488)	773,054
Net cash (used in) provided by financing activities	(91,403)	1,607,756

Net increase (decrease) in cash	963	(124,176)

Cash, beginning of period	1,194	125,370

Cash, end of period	$2,157	$1,194

Supplemental disclosure of cash flow information
Interest expense	$34,372	$248,273
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$172,100	$40,000
Issuance of common stock as principal payment of loan payable	$250,000	$-
Assumption of liabilities of discontinued operations from parent company	$911,481	$-
Discount on secured debenture	$-	$34,791
Write off of derivatives for convertible note payable and
secured debenture due to conversion and payoffs	$-	$25,553
Write off of discount for convertible note payable and
secured debenture due to conversion and payoffs	$-	$33,319
Issuance of common stock for settlement of trade payables	$-	$100,000
Cumulative effect of accrued liquidated damages	$-	$396,000
Cancellation of shares in connection with deferred offering costs	$-	$10,000
Conversion of trade payables into notes payable	$-	$100,000

See accompanying notes to consolidated financial statements

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

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), which was accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT’s assets consisted of a license to certain patent rights and cash. The Company intended to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipated that its current stage of research and development of a revised prototype would have been completed by the end of the 2008 fiscal year or within the 1st quarter of 2009.  Since the prototype and other modifications necessary to have the device marketed properly have not occurred, along with the company’s inability to begin paying royalties on the technology beginning in 2009, the Company has determined that it would cease in its efforts to develop and market the device and therefore recorded an impairment to the intangible asset in the amount of $1.3 million as of December 31, 2008.

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

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries.  Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, substantially all of the outstanding obligations were extinguished, and Pacer foreclosed on, and was assigned, substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA") in the amount of $1,195,064;
•	the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan in the amount of $60,460, including in connection with all collateral provided in connection therewith; and
•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”) in the amount of $8,418.

As a result of this foreclosure, the Company at that time consisted only of the following non-operating assets:
•	Cargo International and its remaining net assets;
•	NMDT;
•	ITG and its assets; and
•	the stock of Cargo Connection, without its former assets.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company incurred a net loss attributable to common stockholders before discontinued operations of $2,153,414 for the year ended December 31, 2008, compared to a net loss of $3,603,245 for the year ended December 31, 2007.  The Company has a working capital deficiency of $6,201,350 and an accumulated deficit of $7,299,059 at December 31, 2008 and expects that it will incur additional losses in the immediate future.  The effect of the change in the value of the financial instruments is not included in operational losses, but instead has been included in gain from operations of discontinued entity.  The Company’s operations have been severely curtailed after its compliance with the Strict Foreclosure Agreement (see Note 1).  To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

The Company’s ability to continue as a going concern is dependent upon its ability to seek investment opportunities to become profitable operations in the future.  It will need to raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if at all. The outcome of these matters cannot be predicted with any certainty at this time.

These factors raise substantial doubt that the Company may be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts or classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

The Company had extended credit based on an evaluation of its customer’s financial condition, generally without collateral. Exposure to losses on receivables was principally dependent on each customer’s financial condition. The Company monitored its exposure for credit losses and had maintained allowances for anticipated losses, as required.

Accounts receivable and allowance for doubtful accounts

Accounts receivable were recorded at the outstanding amounts, net of the allowance for doubtful accounts. The Company used estimates to determine its allowance for doubtful accounts based on the ability of its customers to make required payments, historical collections experience, current economic trends and a percentage of accounts receivable by aging category.

Property and equipment and depreciation and amortization

Property and equipment was recorded at cost. Depreciation and amortization of property and equipment was provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures are five and seven years. Computer equipment and software is depreciated over three years and leasehold improvements are amortized over the shorter of the life of the improvement or the length of the lease.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2008, there was an impairment charge of $1,316,854 taken relating to NMDT’s patent rights under long-lived assets.

Revenue recognition

The Company had recognized all transportation revenues based upon the tendering of freight to the Company for the delivery of the goods at their final destination.  The Company had recognized warehouse services operations revenue upon the completion of those services.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred taxes are provided utilizing the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the financial statement basis and tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Current income taxes are based on the respective periods’ taxable income for federal, state and city income tax reporting purposes.  No benefit for income taxes has been provided as the deferred tax asset generated from net operating losses and temporary differences has been offset by a full valuation allowance.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses (“NOLs”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods.  Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.  The Company is in the process of preparing the Company’s consolidated tax returns for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008, and does not anticipate any adverse effect from any of the filings thereof.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of December 31, 2008, the Company has no additional accrued interest or penalties related to uncertain tax positions.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates as to the valuation of equity related instruments and derivatives issued and valuation allowance for deferred income tax assets.

Fair value disclosure

For certain of the Company’s financial instruments, including cash, accounts payable, accrued expenses and financial instruments, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s long-term debt also approximate fair values based on current rates for similar debt offered to the Company.

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated based on the weighted average number of outstanding common shares adjusted for the potentially dilutive effects of convertible preferred shares and convertible secured debentures. Because the results of operations was a net loss for the years ended December 31, 2009 and 2008, the basic and diluted weighted average common shares outstanding were the same.

	For the Year Ended December 31,
	2008	2007
Basic and diluted
number of common
shares outstanding	1,440,095,605	1,102,435,761

For the period ended December 31, 2008 and 2007, outstanding shares of preferred stock of 1,097,367 and 1,097,367, respectively, which were convertible into 12,456,421,096 and 4,223,087,763 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the period ended December 31, 2008 and 2007, outstanding shares of warrants of 0 and 2,000,000, respectively, which were convertible into 0 and 2,000,000 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the period ended December 31, 2008 and 2007, convertible debentures valuing $111,586 and $100,336, respectively, which were convertible into 1,487,813,333 and 89,187,556 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

Stock-based compensation

The Company adopted SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its interpretations and revises SFAS No. 123 and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.

The Company has not granted any stock options nor have any stock options been exercised or expired in 2007 or 2008.

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

In connection with the foreclosure activity, the Company’s financial instruments were written-off and included in the “Gain from discontinued operations” in the Statement of Operations.

Statement of Operations

In connection with the foreclosure activity, the Company’s financial instruments were written-off and included in the gain from discontinued operations in the statement of operations.

Deferred Rent

The term of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS 13, “Accounting for Leases” the non-contingent rent increases are amortized over the term of the leases in a straight line basis. Deferred rent included Illinois and Atlanta rent and represented the unamortized rent adjustment amount, and was reflected as deferred rent obligations in the Company’s consolidated balance sheet. This is now reflected as part of discontinued operations as the leases were associated with the logistics operations, which were either foreclosed upon or the operations ceased due to lack of complementary revenue caused by the foreclosure.  Due to the effect of the foreclosure on those operations, the deferred rent liability is reflected as part of discontinued operations.

Intangible Assets

The Company accounts for its intangible assets under the provisions of SFAS No. 142. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite lives are accounted for impairment under SFAS No. 142.

The Company’s intangible assets, such as patents or licenses, that are determined to have definite lives are amortized over their useful lives (19 years) and are measured for impairment when events or circumstances indicate that the carrying value may be impaired.  In these cases, the Company estimates the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charges would be classified as other expense within the consolidated statement of operations for the subject accounting period.

The Company has taken a full impairment of the License for the RadRope™ product as of December 31, 2008 after determining that there is no market for the product in the amount of $1,316,854.  The License and all related products associated with it have been returned to the manufacturing company as of April, 2010.

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

When common stock is used in transactions, the transactions are generally valued using the market price of the common stock at the time the shares are issued for the services provided. If the value of the asset or services being acquired is available and believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided, and any excess of the value of the common stock issued over this value is recorded as additional paid in capital.

NOTE 5 - PROPERTY AND EQUIPMENT

All property and equipment was assumed by Pacer under the terms of the Strict Foreclosure on May 13, 2008.

Depreciation and amortization expense associated with discontinued operations for the years ended December 31, 2008 and 2007 was $80,989 and $184,853, respectively. In addition, $59,730 and $102,477 of depreciation and amortization on assets under capital leases associated with discontinued operations have been included in depreciation expense for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 – ACQUISITIONS AND DISCONTINUED OPERATIONS

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

The Company, subsequent to this transaction, has discontinued the operations of its Cargo Connection subsidiary, as the business which had existed could no longer operate without its assets, which included its cash accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers, which were all assigned to Pacer Logistics, LLC pursuant to the Strict Foreclosure Agreement.

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

In addition, management of the Company had determined that as of July 18, 2008, the Cargo Connection Logistics – International subsidiary would cease operations at its facility in Illinois.  Further, in the beginning of October, 2008, the Company discontinued the operations of Cargo International as a result of the Strict Foreclosure Agreement and the loss of revenue associated with the complementary business that Cargo Connection and Cargo International had in the facility in Illinois.

In accordance with SFAS 144, the Company has classified the results of its Cargo International subsidiary as “discontinued operations” in the condensed consolidated statements of operations.

For the period of May 13, 2008 through December 31, 2008, in connection with the discontinued operations, the Company had additional debt and assets assumed as a result of the foreclosure resulting in a total gain of $5,397,439.  The following is a summary of the $5,397,439 gain from discontinued operations:

Add: total debt assumed under Strict Foreclosure Agreement	$6,716,931
Less: total assets assumed under Strict Foreclosure Agreement	(1,283,113)
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	5,433,818
Loss from operations of discontinued entity	(36,379)
Gain from discontinued operations	$5,397,439

Effective December 6, 2006, the Company acquired Patent Rights related to a portable nuclear radiation detection technology for use within the logistics, transportation and general cargo industries.  This license was as a result of the Company’s acquisition of NMDT, a then wholly-owned subsidiary of UTEK Corporation, in a stock-for-stock exchange transaction. Pursuant to such transaction, the Company issued 168,539,326 shares of Company common stock to UTEK Corporation in exchange for all of the issued and outstanding NMDT equity securities. The Company valued such 168,539,326 shares at $1,516,854, based on the fair market value of the Company’s common stock on the date of issuance.  Such purchase price was allocated among the assets of NMDT as follows:

Cash	$200,000
License	1,316,854
$1,516,854

The Company believed that the value of the License of $1,316,854, which was based on the value of the shares of common stock issued by the Company in this transaction, was justified based on the projected value of the acquired License and the underlying technology at that time.  As of April, 2010, the License, and all related products associated with it, has been returned to the manufacturing company.  Therefore, the Company has taken a full impairment of the License for the RadRope™ product as of December 31, 2008 after determining that there is no market for the product at that time.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

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

Effective November 20, 2007, Cargo Connection entered into: (i) an Account Transfer Agreement (the "Account Transfer Agreement") with Wells Fargo Bank, National Association ("WFBA"); and (ii) that certain letter agreement dated November 20, 2007 between WFBA and Cargo Connection, amending the Account Transfer Agreement (the "Letter Agreement"); and, collectively with the Account Transfer Agreement, (the "Amended Transfer Agreement").  The Amended Transfer Agreement provides that WFBA shall serve as a factor to Cargo Connection by purchasing certain of the Cargo Connection's accounts receivable, and provide a maximum factoring capacity of $3,000,000.  The obligations of Cargo Connection to WFBA were guaranteed by the Company and the executive officers of the Company.

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

Cargo Connection’s accounts receivable factoring facility, with WFBA, provides that the factor purchases certain accounts receivable and extend credit with a maximum borrowing amount of $3,000,000.  The facility automatically renews annually unless either party provides 30 days’ prior notice of cancellation.  The facility provides for the purchase up to 95% of eligible accounts receivable of Cargo Connection minus a fixed discount of approximately .35% as of December 31, 2007, along with a variable discount calculated by WFBC’s prime rate plus 1% per annum for the time period from the initial payment to date of receipt of collections along with a discretionary reserve (holdback) which is reduced with payments from the individual accounts receivable debtors.  If a receivable is outstanding over 90 days, under recourse provisions, Cargo Connection is required to buy back the receivable from the factor.  Cargo Connection must submit a minimum of $1,000,000 of eligible invoices in each calendar month.

As of November 10, 2008, the Company was released from the Account Transfer Agreement and WFBA’s security interests as its outstanding receivables debt was satisfied.

NOTE 9 - NOTES RECEIVABLE

On November 21, 2007, the Company entered into a $300,000 note receivable with Fleet Global Services, Inc. (“Fleet”).  The note bears interest at 11% per annum and matures on November 21, 2008.  As of September 30, 2008 and December 31, 2007, the balance outstanding on the note is $-0- and $300,000, respectively.  Interest accrued on the note for the year ended December 31, 2008 amounted to $11,992.  The total amount due on the note, plus accrued interest, in the amount of $311,992 was assigned to Pacer pursuant to the Strict Foreclosure Agreement.

NOTE 10 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless there is an executed agreement put into place for the repayment of these funds. The Company may be required to enter into settlement agreements with the lenders unless other sources of capital can be obtained.

In addition, the Company entered into insurance premium financing arrangements with two providers with balances due to the providers of $277,614 and $138,158 as of December 31, 2008 and December 31, 2007, respectively. These obligations are reported as part of current liabilities of discontinued operations. The Company is only in default on the insurance notes.

The following table details the balance of the Due to Others account as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Loan from Ferro	$-	$130,000
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
	1,120,000	1,250,000

Due to Avalon Insurance Co.	-	128,140
Due to Premium Financing Special	-	10,018
	-	138,158

Total account balance	$1,120,000	$1,388,158

In addition, the Company had entered into insurance premium financing arrangements in with two providers with balances due to the providers of $138,158 as of December 31, 2007.  These balances are recorded as current liabilities under discontinued operations on the balance sheet.

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

Effective January 1, 2007, Cargo International entered into a four year term loan with HSBC Bank (the “HSBC Loan”).   This obligation, which was administered by HSBC on behalf of the SBA, was collateralized by all of the assets of Cargo International and is guaranteed by certain executive officers of the Company.  In connection with the Strict Foreclosure Agreement and the related assumption agreement, Pacer assumed this loan.  Subsequent to the foreclosure, Pacer defaulted on its obligation, after having made some payments towards this loan.  The loan, in default since January 1, 2009, was remanded to the SBA’s Birmingham Disaster Loan Servicing Center for collection enforcement.  The loan balance, in the amount of $50,043, originally written-off in connection with the foreclosure proceedings, has been placed back on the books of the Company until the matter is resolved between the Company and Pacer.  In the interim, the Company will begin to remit payments to the SBA towards this obligation.

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

On June 30, 2007, the Company issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company has accrued interest of $28,564 as of December 31, 2008.

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

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009.  The Company has accrued interest of $1,107 as of December 31, 2008.

At September 30, 2008 and December 31, 2007, future minimum annual principal payments on the above notes are as follows:

Year Ending December 31	As of December 31, 2008	As of December 31, 2007

2008	$-	$278,228
2009	275,043	409,892
2010	-	231,301
2011	-	234,764
2012	-	20,858
	$275,043	$1,175,043

The following table details the Notes Payable as of December 31, 2008 and December 31, 2007:

	As of December 31, 2008	As of December 31, 2007
Emplify	$-	$800,000
HSBC Bank	50,043	75,043
Target Temporaries	200,000	200,000
Parkside Properties	-	100,000
Brainard	25,000	-
Total	$275,043	$1,175,043
Less: Current portion	275,043	278,228
Long-term portion	$-	$896,815

NOTE 12 - SECURED CONVERTIBLE DEBENTURES

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

Pursuant to a Securities Purchase Agreement, dated December 28, 2005 (the “Montgomery Purchase Agreement”), with Montgomery Equity Partners, Ltd. (“Montgomery”), the Company issued the 2005 Montgomery Debenture to Montgomery with an interest rate of 10% per annum and a maturity date of December 28, 2007.  The 2005 Montgomery Debenture is convertible into shares of common stock at a conversion price equal to the lesser of (a) $0.0025 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock for the ten (10) trading days immediately preceding the conversion date.  The 2005 Montgomery Debenture was secured by substantially all of the assets of the Company.  Simultaneously with the issuance of the 2005 Montgomery Debenture, the Company issued to Montgomery a three year warrant (the “Montgomery Warrant”) to purchase 2,000,000 shares of common stock at an exercise price of $0.001 per share, which is exercisable immediately.  The Montgomery Warrant was valued at $2,394,000 using a Black-Scholes option pricing model.  Also in connection with the issuance of the 2005 Montgomery Debenture, the Company paid Montgomery a fee of $135,000. The Montgomery Warrant expired on December 28, 2008.

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

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries.  Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, substantially all of the outstanding obligations were extinguished, and Pacer foreclosed on, and was assigned, substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities, including:

•	all obligations to Wells Fargo Bank, National Association ("WFBA") in the amount of $1,195,064;
•	the obligations to HSBC Bank (“HSBC”) in connection with the HSBC Loan in the amount of $60,460, including in connection with all collateral provided in connection therewith; and
•	the obligations to U.S. Small Business Administration (“SBA”) pursuant to a loan (the “SBA Loan”) in the amount of $8,418.

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

NOTE 13 - FINANCIAL INSTRUMENTS (“Compound Embedded Derivative Liability”)

The following table describes the liability for financial instruments for the years ending December 31, 2007 and 2008:

Financial	Balances			Mark to	Balances
Instrument	as of		Other	Market	as of
Liability	12/31/2007	Additions	Adjustments	Adjustments	12/31/2008

Management Note	$14,286	$-	$(14,286)	$	$-
Montgomery Note	947,143	-	(947,143)		-
Montgomery Warrants	1,926	-	(1,926)		-
YA Global Note	34,388	-	(34.388)		-

Totals	$997,743	$-	$(997,743)	$-	$-

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintained a 401(k) savings plan that covered substantially all of its employees. Participants in the savings plan may have elected to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company did not match any portion of the participant’s contributions as per the provisions of the plan.  The Company’s plan ended on May 13, 2008 in conjunction with the Strict Foreclosure by Pacer.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

As of January 11, 2008, Cargo International entered into a Commercial Lease Agreement (the “MP Cargo Lease”) with MP Cargo ORD Property LLC, a Delaware limited liability company, for Cargo International's commercial use of the premises located at 491 Supreme Drive, Bensenville, Illinois (the "Premises"). The lease was for a term of ten years and called for annual rent in the amount of $600,000 for the first two years, with bi-annual increases thereafter throughout the term of the lease, which was paid on a monthly basis. As an inducement for the landlord to enter into the lease and concurrently therewith: (i) the Company issued a Guaranty of Lease dated as of January 11, 2008 (the "Corporate Guaranty”); and (ii) Jesse Dobrinsky, then the Chief Executive Officer of the Company, issued a Personal Guaranty of the lease dated as of January 11, 2008 (the "Dobrinsky Personal Guaranty"; and, together with the Corporate Guaranty, collectively the "Guarantees"), in each case in favor of the landlord, guaranteeing all of Cargo International's obligations under the lease. As of July 18, 2008, Cargo International has vacated the premises under an order of eviction from the landlord stemming from a failure to pay the rental amount due in May 2008 and then subsequently in June 2008. On September 19, 2008, the Company received notification of MP Cargo’s Request for Judicial Intervention brought in New York State Supreme Court, Nassau County on September 11, 2008 seeking a judgment in the amount of $271,311.

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

On or about November 6, 2006, in an application to the Bankruptcy Court for an Examination of Airfreight Warehouse Corporation (“AFW”), which filed for bankruptcy protection under Chapter XI in the US Bankruptcy Court for the Southern District of New York, the trustee in the matter alleged that, pursuant to an agreement entered into between AFW and Cargo Connection, Cargo Connection has not paid all funds due to AFW under the agreement in the amount of $300,000. The Company believes that it has acted in good faith and remitted all funds due to AFW under the agreement. The Company has not, nor has the Trustee, conducted any significant discovery related to this matter.

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

On March 7, 2008, the Company and Cargo International were served with a summons and complaint in connection with the action entitled Travelers Indemnity Company v. Mid Coast Management and Cargo Connection Logistics.  The action seeks payment of $16,196, relating to an insurance premium for the period commencing January 26, 2005 through January 25, 2006 and was brought in New York State Supreme Court, Nassau County. This case was settled for $8,000 in June 2008 and called for payment to be made by Cargo International in August 2008, which has not been paid to date.  Since the payment was not made a judgment was filed against the Company on or about February 19, 2010 in the amount of $23,484.

On May 22, 2008, Cargo International received a notice, dated May 14, 2008 (the “Notice”) from counsel for MP Cargo that Cargo International failed to pay the monthly payments required pursuant to the terms of the MP Cargo Lease.  The letter demanded that Cargo International pay a sum of $63,800 within ten (10) days in order to cure the default.  The notice provided that pursuant to the terms of the MP Cargo Lease and upon the failure to cure the default, Cargo International’s right to possession of the premises would be terminated.  The MP Cargo Lease provided MP Cargo with the right to terminate the Lease and accelerate all payments due under the Lease, less fair rental value of the Premises for the remainder of the Term.  Subsequently, a suit was filed on May 29, 2008 under the caption MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois) seeking a judgment in the amount of $258,551.  MP Cargo received this default judgment on August 5, 2008.  On September 19, 2008, Cargo Holdings and Cargo International each received notification of MP Cargo’s Request for Judicial Intervention brought in New York State Supreme Court, Nassau County on September 11, 2008.  Subsequently, on or about November 5, 2008, Cargo International received a judgment through the Judicial Intervention brought in New York in the amount of $271,311, plus $1,500 in reasonable attorney’s fees.

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

On August 8, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Industrial Staffing Services, Inc. v. Cargo Connection Logistics Corp., which was brought in the Circuit Court, Cook County, Illinois on or about July 30, 2008.  The alleged action for breach of contract seeks payment in the amount of $40,169.  On March 26, 2009, Cargo Connection and Cargo International were to appear in court under a Rule to Show Cause.  The amount that the Plaintiff showed unsatisfied is $44,779.

On August 14, 2008 Cargo Connection received a summons and complaint in connection with an action entitled Total Protective Security, Inc. v. Cargo Connection Logistics Corp., which was brought in New York State Supreme Court, Nassau County on or about June 17, 2008.  The alleged action for non-payment for services rendered seeks payment in the amount of $51,362.  They brought forth a Notice of Motion for Default Judgment (case number: 08-009965) on or about September 2, 2008 for $52,652.

On or about September 10, 2008, Mid-Coast Management Inc. (n/k/a Cargo Connection Logistics International, Inc.) and Cargo Connection Logistics Corp. received a summons and complaint in connection with an action entitled Star Leasing Co. v. Mid-Coast Management, Inc. and Cargo Connection Logistics Corp. and John Doe, which was brought in Civil Court, Franklin County, Columbus, Ohio (case number: 08CVH-06-8877) on or about June 19, 2008.  The action seeks payment of $67,725, relating to the alleged amount owed for principal on trailer equipment leased to Cargo Connection.

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

On or about September 19, 2008, Cargo Connection received a summons in connection with an action entitled National Bankers Trust Corporation v. Cargo Connection Logistics Corp., which was brought in the General Sessions Court of Shelby County, Memphis, Tennessee on or about August 21, 2008.  The action seeks payment of $25,000, relating to an alleged breach of contact.  The Company has not heard from the Court with regard to this legal action.

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

On or about May 22, 2010 the Company received information from the U.S. Small Business Administration with reference to the HSBC Loan that had been assumed by Pacer under the terms of the Strict Foreclosure Agreement.  The Company had been informed that the loan was in default due to non-payment by Pacer.  The Company and certain executive officers are guarantors of the loan.  The Company is considering taking legal action against Pacer for their failure to remit payments on this loan and adhere to the terms of the foreclosure agreement.

NOTE 16 - LITIGATION/JUDGMENT LIABILITY PAYABLE

As presented in Note 15 (Commitment and Contingencies), there are items under the litigation section that have or may result in judgments against the Company.  The Company has classified these items under Litigation/Judgment Liabilities ad are part of the Accounts Payable and Accruals section of the balance and are shown in the chart below at December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007
Avalon Risk Management	$344,540	$-
Total Protective Security	52,652	-
Travelers Insurance	23,484	-
MP ORD	272,811	-
MES Managed Employee Solutions	7,078	-
Industrial Staffing Services	44,779	-
Total	$745,344	$-

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

Series III Preferred Stock:  There are 100,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2008.  These shares were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky, a director and John L. Udell, a major shareholder. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible.  The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series IV Preferred Stock:  There are 517,500 shares of Series IV Preferred Stock issued and outstanding of as of December 31, 2008.   These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown.  The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible.  In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series V Preferred Stock:  There are 479,867 shares of Series V Preferred Stock issued and outstanding as of December 31, 2008.  These shares were issued based on the Stock Purchase Agreement and Share Exchange entered into on May 12, 2005 between the Company and the shareholders of Cargo Connection and Cargo International, which called for the Company to issue shares of its preferred stock which are convertible into Common Stock of the Company additional consideration to be given to the shareholders twelve (12) months from the closing date of the transaction whereby they would own eighty percent (80%) of the outstanding shares of the Company at that time.  The Series V Preferred Stock is convertible into 7,575 shares of Common Stock.  The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V Preferred Stock.  In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

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

NOTE 18 - STOCK OPTION PLANS

In August 1999, the Company’s stockholders approved the adoption of an Incentive Stock Option Plan (“1999 Option Plan”), which allows the Board of Directors to grant options to purchase up to 100,000 shares of common stock to employees and directors.  On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2008, 220,000 options were outstanding under the 1999 Option Plan. During the year ended December 31, 2008, the Company did not issue any shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2008, there are no non-plan options outstanding as they have expired.

In July 2005, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("2005 Stock Incentive Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors.  The 2005 Option  Plan  provided  the Board of  Directors  the right to grant  options  to purchase  up to a total of 50,000,000  shares of the  Company's  Common  Stock.  As of December 31, 2008, the Company has not issued any options under the 2005 Stock Incentive Plan.

The following information summarizes the Company’s stock option activity at December 31, 2008:

Stock Options Plans:

Weighted
Average
	Exercise	Exercise
	Options	Price
Outstanding at December 31, 2006	220,000	$1.07

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2007	220,000	$1.07

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2008	220,000	$1.07

Non-plan stock options:

Weighted
Average
	Exercise	Exercise
	Options	Price
Outstanding at December 31, 2006	100,000	$0.03

Granted	-	-
Exercised	-	-
Expired or cancelled	100,000	0.03
Outstanding at December 31, 2007	-	$-

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2008	-	$-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Weighted
			Average	Weighted
		Average	Remaining	Average
	Number	Life	Exercise	Number
Range of exercise price:	Outstanding	In Years	Price	Exercisable
$0.001 to $0.50	-	-	-	-
$0.51 to $1.00	-	-	-	-
$1.01 to $1.50	220,000	.71	1.07	220,000
	220,000			220,000

NOTE 19 - RELATED PARTY TRANSACTIONS

The Company rented warehouse space and equipment from related entities.  For the year ended December 31, 2008 and 2007, rent expense charged to discontinued operations relating to these rentals totaled $432,269 and $871,958, respectively.

The Company was owed $-0- and $29,450 from employees of the Company as of December 31, 2008 and December 31, 2007, respectively.  These amounts are non-interest bearing and do not have formal repayment terms.

As of December 31, 2008 and December 31, 2007, the Company owed an aggregate of $134,000 and $-0-, respectively to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for working capital.  This loan was to Cargo Connection and has been assumed by Cargo Holdings.

Effective as of January 31, 2005, Underwing, a Delaware limited liability company controlled by Jesse Dobrinsky, a Director; Scott Goodman, our CEO, CFO and Director; and John L. Udell, a major shareholder of the Company, entered into a ten-year lease for a 92,000 square foot facility located in Bensenville, Illinois (the “Bensenville Lease”), with the intention of initially subleasing a portion of the facility to the Company and the remaining portions to third parties on short-term basis until the Company needed to sublease such remainder of the facility. Underwing intended to sublet the facility to the Company and other sub-tenants at market-comparable rental rates and as of May 1, 2007 Cargo International and Underwing entered into a sublease agreement (the “Sublease Agreement”). The owner of the facility, MP Cargo ORD Property, LLC (“MP Cargo”) as a condition to leasing the facility to Underwing, thereby making the facility available to the Company for subletting, demanded that the Company agree to guaranty all of Underwing’s obligations under the Bensenville Lease pursuant to a Guaranty of Lease, dated as of January 31, 2005 (the “Guaranty”). No rent was accrued or payable under the Bensenville Lease prior to February 2006, other than utility and similar charges, which the Company paid proportionally based upon the area within the facility which the Company utilized. Commencing in February 2006, the monthly rental cost for the entire facility was approximately $45,000. Underwing had not made any rental payments under the Bensenville Lease, although the rent began to accrue as of February 2006. It was the understanding between Underwing and the landlord that payment of rent would commence no sooner than August 2007.  On January 11, 2008 the above mentioned lease and Sublease Agreement was terminated and simultaneous therewith Cargo International entered into a ten year commercial lease agreement directly with MP Cargo ORD Property, LLC. (see note 14). As a result of this transaction, the guaranteed rental payments that the Company had recorded on its books relating to the guarantee of the lease payments of Underwing have been reversed in the amount of $900,000 at December 31, 2007 and there is no further guaranty obligation as MP Cargo released the Company as guarantor under that lease agreement.

On April 10, 2007, we issued a promissory note to Parkside Properties, LLC (“Parkside”), in the amount of $50,000.  Parkside is an entity owned by Jesse Dobrinsky, a Director; Scott Goodman, our CEO, CFO, and Director; and John L. Udell, a principal stockholder of the Company.  This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007.  As of December 31, 2007, the principal balance of this note was repaid in full, along with accrued interest of $1,381.

On April 17, 2007, Cargo International borrowed $100,000 from a Parkside Properties, LLC (“Parkside”), a related party to assist in short term cash flow needs of the Company.  Cargo International issued the lender a promissory note in such principal amount.  This note provided for interest at the annual rate of 12% and a maturity date of July 10, 2007.  As of December 31, 2008, the principal balance of this note was repaid in full, along with accrued interest of $15,499.

In June 2007, the Company borrowed $100,000 from an entity controlled by a nephew of an executive officer of the Company in order to assist in short term cash flow needs of the Company. This informal loan provided for a weekly payment of $5,000 to be applied against the balance until the loan was paid off.  The principal balance of this loan was repaid as of November 9, 2007. Other amounts previously borrowed from the entity continue to be outstanding without interest or formal negotiated payment terms as of December 31, 2008.

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

NOTE 20 - INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses (“NOLs”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods.  Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.  The Company is in the process of preparing the Company’s consolidated tax returns for the years ended December 31, 2003, 2004, 2005, 2006, 2007, and 2008 and does not anticipate any adverse effect from any of the filings thereof.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax asset
Net operating loss carryforward	$3,712,300	$2,605,600
Deferred rent	(135,000)	221,000
Accrued compensation	148,000	362,000
Asset reserves and other items	(41,000)	69,000
Total deferred tax asset	3,684,300	3,257,600
Less valuation allowance	(3,684,300)	(3,257,600
Total net deferred tax asset	$-	$-

As of December 31, 2008, there is a remaining carryforward of approximately $9,519,000 available to offset the future taxable income. The Company has concluded that a full valuation allowance is appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future.  This will have no effect on the current statement of operations as it is offset by a corresponding reduction in the valuation allowance.

The scheduled expiration of such NOL’s is as follows:

For the Period Ended
2025	4,000,000
2026	3,000,000
2027	(318,000)
2028	2,837,000
Total	9,519,000

Income taxes computed at the statutory rate for the years ended December 31, 2008 and 2007 differ from amounts provided as follows:

	2008	2007
Tax provision (benefit) at statutory rate	34%	34%
State and local taxes, net of federal benefit	(3)%	(1)%
Derivative expenses	(56)%	(39)%
Change in valuation allowance	25%	6%

Effective income tax rate	0%	0%

NOTE 21 - SUBSEQUENT EVENTS

On January 15, 2010 the Company issued a convertible denture to Target Temporaries, Inc. (“Target”), (the “Target Debenture”), in the amount of $200,000, which bears interest at a date of 12% per annum, matures on January 15, 2011, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the Holder, equal to the lesser of (a) an amount equal to $0.005 (the “Fixed Conversion Price”), or (b) an amount equal to eighty percent (80%) of the average closing price of the Company’s Common Stock, for the five (5) trading days immediately preceding the Conversion Date. The entire unpaid principal amount, along with any accrued interest, is payable on January 15, 2011.  This Note replaces the Original Promissory Note dated June 30, 2007 and was done so to prevent Target from placing the Company in default on that Note.

On January 15, 2010 the Company issued a secured convertible denture to Parkside Properties, LLC. (“Parkside”), (the “Parkside Debenture”), in the amount of $134,000, which bears interest at a date of 15% per annum, matures on January 15, 2011, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the Holder, equal to the lesser of (a) an amount equal to $0.005 (the “Fixed Conversion Price”), or (b) an amount equal to eighty percent (80%) of the average closing price of the Company’s Common Stock, for the five (5) trading days immediately preceding the Conversion Date. The entire unpaid principal amount, along with any accrued interest, is payable on January 15, 2011.  This Note formalizes the funds lent to the Company in 2007.

On March 12, 2010, the Company issued a secured convertible debenture to Long Side Ventures, LLC (“Long Side”), (the “Long Side Debenture”),in the amount of $50,000, which bears interest at a rate of 20% per annum, matures on March 12, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 40% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on March 12, 2012.

On March 12, 2010, the Company entered into a $25,000 note receivable with ZeroSmoke North America (“ZeroSmoke”).  The note bears interest at 20% per annum and matures on June 12, 2010.  The note can be extended for two separate six month period after the original maturity date of June 12, 2010.  The Note is backed by a Security Agreement on ZeroSmoke’s inventory.

On April 2, 2010, the Company issued a secured convertible debenture to R&T Sports Marketing, Inc., (“R&T”), (the “R&T Debenture”), in the amount of $50,000, which bears interest at a rate of 15% per annum, matures on April 2, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 50% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note was part of a formalization of terms for the funds loaned to the Company by RAKJ Holdings, Inc. (“RAKJ”) in July, 2006 and part of the funds totaling $145,000 outstanding as of December 31, 2009.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on April 2, 2012.

On April 2, 2010, the Company issued a secured convertible debenture to Somesing, LLC, (“Somesing”), (the “Somesing Debenture”), in the amount of $50,000, which bears interest at a rate of 15% per annum, matures on April 2, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 50% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note was part of a formalization of terms for the funds loaned to the Company by RAKJ Holdings, Inc. (“RAKJ”) in April, 2006 and part of the funds totaling $145,000 outstanding as of December 31, 2009.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on April 2, 2012.

On April 2, 2010, the Company issued a secured convertible debenture to DMREZ Corp., (“DMREZ”), (the “DMREZ Debenture”), in the amount of $10,000, which bears interest at a rate of 15% per annum, matures on April 2, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 50% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note was part of a formalization of terms for the funds loaned to the Company by RAKJ Holdings, Inc. (“RAKJ”) in July, 2006 and part of the funds totaling $145,000 outstanding as of December 31, 2009.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on April 2, 2012.

On April 7, 2010, the Company issued a secured convertible debenture to Long Side Ventures, LLC (“Long Side”), (the “Long Side Debenture”), in the amount of $50,000, which bears interest at a rate of 20% per annum, matures on April 7, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 40% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on March 12, 2012.

On May 7, 2010, the Company issued a secured convertible debenture to Triple Crown, Inc., (“Triple Crown”), (the “Triple Crown Debenture”), in the amount of $975,000, which bears interest at a rate of 15% per annum, matures on May 7, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 50% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on May 7, 2012.  This Note formalizes the balance of funds loaned to the Company between 2005 and 2007.

On May 20, 2010, the Company filed an Articles of Amendment to the Articles of Incorporation with the Florida Department of State, amending Article 3.  It was granted on June 2, 2010 and it amended Shares, Classes and Series Authorized.  The Company has increased the authorized common stock to 30,000,000 shares and has clarified the Series V Preferred Stock voting rights to the correct thirty (30) times that number of shares of common stock into which such holders’ shares of Series V Preferred Stock are then convertible.

On May 21, 2010, the Company issued a secured convertible debenture to RAKJ Holdings, (“RAKJ”), (the “RAKJ Debenture”), in the amount of $35,000, which bears interest at a rate of 15% per annum, matures on May 7, 2012, and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 50% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on May 21, 2012.  This Note formalizes the balance of funds loaned to the Company by RAKJ in 2006.

On or about May 22, 2010, the Company was informed that the HSBC Loan obligation that Pacer had assumed, under the terms of the Strict Foreclosure Agreement, dated May 13, 2008, was in default.  The HSBC Loan, which was a SBA loan being administered through HSBC, was now being handled by the SBA’s Birmingham Disaster Loan Servicing Center for purposes of collection and enforcement and was looking towards the Company for payment.  The Company has placed the obligation on its books effective December 31, 2008 in anticipation that it may again, become liable for the debt.

On May 28, 2010, the Company was notified by Florida Atlantic Stock Transfer, its stock transfer agent, that the Company’s account was being transferred to Pacific Stock Transfer Company (located in Las Vegas, NV).

On June 10, 2010, Mack Fulmer resigned his positions as a director and vice president of the Company’s subsidiary, Cargo Connection Logistics Corp.

On July 6, 2010, the Company incorporated a wholly-owned subsidiary, Denari Media Productions, Inc. (“Denari”).  The goal of Denari is to become an organization entrenched in the Entertainment, Media & Leisure Industry. We intend for Denari to become involved in the development, finance, sales, acquisition, distribution and marketing of high quality intellectual property devoted for the entertainment and leisure markets through films. We will also be developing a series of innovative commercial products through the acquisition and financing of carefully chosen complementary feature films in the midst of completion or exposure during the major film markets and film festivals.

On July 20, 2010, the Company issued a promissory note to Taconic Group, LLC (“Taconic”), (the “Taconic Group Note”), in the amount of $66,000, which bears interest at a rate of 10% per annum, and matures on July 20, 2012.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on March 12, 2012.

On July 20, 2010, the Company issued a promissory note to Marine Industries, LLC (“Marine”), (the “Marine Note”), in the amount of $14,000, which bears interest at a rate of 10% per annum, and matures on July 20, 2012.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on March 12, 2012.

Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None noted.

Item 9A(T) – MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

 Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company's management was unable to complete its documentation and testing of all internal controls. Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company's internal control over financial reporting:

•
Inadequate derivative valuation controls: Management did not possess sufficient expertise in order to properly account for and prepare financial statement footnotes in accordance with generally accepted accounting principles (“GAAP”) with regard to derivatives financing transactions.  These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of December 31, 2008.

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

These changes in the internal control over financial reporting during the period covered by this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. - OTHER INFORMATION

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

The new and revised provisions to the Code of Ethics include:

•	an obligation of Senior Officers to exhibit and promote the highest standards of honest and ethical conduct (including among other things, a prohibition of actual or apparent conflicts of interests);
•	a revised financial records and periodic reports policy;
•	a revised section regarding compliance with applicable laws, rules and regulations;
•	a new provision regarding the accountability of Senior Officers to adhere to the Code of Ethics; and
•	a new section providing that the Code of Ethics may be amended, and compliance with the Code may only be waived, by of the Board of Directors.

Provisions which were not included in the Initial Code and which have been incorporated into our Code of Conduct include:

•	a prohibition of loans to directors, officers and their immediate family members;
•
a forfeiture provision requiring the Company’s chief executive officer or chief financial officer to return any monies received by them from the Company due relating to any accounting restatements caused by the Company’s material non-compliance, as a result of misconduct, with any financial reporting requirement under the securities laws;

•	a “whistleblower” protection;
•	a restriction on the Company’s officers’, directors’, or employees’ use of the Company’s firm of independent auditors;
•	a restriction placed on the Company regarding its hiring of any member of the Company’s independent auditor;
•	a policy regarding employees’ purchase of Company securities;
•	a document retention policy; and
•	a record keeping and accounting practices policy.

The sections which were in the Initial Code and revised and incorporated into the Code of Conduct include:

•	the reporting policy for reporting concerns to the Company’s Audit Committee or Board of Directors;
•	the disclosure policy (in accordance with Regulation FD of the U.S. federal securities laws);
•	protection of confidential information; and
•	insider trading, which has been revised to be a more thorough and explanatory policy and to provide a pre-clearance mechanism, blackout periods and post-termination transaction provisions.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company, as well as individuals who the Company believes will make a significant contribution to the Company’s business, at December 31, 2008.

NAME	AGE	POSITION

Scott Goodman	49	President, Chief Executive Officer, Chief Financial Officer,
		Chief Operating Officer, Secretary and Chairman of the Board of Directors (Principal Executive, Financial and Accounting Officer).

Jesse Dobrinsky	52	Director.

The following is a biographical summary of our directors and executive officers:

Scott Goodman has been our President, Chief Executive Officer and Chairman of the Board of Directors since June, 2008.  He also serves as our Chief Financial Officer, Chief Operating Officer, Secretary and Director since 2005.  Commencing in 1996, Mr. Goodman has served as Executive Vice President of Cargo Connection Logistics Corp.  From 1995 to 1996, Mr. Goodman served as Chief Financial Officer of Coast Dispatch, Inc., a New York City based irregular route common carrier.  Mr. Goodman holds a Bachelor of Science Degree in Business Administration with a major in accounting from Northeastern University in 1982 and an MBA from Adelphi University with majors in International Business and Corporate Finance in 1984.

Jesse Dobrinsky, who is no longer an employee of the Company, had been its President, Chief Executive Officer and Chairman of the Board of Directors from May 2005 through June 2008.  Prior to that and since 1996, Mr. Dobrinsky was President of Cargo Connection, a then privately owned entity, until it was acquired by the Company in 2005.  From 1982 through 1995, Mr. Dobrinsky served as the President and Chief Operating Officer of Coast Dispatch, Inc., a New York City based irregular route common carrier.

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

The Company’s code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended December 31, 2008.

Committees

The Board of Directors has not established any committees.  The functions of an Audit Committee and Compensation Committee are performed by the Board.

Item 11 – EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer and  our two most highly compensated executive officers (other than the principal executive officer) for all services rendered in all capacities to us for fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation Earnings ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jesse Dobrinsky, CEO(1)	2008	200,000	0	0	0	0	0	0	200,000
	2007	181,250	0	0	0	0	0	$9,730(4)	190,980
Scott Goodman, CEO(2), CFO, COO and Secretary	2008	175,000	0	0	0	0	0	0	175,000
	2007	156,250	0	0	0	0	0	$5,769(5)	162,019
John L. Udell, Vice President(3) and Assistant Secretary(3), Cargo Connection	2008	150,000	0	0	0	0	0	0	150,000
	2007	135,000	0	0	0	0	0	$5,000(6)	140,000

(1)	Position held from May 2005 through June 2008.
(2)	Position assumed in June 2008.
(3)	Positions held through June 2008.
(4)
Represents (a) annual premiums paid by the Company with respect to a life insurance policy, the beneficiary of which is Mr. Dobrinsky’s wife, with a death benefit of $200,000 and (b) amounts paid for accrued and unused vacation time (“Unused Vacation Time”).

(5)	Represents amounts paid for Unused Vacation Time.
(6)	Represents amounts for Unused Vacation Time.

Jesse Dobrinsky, the Company’s CEO through June 2008, is no longer employed by the Company and was to receive a base salary of $200,000 in 2008 and $181,250 in 2007, of which $61,538 and $133,272 were actually paid in 2008 and 2007, respectively.

Scott Goodman, the Company’s current CEO, CFO and COO, is employed at will and received a base salary of $175,000 in 2008 and $156,250 in 2007, of which $74,038 and $118,472 were actually paid in 2008 and 2007, respectively.

John L. Udell, a Vice President of Cargo Connection through June 2008, is no longer employed and received a base salary of $150,000 in 2008 and $135,000 in 2007, of which $57,692 and $99,994 were actually paid in 2008 and 2007, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.  The Company has not issued any options and or awards to the named executive officers listed below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards.
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexcersizable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares that Have Not Vested (g)	Market Value of Shares That Have Not Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Jesse Dobrinsky	0	0	0	0	0	0	0	0	0
Scott Goodman	0	0	0	0	0	0	0	0	0

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2008.  The Directors of the Company were not compensated as directors in fiscal year 2007.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non- Equity Incentive Plan ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jesse Dobrinsky	0	0	0	0	0	0	0
	0	0	0	0	0	0	0
Scott Goodman	0	0	0	0	0	0	0
	0	0	0	0	0	0	0

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information about the beneficial ownership of our capital stock as of November 30, 2010, by each person who is the beneficial owner of more than 5% of the outstanding shares of any class of capital stock, based on filings with the Securities and Exchange Commission and other information.

Name and Address of Beneficial Owner	Title of Class Amount, Nature and Percentage of Beneficial Ownership(1)
	Common Stock(2)		Series III Preferred Stock(3)		Series IV Preferred Stock(3)		Series V Preferred Stock
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky(4)	1,400,471,976(5)	17.1%	50,000	50.0%	0	0	143,960	30%
Scott Goodman(4)	1,162,376,738(7)	14.2%	0	0	517,500(6)	100%	143,960	30%
John L. Udell(4)	1,400,471,976 (8)	17.1%	50,000	50.0%	0	0	143,960	30%
UTEK Corporation d/b/a Innovaro(9)	153,417,714	1.9%	0	0	0	0	0	0
Triple Crown(10)	2,464,285,714(11)	30.2%	0	0	517,500(12)	100%	0	0
Jay Finkelstein(4)	387,461,438(13)	4.7%	0	0	0	0	47,987	10%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)
Applicable percentage of ownership is based on 1,569,910,353 shares of Common Stock outstanding as of November 30, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
In determining the amount of Common Stock beneficially owned by a holder of Series III and Series IV Preferred Stock, we have assumed a conversion date of November 30, 2010 and have assumed that, each share of Series III and Series IV Preferred Stock, as the case may be, may be converted into Common Stock using a conversion price per share equal to the average of the lowest of three trading day prices during the five trading days immediately prior to the conversion date, multiplied by .70.

(4)	The address for this individual is P.O. Box 248, East Meadow, New York 11554.
(5)
Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Dobrinsky directly; (ii) 238,095,238 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days and which have voting power equal to 4,761,904,762 shares of Common Stock; and (iv) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days, and which currently have voting power equal to 32,714,910,000 shares of Common Stock.

(6)	Pursuant to the Triple Crown Voting Proxy, Mr. Goodman, our CEO, has the right to vote the 517,500 shares of Series IV Preferred Stock.
(7)
Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Goodman directly; (ii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Goodman which are convertible within sixty (60) days and which have voting power equal to 32,714,910,000 shares of Common Stock; and (iii) note that pursuant to a voting proxy expiring on March 26, 2013 (the “Triple Crown Voting Proxy”), Mr. Goodman has shared voting power with respect to the 517,500 shares of Series IV Preferred Stock owned by Triple Crown, which are convertible within sixty (60) days and upon conversion have a value of 2,464,285,714 shares of Common Stock issuable upon their conversion and which have voting power equal to 49,285,714,286 shares of Common Stock, but the number of shares into which the conversion is applicable is not included in the number of common shares under Mr. Goodman.

(8)
Includes: (i) 71,879,738 shares of Common Stock owned directly by Mr. Udell; (ii) 238,095,238 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Udell which are convertible within sixty (60) days and which have voting power equal to 4,761,904,762 shares of Common Stock; and (iii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Udell which are convertible within sixty (60) days and which currently have voting power equal to 32,714,910,000 shares of Common Stock.

(9)	The address for this party is 2109 East Palm Avenue, Tampa, Florida 33605.
(10)
This address for this party is 1850 South Ocean Drive, Apt. 2709, Hallandale Beach, FL  33009.  The Company believes that Ben Kaplan, a nephew of Mr. Dobrinsky, controls Triple Crown and thus is the beneficial owner of the Series IV Preferred Stock owned by Triple Crown.

(11)
Includes: (i) 2,464,285,714 shares of Common Stock issuable upon conversion of 517,500 shares of Series IV Preferred Stock owned by Triple Crown which are convertible within sixty (60) days and which have voting power equal to 49,285,714,286 shares of Common Stock.

(12)
Triple Crown owns and has shared voting power with respect to these shares.  Triple Crown has granted a voting proxy with respect to these shares to Mr. Goodman, our CEO, pursuant to the Triple Crown Voting Proxy.

(13)
Includes: (i) 23,959,913 shares of Common Stock owned by Mr. Finkelstein directly; and (ii) 363,501,525 shares of Common Stock issuable upon conversion of 47,987 Series V Preferred Stock owned by Mr. Finkelstein which are convertible within sixty (60) days and which have voting power equal to 10,905,045,750 shares of Common Stock.

Security Ownership of Management

The following table sets forth information about the beneficial ownership of our Common Stock as of November 30, 2010, by (i) each of our directors or those nominated to be directors, and executive officers, and (ii) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class Amount, Nature and Percentage of Beneficial Ownership(1)
	Common Stock(1)		Series III Preferred Stock(2)		Series IV Preferred Stock(2)		Series V Preferred Stock
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky PO Box 394 Rockville Centre, NY 11570	1,400,471,976(3)	17.1%	50,000	50.0%	0	0	143,960	30%
Scott Goodman PO Box 248 East Meadow, NY 11554	1,162,376,738(5)	14.2%	0	0	517,500(4)	100%	143,960	30%
All executive officers and directors, as a group	2,562,848,714	31.3%	50,000	50%	517,500	100%	287,920	60%

(1)
Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)
Applicable percentage of ownership is based on 1,569,910,353 shares of Common Stock outstanding as of November 30, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Dobrinsky directly; (ii) 238,095,238 shares of Common Stock issuable upon conversion of 50,000 shares of Series III Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days and which have voting power equal to 4,761,904,762 shares of Common Stock; and (iv) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Dobrinsky which are convertible within sixty (60) days, and which currently have voting power equal to 32,714,910,000 shares of Common Stock.

(4)	Pursuant to the Triple Crown Voting Proxy, Mr. Goodman, our CEO has sole voting power over these 517,500 shares of Series IV Preferred Stock.
(5)
Includes: (i) 71,879,738 shares of Common Stock owned by Mr. Goodman directly; (ii) 1,090,497,000 shares of Common Stock issuable upon conversion of 143,960 shares of Series V Preferred Stock owned by Mr. Goodman which are convertible within sixty (60) days and which have voting power equal to 32,714,910,000 shares of Common Stock; and (iii) note that pursuant to a voting proxy expiring on March 26, 2013 (the “Triple Crown Voting Proxy”), Mr. Goodman has shared voting power with respect to the 517,500 shares of Series IV Preferred Stock owned by Triple Crown, which are convertible within sixty (60) days and upon conversion have a value of 2,464,285,714 shares of Common Stock issuable upon their conversion and which have voting power equal to 49,285,714,286 shares of Common Stock, but the number of shares into which the conversion is applicable is not included in the number of common shares under Mr. Goodman.

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

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2008 and 2007, we leased both rental property and equipment from CDI Management, Inc. (“CDI”), an entity controlled by Jesse Dobrinsky, a Director; Scott Goodman, our CEO, CFO, and Director; John L. Udell, a principal shareholder; and Jay Finkelstein, a principal shareholder, pursuant to which CDI furnished the Company with both rental property and equipment leases.  The rental obligations under the real property lease for 2008 and 2007 were $422,669 and $709,100, respectively.  The obligations under equipment leases for 2008 and 2007 were $9,600 and $28,800, respectively.

As of December 31, 2007, the Company issued a promissory note to EmplifyHR, in the amount of $800,000.00.  Ivan Dobrin, who is the brother of our Director, Jesse Dobrinsky, has a direct material interest in EmplifyHR as a principal shareholder.  This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007.  On May 13, 2008, the Company entered into a General Release Agreement with Emplify, pursuant to which Emplify released the Company and its subsidiaries of all obligations and liabilities.

As of May 1, 2007 Cargo International sub-leased 92,000 square feet of office and warehouse space in Illinois from Underwing International, LLC (“Underwing”), a Delaware limited liability company controlled by Jesse Dobrinsky, a Director; Scott Goodman, our CEO, CFO and Director; John L. Udell, a principal stockholder of the Company; and Jay Finkelstein, a principal stockholder of the Company (the “Sublease”), for aggregate Sublease payments of $45,000.  The Sublease was terminated by a Sublease Termination Agreement between Cargo International and Underwing, dated January 11, 2008.

On April 10, 2007, we issued a promissory note to Parkside Properties, LLC (“Parkside”), in the amount of $50,000.  Parkside is an entity owned by Jesse Dobrinsky, a Director; Scott Goodman, our CEO, CFO, and Director; and John L. Udell, a principal stockholder of the Company.  This note provides for interest at the annual rate of 12% and a maturity date of July 3, 2007.  As of December 31, 2007, the principal balance of this note was repaid in full, along with accrued interest of $1,381.

On April 17, 2007, we issued a promissory note to Parkside in the amount of $100,000.00.  This note provides for interest at the annual rate of 12% and a maturity date of July 10, 2007.  As of December 31, 2008, the principal balance of this note was repaid in full, along with accrued interest of $15,499.

In October 2005, we issued a secured convertible debenture to Jesse Dobrinsky, Scott Goodman and John L. Udell, in the amount of $75,000.  Pursuant to the terms of the debenture, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006.  The debenture is convertible into Common Stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2007. The note has not been repaid as of December 31. 2008. The Company is in default under the provisions of the note.

Director Independence

The OTC Bulletin Board, on which our common shares have traded, as well as the OTC Market – Pink Sheets, does not have any director independence requirements.

We have determined that none of our directors are independent.  We use the definition of an “independent director” provided by the NASDAQ Marketplace Rules to determine whether each of our directors is independent. The definition states that a director is independent if he or she is not an executive officer or employee of the Company, or if the board affirmatively determines that the director has no relationship with the company which, in the board's opinion, would interfere with the director's exercise of independent judgment in carrying out a director's responsibilities. The definition, which is found in Rule 4200, lists six relationships that preclude an independence finding, including if the director is an employee of a parent or subsidiary of the company. As Jesse Dobrinsky and Scott Goodman held or hold executive officer positions with us, they do not qualify as independent directors.

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

Audit Fees.

The aggregate fees billed by our principal accountant, Friedman, LLP, for professional services for the audit of our annual financial statements for 2008 and 2007 were $68,500 and $151,551, respectively net of expenses.

Audit Related Fees.

The aggregate fees billed by our principal accountant, Friedman, LLP, for reasonably related fees or expenses, aside from those referenced above, related to the audit of our annual financial statements for 2008 and 2007 were $0 and $0, respectively, net of expenses.

Tax Fees.

There were no fees charged to the Company for tax compliance, tax related advice, or tax planning by our principal accountant, Friedman, LLP.

All Other Fees.

There were no other fees paid to our principal accountant, Friedman, LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Amended and Restated Articles of Organization, dated January 21, 2009.
3.2	Amended and Restated Articles of Organization, dated May 20, 2010.
3.3	By-Laws (Incorporated by reference to the Company’s Registration Statement on Form 10-SB originally filed with the Securities and Exchange Commission on November 19, 1999. SEC File No. 000-28233)
4.1
1999 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form 10-SB originally filed with the Securities and Exchange Commission on November 19, 1999. SEC File No. 000-28233)

4.2	2005 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2005. SEC File No. 333-126354)
4.3	2009 Stock Option Plan as approved by the Directors on December 31, 2009.
4.4	Denari Media Productions, Inc., a wholly-owned subsidiary, formed on July 6, 2010.
10.1
Letter Agreement, dated May 27, 2008, by and between Cargo Connection Logistics Holding, Inc. and Rosemary E. Ferro. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2008; SEC File No. 0-28223).

10.2
Termination Agreement, dated May 28, 2008, by and between Cargo Connection Logistics International, Inc. and AIT Worldwide Logistics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2008; SEC File No. 0-28223)

10.3
Letter from counsel to MP Cargo ORD Property LLC, dated May 14, 2008. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2008; SEC File No. 0-28223).

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

10.8
Agreement dated May 13, 2008, between Cargo Connection Logistics Holding, Inc. and Pacer Health Corp. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223).

10.9
Transitional Management and Operating Agreement dated May 13, 2008, between Cargo Connection Logistics Holding, Inc. and Pacer Logistics, LLC. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223).

10.10
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Jesse Dobrinsky. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223).

10.11
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Scott Goodman. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223).

10.12
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and John L. Udell. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223).

10.13
Services Assignment Letter Agreement dated June 2, 2008 by and among the Company, Cargo Connection Logistics Corp. and Jay Finkelstein. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 20, 2008; SEC File No. 000-28223).

10.14	Convertible Debenture, dated January 15, 2010, issued by the Company to Target Temporaries, Inc. in the amount of $200,000.
10.15	Secured Convertible Debenture, dated January 15, 2010, issued by the Company to Parkside Properties, LLC, in the amount of $134,000.
10.16	Secured Convertible Debenture, dated March 12, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000.
10.17	Note Receivable from ZeroSmoke North America, in the amount of $25,000, dated March 12, 2010.
10.18	Security Agreement on ZeroSmoke North America’s inventory, dated March 16, 2010.
10.19	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to R&T Sports Marketing, Inc., in the amount of $50,000.
10.20	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to Somesing, LLC, in the amount of $50,000.
10.21	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to DMREZ Corp., in the amount of $10,000.
10.22	Secured Convertible Debenture, dated April 7, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000.
10.23	Secured Convertible Debenture, dated May 21, 2010, issued by the Company to Triple Crown, Inc., in the amount of $975,000
10.24	Secured Convertible Debenture, dated May 21, 2010, issued by the Company to RAKJ Holdings, in the amount of $35,000.
10.25	Promissory Note, dated July 20, 2010, issued by the Company to Taconic Group, LLC, in the amount of $66,000.
10.26	Promissory Note, dated July 20, 2010, issued by the Company to Marine Industries, LLC, in the amount of $14,000.
10.27	SBA Notification on or about May 22, 2010, with regard to the default on the HSBC Loan obligation that Pacer had assumed, under the terms of the Strict Foreclosure Agreement, dated May 13, 2008.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARGO CONNECTION LOGISTICS HOLDING, INC.

By:	/s/ Scott Goodman
Scott Goodman - President, Chief Executive Officer, Chief Financial officer and Director (Principal Executive, Accounting and Financial Officer)

Dated: December 17, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Goodman
Scott Goodman - President, Chief Executive Officer, Chief Financial officer and Director (Principal Executive, Accounting and Financial Officer)

Dated: December 17, 2010