Form 10-Q
period 2009-03-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2010-12-17
CIK 1093819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

(888) 886-4610
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐                                 No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                                 No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐            No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 30, 2010
Common Stock, $.001 par value	1,569,907,354

CARGO CONNECTION LOGSITICS HOLDING, INC. AND SUBSIDIARIES
FORM 10-Q

LIST EXHIBITS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,157	$2,157
Cash - restricted	487	1,000
Current assets of discontinued operations	-	478
Total current assets	2,644	3,635
TOTAL ASSETS	$2,644	$3,635

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,263,357	$1,202,148
Secured convertible debenture, net of discount of $0 and $0, respectively	75,000	75,000
Current portion of notes payable	275,043	275,043
Due to related parties	134,000	134,000
Due to others	1,120,000	1,120,000
Current liabilities of discontinued operations	3,398,894	3,398,794
Total current liabilities	6,266,294	6,204,985
TOTAL LIABILITIES	6,266,294	6,204,985

Commitments and contingencies

Non-controlling interest - ITG subsidiary	342	342

Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares,
1,569,907,354 and 1,569,907,354 shares issued and outstanding	1,569,908	1,569,908
Additional paid in capital	3,492,207	3,492,207
Accumulated deficit	(12,423,474)	(12,361,174)
TOTAL STOCKHOLDERS' DEFICIENCY	(7,361,359)	(7,299,059)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,644	$3,635

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$52,316	$202,886
Total operating expenses	52,316	202,886

Loss from operations	(52,316)	(202,886)

Other (expense) income
Interest expense, net	(9,406)	(58,652)
Loss from debt extinguishment	-	81,847
Other income (expense)	-	(750)
Total other (expense) income	(9,406)	22,445

Net loss from continuing operations attributable to common
stockholders	(61,722)	(180,441)

Discontinued operations
Loss from operations of discontinued entity	(578)	(830,695)
Loss from discontinued operations	(578)	(830,695)

Net loss attributable to common stockholders	$(62,300)	$(1,011,136)

Net (loss) income per common share:
Basic and Diluted:
Loss from continuing operations	$(0.000)	$(0.000)
Loss from discontinuing operations	$(0.000)	$(0.001)

Weighted average number of common shares outstanding, Basic and diluted	1,569,907,354	1,201,653,508

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss from continuing operations attributable to common	$(61,722)	$(180,441)
stockholders
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss from operations of discontinued entity	(578)	(830,695)
Loss on extinguishment of debt	-	(8,090)
Non-controlling interest	-	13
Net change in certain assets and liabilities:
Escrow held by attorney	513	-
Prepaid expenses	-	(23,905)
Accounts payable and accrued expenses	61,209	1,371,483

Net cash (used in) provided by operating activities - continuing	(578)	328,365
Net cash provided by (used in) operating activities - discontinued	100	(835,551)
Net cash used in operating activities	(478)	(507,186)

Cash flows from investing activities:
Net cash used in investing activities - continuing	-	-
Net cash used in investing activities - discontinued	-	(61,726)
Net cash used in investing activities	-	(61,726)

Cash flows from financing activities
Repayments to officers	-	(63,143)
Proceeds from others	-	210,000
Proceeds received from related parties	-	(134,000)

Net cash provided by financing activities - continuing	-	12,857
Net cash provided by financing activities - discontinued	478	556,215
Net cash provided by financing activities	478	569,072

Net increase in cash	-	160

Cash, beginning of period	2,157	1,194

Cash, end of period	$2,157	$1,354

Supplemental disclosure of cash flow information
Interest expense	$ ----	$34,372
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$-	$172,100
Assumption of liabilities of discontinued operations from parent company	$-	$911,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION, HISTORY AND BASIS OF PRESENTATION

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

On March 14, 2006, Mid Coast Management, Inc. changed its name to Cargo Connection Logistics – International, Inc.

The Company had operated as a provider of logistics solutions for global partners through its network of branch terminal locations and independent agents in North America. The Company operated predominately as a non-asset based transportation provider which provided truckload and less-than-truckload transportation services utilizing some Company equipment and dedicated owner operators, as well as in coordination with other transportation companies with whom the Company had established relationships.

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), which was accounted for as a wholly-owned subsidiary. At the time of its acquisition by the Company, NMDT’s assets consisted of a license to certain patent rights and cash. The Company intended to develop, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, to service the logistics, transportation and general cargo industries. The Company anticipated that its current stage of research and development of a revised prototype would have been completed by the end of the 2008 fiscal year or within the 1st quarter of 2009.  Since the prototype and other modifications necessary to have the device marketed properly have not occurred, along with the company’s inability to begin paying royalties on the technology beginning in 2009, the Company has determined that it would cease in its efforts to develop and market the device and therefore recorded an impairment to the intangible asset in the amount of $1,316,854 as of December 31, 2008.

The Company owned a 51% interest in Independent Transport Group, LLC (“ITG”), in which Emplify HR Services, Inc. (“Emplify”) (a related party at the time) owned a 49% interest. The financial statements of ITG are included in the Company’s condensed consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company’s consolidated statements of operations and the minority interest in the equity of ITG is reflected as a separate component in the Company’s condensed consolidated balance sheet. The Parties agreed to dissolve their partnership interests in ITG in June, 2009.

On May 5, 2008, the Company received a written notice of default dated April 29, 2008 (the “Default Notice”) from Pacer Logistics LLC (“Pacer”) which stated that the balance due on three convertible debentures payable to Pacer was in excess of $4,000,000 and was in default. The Default Notice provided that Pacer would conduct a “self-help” foreclosure ten days from the date of the Notice pursuant to a Security Agreement, dated December 28, 2005. On May 13, 2008, the Company entered into a Strict Foreclosure and Transfer of Assets Agreement with Pacer (the “Strict Foreclosure Agreement”), pursuant to which the Company acknowledged that it was in default of certain obligations, in the aggregate amount of $3,826,068 to Pacer, as assignee of all right, title and interest of YA Global Investments, LP (“YA Global”), including as assignee of Montgomery Equity Partners Ltd. (“Montgomery”), with respect to the Companies’ obligations (collectively the “Outstanding Obligations”) under the:

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

The outstanding balance of the above was an aggregated amount of $2,084,400 in principal, plus accrued interest of $598,513 and accumulated liquid damages of $1,143,155 incurred as of the foreclosure date, totaling $3,826,068.

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities, including:

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

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, the unaudited condensed consolidated financial statements have been prepared to reflect all adjustments necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2009.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2008 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on December 17, 2010.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company incurred a net loss attributable to common stockholders before discontinued operations of $61,722 compared to a net loss of $180,441 for the three months ended March 31, 2009 and 2008, respectively.  The Company has a working capital deficiency of $6,263,650 and an accumulated deficit of $12,423,474 at March 31, 2009 and expects that it will incur additional losses in the immediate future.  The effect of the change in the value of the financial instruments is not included in operational losses, but instead have been included in gain from operations of discontinued entity.  The Company’s operations have been severely curtailed after its compliance with the Strict Foreclosure Agreement (see Note 1).  To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

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

These factors raise substantial doubt that the Company may be able to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the amounts or classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2008 and filed with the SEC on December 17, 2010, had included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit. The Company has not experienced any losses on these accounts, and believes that such risk is minimal.

Property and equipment and depreciation and amortization

Property and equipment was recorded at cost. Depreciation and amortization of property and equipment was provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures were five and seven years. Computer equipment and software was depreciated over three years and leasehold improvements are amortized over the shorter of the life of the improvement or the length of the lease.

The Company amortizes deferred financing costs over the respective terms of their agreements using the straight-line method.

Valuation of long-lived assets

The Company accounted for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2008, there was an impairment charge of $1.3 million taken relating to NMDT’s patent rights under long-lived assets.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating losses (“NOLs”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods.  Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.  The Company is in the process of preparing the Company’s consolidated tax returns for the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009 and does not anticipate any adverse effect from any of the filings thereof.

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

	Period ended March 31,
Basic and Dilutive number of common shares outstanding:	2009	2008
	1,569,907,354	1,201,653,508

For the period ended March 31, 2009 and 2008, outstanding shares of preferred stock of 1,097,367 and 1,097,367, respectively, which were convertible into 8,045,706,811 and 5,399,278,239 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the period ended March 31, 2008, outstanding shares of warrants of 2,000,000, which were convertible into 2,000,000 shares of commons stock, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the period ended March 31, 2009 and 2008, convertible debentures (including accrued interest) totaling $114,352 and $103,133, respectively, which were convertible into 762,349,600 and 275,021,787 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

Stock-based compensation

The Company adopted SFAS No. 123R, “Share-based Payment” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its interpretations and revises SFAS No. 123 and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.

The Company has granted 1,000,000,000 stock options in 2009 to Scott Goodman, CEO, in lieu of payment for accrued compensation valued at $100,000.  The Company has not granted any stock options in 2008.  No stock options have been exercised or expired in 2008 or 2009.

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

Deferred Rent

The term of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS 13, “Accounting for Leases” the non-contingent rent increases are amortized over the term of the leases on a straight line basis. Deferred rent included Illinois and Atlanta rent and represented the unamortized rent adjustment amount, and was reflected as deferred rent obligations in the Company’s condensed consolidated balance sheet. This is now reflected as part of discontinued operations as the leases were associated with the logistics operations, which were either foreclosed upon or the operations ceased due to lack of complementary revenue caused by the foreclosure.  Due to the effect of the foreclosure on those operations, the deferred rent liability is reflected as part of discontinued operations.

Intangible Assets

The Company accounted for its intangible assets under the provisions of SFAS No. 142. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite lives are accounted for impairment under SFAS No. 142.

The Company had intangible assets, such as patents or licenses, that were determined to have a definite life and was amortized over its useful life (19 years) and was measured for impairment when events or circumstances indicated that the carrying value may be impaired.  The Company estimated the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment existed. If the carrying value exceeded the estimate of future undiscounted cash flows, the impairment was calculated as the excess of the carrying value of the asset over the estimate of its fair value.

The Company has took a full impairment of the License for the RadRope™ product as of December 31, 2008, after determining that there was no market for the product in the amount of $1,316,854.  The License and all related products associated with it have been returned to the manufacturing company as of April, 2010.

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

Discontinued Operations

The Company had owned a 51% interest in ITG, in which Emplify owned a 49% interest.  The financial statements of ITG are included in the Company’s condensed consolidated financial statements.  The minority interest in operating results is reflected as an element of non-operating expense in the Condensed Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Condensed Consolidated Balance Sheet.  The Parties agreed to dissolve their partnership interests in ITG in June, 2009.

Discontinued Operations – Due to Strict Foreclosure

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,826,068 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Outstanding Obligations (see Note 1).

The Company, subsequent to this transaction, has discontinued the operations of its Cargo Connection subsidiary, as the business which had existed no longer could operate without its assets, which included its cash accounts, accounts receivable, factoring availability, fixed assets such as its machinery and equipment and the operating leases on the trucks, trailers, and warehouse equipment, along with its customers, which were all assigned to Pacer Logistics, LLC pursuant to the Strict Foreclosure Agreement.

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

In connection with the discontinued operations, the Company had a total loss of $237 as of March 31, 2009.  The following is a summary of the $237 loss from discontinued operations as of March 31, 2009:

2009
Add: total debt assumed under Strict Foreclosure Agreement	$342
Less: total assets assumed under Strict Foreclosure Agreement	-
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	342
Loss from operations of discontinued entity	(579)
Income tax benefit	-
Gain from discontinued operations	$(237)

Please note though that the Company has also projected that for the year ended December 31, 2008, that it would utilize approximately $2,700,000 of its net operating loss carryforward due to the gain recognized from discontinued operations of $5,397,439 (see Note 14).

In addition, management of the Company had determined that as of July 18, 2008, its Cargo International subsidiary would cease operations at its facility in Illinois.  As a result of this, the Company has classified the results of its Cargo International subsidiary as “discontinued operations” in the condensed consolidated statements of operations

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless a more formal agreement is put into place for the repayment of these funds.  The Company is currently negotiating formal note agreements with the lenders listed below with respect to their advances to the Company.

The following table details Due to Others as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Loan from RAKJ Holdings	$145,000	$145,000
Loan from Triple Crown	975,000	975,000
Total account balance	$1,120,000	$1,120,000

NOTE 7 - NOTES PAYABLE

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

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc., in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc.  The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company is currently in default of this note.  The Company has accrued interest of $34,466 as of March 31, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. The Company is currently in default of this note.  The Company has accrued interest of $1,844 as of March 31, 2009.

At March 31, 2009 and December 31, 2008, future minimum annual principal payments on the above notes are as follows:

As of March 31, 2009	As of December 31, 2008

$275,043	$275,043
$275,043	$275,043

The following table details the Notes Payable as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009	As of December 31, 2008

Target Temporaries	$200,000	$200,000
HSBC	50,043	50,043
Brainard	25,000	25,000
Total	$275,043	$275,043
Less: Current portion	275,043	275,043
Long-term portion	$-	$-

NOTE 8 - SECURED CONVERTIBLE DEBENTURES

In October 2005, the Company entered into a secured convertible debenture with members of management (the “Management Note”) in the amount of $75,000. Under the agreement, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006. The debenture is convertible into common stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the common stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2008. The note has not been repaid as of this date. The Company has not received any notification that it is in default under the provisions of the note.

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133.  The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option.  The value of the embedded derivative liability, in the amount of $-0- and $17,593 as of March 31, 2009 and 2008, respectively, was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2008.

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintained a 401(k) savings plan that covered substantially all of its employees. Participants in the savings plan could elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company did not match any portion of the participant’s contributions as per the provisions of the plan.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

There was no rent expense (inclusive of amortization of straight line expense) accrued to operations for office and warehouse space for the three months ended March 31, 2009 and 2008.  There was no rent expense accrued to operations for trucks and equipment for the three months ended March 31, 2009 and 2008.

The Company recognizes rent expense based upon the straight-line method, which adjusts for rent abatements and future rent increases.  In connection with future minimum lease payments, there was no liability for deferred rent at March 31, 2009 and December 31, 2008, respectively, for continuing operations.

Litigation

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

On or about May 22, 2010, the Company received information from the U.S. Small Business Administration with reference to the HSBC Loan that had been assumed by Pacer under the terms of the Strict Foreclosure Agreement.  The Company had been informed that the loan was in default due to non-payment by Pacer.  The Company and certain executive officers are guarantors of the loan (see Note 7).

NOTE 11 - LITIGATION/JUDGMENT LIABILITY PAYABLE

As presented in Note 10 (Commitment and Contingencies), there are items under the litigation section that have or may result in judgments against the Company.  The Company has classified these items under Litigation/Judgment Liabilities and are reflected as part of the Liabilities (Accounts Payable and Accruals) section of discontinued operations and are shown in the chart below at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Avalon Risk Management	$344,540	$344,540
Total Protective Security	52,652	52,652
Travelers Insurance	23,484	23,484
MP ORD	272,811	272,811
MES Managed Employee Solutions	7,078	7,078
Industrial Staffing Services	44,779	44,779
Total	$745,344	$745,344

NOTE 12 - STOCKHOLDERS' DEFICIENCY

Common Stock

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

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, the Company owed an aggregate of $134,000 to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for working capital.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection.  In addition, the current members of the Board of Directors serve without compensation.

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  Significant components of the Company's net deferred income tax assets and liabilities as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Deferred tax asset
Net operating loss carryforward	$3,756,200	$3,712,300
Deferred rent	(221,000)	(135,000)
Accrued compensation	(13,000)	148,000
Asset reserves and other items	(68,000)	(41,000)
Total deferred tax asset	3,454,200	3,684,300
Less valuation allowance	(3,454,200)	(3,684,300)
Total net deferred tax asset	$-	$-

The Company had net operating losses carryforwards of approximately $9,500,000 at December 31, 2008 that is available to offset future taxable income.  As of March 31, 2009, there is a remaining carryforward of approximately $9,600,000 available to offset the future taxable income.  The Company has concluded that a full valuation allowance was appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future.

The Company had approximately $9,500,000 of tax loss carryforward (“NOL”s) as of December 31, 2008 and currently as of March 31, 2009 has an approximately $112,000 additional amount.  The scheduled expiration of such NOL’s is as follows:

For the Period Ending:	March 31	December 31
2025	$4,000,000	$4,000,000
2026	3,000,000	3,000,000
2027	(318,000)	(318,000)
2028	2,837,000	2,837,000
2029	112,000	-

Total	$9,631,000	$9,519,000

Income taxes computed at the statutory rate for the period ended March 31, 2009 and the year ended December 31, 2008 differ from amounts provided as follows:

	3/31/2009	12/31/2008
Tax provision (benefit) at statutory rate	34%	34%
State and local taxes, net of federal benefit	5%	(3%)
Derivative expenses	0%	(56%)
Change in valuation allowance	(39%)	25%

Effective income tax rate	0%	0%

NOTE 15 - SUBSEQUENT EVENTS

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

On May 21, 2010, the Company issued a secured convertible debenture to RAKJ Holdings, (“RAKJ”), (the “RAKJ Debenture”), in the amount of $35,000, which bears interest at a rate of 15% per annum and initially is convertible into shares of the Company’s common stock at a price per share equal to, at the option of the holder, 50% of the average of the five lowest closing prices per share of the Company’s common stock for the 15 day trading period prior to such conversion.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on May 21, 2012.  This Note formalizes the balance of funds loaned to the Company by RAKJ in 2006.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain of the statements contained in this Form 10-Q (“Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of Cargo Connection Logistics Holding, Inc. (the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, the Company also provides forward-looking statements in other materials the Company releases to the public or files with the Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in the Company’s Annual Reports on Form 10-K, Quarterly Reports of Form 10-Q and Current Reports on Form 8-K filed with the SEC.

While we believe the judgments we have made with respect to forward-looking statements are reasonable, you should understand that these statements are not guarantees of future performance or results and such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause the Company’s actual results to be materially different from such forward-looking statements. Factors that could cause the Company’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);
•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;
•	our ability to attract and retain qualified management and other personnel;
•	changes in government and regulatory policies;
•	deterioration in and uncertainty relating to economic conditions generally and, in particular, affecting the markets in which we operate;
•	our ability to obtain regulatory approvals and to meet the requirements in our license agreements;
•	our ability to complete the proposed merger described herein;
•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	our ability to enter into strategic business relationships;
•	our ability to overcome significant operating losses;

Statements in this Report and the exhibits to this Report should be evaluated in light of these important factors and you should not unduly rely on these forward-looking statements. The Company is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or future events.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements as that term is defined in applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Cargo Connection Logistics Holding, Inc., unless otherwise indicated.

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

Foreclosure by Pacer

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,826,068 to Pacer.

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

RESULTS OF OPERATIONS

The Company reports its results as one segment for reporting purposes.  In the future, if any other component of the Company’s operations become a significant part of the Company’s overall business, the Company will report results on a segmented basis.

Overview

As a result of the foreclosure by Pacer on substantially all of assets of Cargo Connection and management’s decision to cease operations of Cargo International’s Illinois facility, and both Cargo Connection and Cargo International becoming a discontinued operation, the Company expects its future revenues to decline significantly.  As a result, despite related decrease in debt and operating expenses, the Company expects to generate losses from operations unless and until the Company’s operations begin to generate positive cash flow in amounts exceeding the Company’s overhead as a public company.  The Company also intends to pursue opportunities to acquire additional business.

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $52,316 as compared to $202,886 for the three months ended March 31, 2008, a decrease of $150,570 or 74% primarily due to the discontinued operations of both Cargo Connection and Cargo International, which were the primary sources of business for the Company.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $52,316 for the three months ended March 31, 2009, compared to a loss from continuing operations of $202,886 for the three months ended March 31, 2008, a decrease of $150,570 or 74%. All of the $52,316 loss from operations for the three months ended March 31, 2009 was from Cargo Holdings.

Net Interest Expense.

The Company’s net interest and financing expenses were $9,406 for the three months ended March 31, 2009, as compared to $58,652 for the three months ended March 31, 2008, a decrease of $49,246, or 84%, primarily due to reversal of interest costs no longer required.

Net Income (Loss)

For the three months ended March 31, 2009, the Company incurred a net loss of $62,300, compared to a net loss of $1,011,136 for the three months ended March 31, 2008 a decrease in loss of $948,836 or 94% mostly as a result of:

•	a decrease of $150,570 in selling, general and administrative expenses,
•	a decrease in loss from operations of discontinued entity of $830,117,
•	a decrease of $49,246 relating to interest expense, and
•	a decrease in loss from debt extinguishment of $81,847.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $6,263,650 as of March 31, 2009.  The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital.  The Company had tried to increase its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and had to raise capital to assist in meeting its working capital needs.

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,826,068 to Pacer as assignee of all right, title and interest of YA Global, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

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

In connection with the Strict Foreclosure Agreement, the Company entered into an Assumption of Obligations Letter Agreement, pursuant to which Pacer agreed to indemnify the Company, subsidiaries, and its officers, directors and employees from and against all obligations and liabilities arising from or relating to any and all obligations pursuant to and/or guaranties issued with respect to any obligations relating to the (i) the obligations to HSBC (see Note 7) in connection with the loan dated March 11, 2004 to Cargo International, including in connection with all collateral provided in connection therewith, (ii) the obligations pursuant to the SBA loan made in May 2003; and (iii) all equipment leases or purchases relating to the Foreclosed Collateral.  Additionally, Pacer agreed to pay the Company the sum of $200,000.

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

The Company believes that the foreclosure transaction was in our best interest as we have extinguished approximately $6,000,000 of indebtedness, while maintaining a portion of our business at the time and were able to avoid, in the short-term, an otherwise likely bankruptcy filing.

The Company’s available cash at March 31, 2009 was $2,157. During the three month period ending March 31, 2009, the Company used net cash in operating activities of $478 compared with $507,186 in 2008, a decrease of $506,708 or 100%.

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

Going Concern

Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed with the SEC.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a net loss attributable to common stockholders before discontinued operations of $61,722 compared to a net loss of $180,441 for the three months ended March 31, 2009 and 2008, respectively.  The Company has a working capital deficiency of $6,263,650 and an accumulated deficit of $12,423,474 at March 31, 2009 and expects that it will incur additional losses in the immediate future.  The Company’s operations have been severely curtailed after its compliance with the “Strict Foreclosure Agreement” (see Note 1).  Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt.  Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability for its continuing operations.  However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability.  There can be no assurance that additional funding will be available when needed or, if available, that arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

During the three month period ending March 31, 2009, the Company had net cash provided by financing activities of $478, compared to $569,072 in 2008, a decrease of $568,594 or 100%.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements or obligations.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

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

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company's management was unable to complete its documentation and testing of all internal controls. Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of March 31, 2009.

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

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of March 31, 2009.

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

Item 1.           Legal Proceedings

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

On or about May 22, 2010, the Company received information from the U.S. Small Business Administration with reference to the HSBC Loan that had been assumed by Pacer under the terms of the Strict Foreclosure Agreement.  The Company had been informed that the loan was in default due to non-payment by Pacer.  The Company and certain executive officers are guarantors of the loan (see Note 7).

Item 1A.        Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

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

On May 13, 2008, the Company entered into a Strict Foreclosure Agreement with Pacer, pursuant to which the Company acknowledged that it is in default of certain obligations, in the aggregate amount of $3,826,068 to Pacer, as assignee of all right, title and interest of YA Global Investments, including as assignee of Montgomery, with respect to the Cargo Companies’ Outstanding Obligations.

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

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. (“Target Temporaries”) (the “Target Temporaries Promissory Note”), in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company is currently in default of this note.  The Company has accrued interest of $34,466 as of March 31, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. The Company is currently in default of this note.  The Company has accrued interest of $1,844 as of March 31, 2009.

Item 4.           (Removed and Reserved)

Not applicable.

Item 5.           Other Information.

Not applicable.

Item 6.           Exhibits

3.1	Amended and Restated Articles of Organization, dated January 21, 2009. (1)
3.2	Amended and Restated Articles of Organization, dated May 20, 2010. (1)
4.8	Denari Media Productions, Inc., a wholly-owned subsidiary, formed on July 6, 2010. (1)
10.1	Convertible Debenture, dated January 15, 2010, issued by the Company to Target Temporaries, Inc. in the amount of $200,000. (1)
10.2	Secured Convertible Debenture, dated January 15, 2010, issued by the Company to Parkside Properties, LLC, in the amount of $134,000. (1)
10.3	Secured Convertible Debenture, dated March 12, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.4	Note Receivable from ZeroSmoke North America, in the amount of $25,000, dated March 12, 2010. (1)
10.5	Security Agreement on ZeroSmoke North America’s inventory, dated March 12, 2010. (1)
10.6	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to R&T Sports Marketing, Inc., in the amount of $50,000. (1)
10.7	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to Somesing, LLC, in the amount of $50,000. (1)
10.8	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to DMREZ Corp., in the amount of $10,000. (1)
10.9	Secured Convertible Debenture, dated April 7, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.10	Secured Convertible Debenture, dated May 7, 2010, issued by the Company to Triple Crown, Inc., in the amount of $975,000 (1)
10.11	Secured Convertible Debenture, dated May 21, 2010, issued by the Company to RAKJ Holdings, in the amount of $35,000. (1)
10.12	Promissory Note, dated July 20, 2010, issued by the Company to Taconic Group, LLC, in the amount of $66,000. (1)
10.13	Promissory Note, dated July 20, 2010, issued by the Company to Marine Industries, LLC, in the amount of $14,000. (1)
10.14	SBA Notification on or about May 22, 2010, with regard to the default on the HSBC Loan obligation that Pacer had assumed, under the terms of the Strict Foreclosure Agreement, dated May 13, 2008. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K on December 17, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:   December 17, 2010
CARGO CONNECTION LOGISTICS HOLDINGS, INC.

By:	/s/ Scott Goodman
Name:	Scott Goodman
Title:	Chief Executive Officer and Chief Financial Officer