Form 10-Q
period 2009-06-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2010-12-17
CIK 1093819

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
FORM 10-Q

LIST EXHIBITS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,670	$2,157
Cash - restricted	274	1,000
Current assets of discontinued operations	-	478
Total current assets	1,944	3,635
TOTAL ASSETS	$1,944	$3,635

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,298,475	$1,202,148
Secured convertible debenture, net of discount of $0 and
$0, respectively	75,000	75,000
Current portion of notes payable	275,043	275,043
Due to related parties	134,000	134,000
Due to others	1,120,000	1,120,000
Current liabilities of discontinued operations	3,398,894	3,398,794
Total current liabilities	6,301,412	6,204,985
TOTAL LIABILITIES	6,301,412	6,204,985

Commitments and contingencies

Non-controlling interest – ITG subsidiary	-	342

Mezzanine Financing
Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation
value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation
value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding
(liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares
1,569,907,354 and 1,569,907,354 shares issued and
outstanding , respectively	1,569,908	1,569,908
Additional paid in capital	3,492,207	3,492,207
Accumulated deficit	(12,458,950)	(12,361,174)
TOTAL STOCKHOLDERS' DEFICIENCY	(7,396,835)	(7,299,059)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,944	$3,635

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Operating expenses:
Selling, general and
administrative	$26,148	$240,186	$78,464	$443,071
Total operating expenses	26,148	240,186	78,464	443,071

Loss from continuing operations	(26,148)	(240,186)	(78,464)	(443,071)

Other expense
Interest expense, net	(9,510)	(125,564)	(18,916)	(184,216)
Loss from debt
extinguishment	-	(120,000)	-	(38,153)
Other expense	(159)	-	(159)	(750)
Total other expense	(9,669)	(245,564)	(19,075)	(223,119)

Net loss from continuing
operations attributable to
common stockholders	(35,817)	(485,750)	(97,539)	(666,190)

Discontinued operations
Gain on debt extinguishment in
connection with forbearance
for consideration of
discontinued operations	342	4,443,238	342	4,443,238
(Loss) gain from operations of
discontinued entity	(1)	652,968	(579)	(177,727)
Income tax benefit	-	211,281	-	211,281
(Loss) gain from discontinued
operations	341	5,307,487	(237)	4,476,792

Net (loss) income	$(35,476)	$4,821,737	$(97,776)	$3,810,602

Net (loss) income per common share:
Basic and Diluted:
Loss from continuing operations	$(0.000)	$(0.000)	$(0.000)	$(0.001)
Loss from discontinuing operations	$(0.000)	$0.004	$(0.000)	$0.003

Weighted average number of
common shares – Basic and Diluted	1,569,907,354	1,416,061,200	1,569,907,354	1,308,857,354

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss from continuing operations attributable to
common stockholders	$(97,539)	$(666,190)
Adjustments to reconcile net loss to net cash used in operating activities:
(Loss) gain from operations of discontinued entity	(237)	4,476,792
Amortization of note discounts	-	38,327
Loss on extinguishment of debt	-	38,153
Non-controlling interest	(342)	13
Changes in:
Escrow held by attorney	726	-
Prepaid expenses	-	(11,993)
Accounts payable and accrued expenses	96,327	560,628

Net cash (used in) provided by operating activities - continuing	(1,065)	4,435,730
Net cash provided by (used in) operating activities - discontinued	100	(5,281,813)
Net cash used in operating activities	(965)	(846,083)

Cash flows from investing activities:
Net cash provided by investing activities - continuing	-	-
Net cash provided by investing activities - discontinued	-	303,815
Net cash provided by investing activities	-	303,815

Cash flows from financing activities
Net cash provided by financing activities - continuing	-	-
Net cash provided by financing activities - discontinued	478	549,448
Net cash provided by financing activities	478	549,448

Net (decrease) increase in cash	(487)	7,180

Cash, beginning of period	2,157	1,194

Cash, end of period	$1,670	$8,374

Supplemental disclosure of cash flow information
Interest expense	$-	$34,372
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$-	$172,100
Issuance of common stock as principal payment of note payable	$-	$250,000
Assumption of liabilities of discontinued operations from parent company	$-	$911,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION HISTORY AND BASIS OF PRESENTATION

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

The Company owned a 51% interest in Independent Transport Group, LLC (“ITG”), in which Emplify HR Services, Inc. (“Emplify”) (a related party at the time) owned a 49% interest. The financial statements of ITG are included in the Company’s condensed consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company’s condensed consolidated statements of operations and the minority interest in the equity of ITG is reflected as a separate component in the Company’s condensed consolidated balance sheet. The Parties agreed to dissolve their partnership interests in ITG in June, 2009.

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

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities of the Company including:

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

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, the unaudited condensed consolidated financial statements have been prepared to reflect all adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and cash flows for the six months ended June 30, 2009.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future interim period or the entire fiscal year ending December 31, 2009.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2008 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on December 17, 2010.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders before discontinued operations of $97,539 compared to a net loss of $666,190 for the six months ended June 30, 2009 and 2008, respectively. The Company has a working capital deficiency of $6,299,468 and an accumulated deficit of $12,458,950 at June 30, 2009 and expects that it will incur additional losses in the immediate future. The Company’s operations have been severely curtailed after its compliance with the Strict Foreclosure Agreement (see Note 1).  To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

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

Property and equipment and depreciation and amortization

Property and equipment was recorded at cost. Depreciation and amortization of property and equipment was provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the office equipment, trucks, machinery and equipment, and furniture and fixtures were five and seven years. Computer equipment and software was depreciated over three years and leasehold improvements were amortized over the shorter of the life of the improvement or the length of the lease.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of June 30, 2009, the Company does not have a liability for unrecognized tax benefits.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The more significant accounting estimates inherent in the preparation of the Company’s condensed consolidated financial statements include estimates as to the valuation of equity related instruments and derivatives issued and valuation allowance for deferred income tax assets.

Fair value disclosure

For certain of the Company’s financial instruments, including cash, accounts payable, accrued expenses and financial instruments, the carrying amounts approximate their fair values due to their short-term maturities.

Earnings per share

Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive.  For the period ended June 30, 2009, there were no shares outstanding that would have been dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and diluted
number of common
shares outstanding	1,569,907,354	1,416,061,200	1,569,907,354	1,308,857,354

For the six month period ended June 30, 2009 and 2008, outstanding shares of preferred stock of 1,097,367 and 1,097,367, respectively, which were convertible into 12,456,421,096 and 5,399,278,239 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive

For the six month period ended June 30, 2008, outstanding shares of warrants of 2,000,000, which were convertible into 2,000,000 shares of commons stock, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the six month period ended June 30, 2009 and 2008, convertible debentures (including accrued interest) valuing $117,150 and $105,930, respectively, which were convertible into 1,562,000,000 and 282,480,800 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

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

The Company had intangible assets, such as patents or licenses, that were determined to have a definite life and was amortized its useful life (19 years) and was measured for impairment when events or circumstances indicated that the carrying value may be impaired.  The Company estimated the future undiscounted cash flows to be derived from the intangible asset to determine whether or not a potential impairment existed. If the carrying value exceeded the estimate of future undiscounted cash flows, the impairment was calculated as the excess of the carrying value of the asset over the estimate of its fair value.

The Company has took a full impairment of the License for the RadRope™ product as of December 31, 2008 after determining that there was no market for the product in the amount of $1,316,854.  The License and all related products associated with it have been returned to the manufacturing company as of April, 2010.

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

Discontinued Operations - ITG

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

In connection with the discontinued operations, the Company had a total loss of $237 as of June 30, 2009 and a total gain of $4,476,792 as of June 30, 2008.  The following is a summary of the $237 loss from discontinued operations as of June 30, 2009, and the $4,476,792 gain from discontinued operations as of June 30, 2008:

	2009	2008
Add: total debt assumed under Strict Foreclosure Agreement	$342	$5,597,875
Less: total assets assumed under Strict Foreclosure Agreement	-	(1,154,637)
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	342	4,443,238
Loss from operations of discontinued entity	(579)	(177,727)
Income tax benefit	-	211,281
Gain from discontinued operations	$(237)	$4,476,792

Please note though that the Company has also projected that for the year ended December 31, 2008, that it would utilize approximately $2,700,000 of its net operating loss carryforward due to the gain recognized from discontinued operations of $4,476,792 (see Note 14).

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

As of December 17, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of December 17, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 6 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless a more formal agreement is put into place for the repayment of these funds.  The Company may be required to enter into settlement agreements with lenders unless other sources of capital can be obtained.

The following table details Due to Others as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Loan from RAKJ Holdings	$145,000	$145,000
Loan from Triple Crown	975,000	975,000
Total account balance	$1,120,000	$1,120,000

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

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc.  The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009 and was not paid upon the maturity date. The Company is currently in default of this note.  The Company has accrued interest of $40,433 as of June 30, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. The Company is currently in default of this note.  The Company has accrued interest of $2,590 as of June 30, 2009.

At June 30, 2009 and December 31, 2008, future minimum annual principal payments on the above notes are as follows:

As of June 30, 2009	As of December 31, 2008

$275,043	$275,043
$275,043	$275,043

The following table details the Notes Payable as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009	As of December 31, 2008
Target Temporaries	$200,000	$200,000
HSBC	50,043	50,043
Brainard	25,000	25,000
Total	$275,043	$275,043
Less: Current portion	275,043	275,043
Long-term portion	$-	$-

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

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133.  The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option.  The value of the embedded derivative liability, in the amount of $-0- and $17,593 as of June 30, 2009 and 2008, respectively, was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2008.

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

There was no rent expense (inclusive of amortization of straight line expense) accrued to operations for office and warehouse space for the six months ended June 30, 2009 and 2008.  There was no rent expense accrued to operations for trucks and equipment for the six months ended June 30, 2009 and 2008.

The Company recognizes rent expense based upon the straight-line method, which adjusts for rent abatements and future rent increases.  In connection with future minimum lease payments, there was no liability for deferred rent at June 30, 2009 and December 31, 2008, respectively, for continuing operations.

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

NOTE 11 - LITIGATION/JUDGMENT LIABILITY PAYABLE

As presented in Note 11 (Commitment and Contingencies), there are items under the litigation section that have or may result in judgments against the Company.  The Company has classified these items under Litigation/Judgment Liabilities and are reflected as part of the Liabilities (Accounts Payable and Accruals) section of discontinued operations and are shown in the chart below at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008
Avalon Risk Management	$344,540	$344,540
Total Protective Security	52,652	52,652
Travelers Insurance	23,484	23,484
MP ORD	272,811	272,811
MES Managed Employee Solutions	7,078	7,078
Industrial Staffing Services	44,779	44,779
Total	$745,344	$745,344

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

NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, the Company owed an aggregate of $134,000 to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for working capital.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection.  In addition, the current members of the Board of Directors serve without compensation.

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  Significant components of the Company's net deferred income tax assets and liabilities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Deferred tax asset
Net operating loss carryforward	$3,779,700	$3,712,300
Deferred rent	(221,000)	(135,000)
Accrued compensation	(23,000)	148,000
Asset reserves and other items	(68,000)	(41,000)
Total deferred tax asset	3,467,700	3,684,300
Less valuation allowance	(3,467,700)	(3,684,300)
Total net deferred tax asset	$-	$-

The Company had net operating losses carryforwards of approximately $9,500,000 at December 31, 2008 that is available to offset future taxable income.  As of June 30, 2009, there is a remaining carryforward of approximately $9,700,000 available to offset the future taxable income.  The Company has concluded that a full valuation allowance was appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future.

The Company had approximately $9,500,000 of tax loss carryforward (“NOL”s) as of December 31, 2008 and currently as of June 30, 2009 has an approximately $172,000 additional carryforward.  The scheduled expiration of such NOL’s is as follows:

For the Period Ending:	June 30	December 31
2025	$4,000,000	$4,000,000
2026	3,000,000	3,000,000
2027	(318,000)	(318,000)
2028	2,837,000	2,837,000
2029	172,000	-

Total	$9,691,000	$9,519,000

Income taxes computed at the statutory rate for the period ended June 30, 2009 and the year ended December 31, 2008 differ from amounts provided as follows:

	June 30, 2009	December 31, 2008
Tax provision (benefit) at statutory rate	34%	34%
State and local taxes, net of federal benefit	5%	(3%)
Derivative expenses	0%	(56%)
Change in valuation allowance	(39%)	25%

Effective income tax rate	0%	0%

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

FORWARD-LOOKING STATEMENTS

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

ITG

The Company had owned a 51% interest in ITG, in which Emplify owned a 49% interest.  The financial statements of ITG are included in the Company’s consolidated financial statements.  The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet.  The Parties agreed to dissolve their partnership interests in ITG in June, 2009.  This resulted in a gain from discontinued operations of $342.

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

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $78,464 as compared to $443,071 for the six months ended June 30, 2008, a decrease of $364,607 or 82.3% primarily due to the discontinued operations of both Cargo Connection and Cargo International, which were the primary sources of business for the Company.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $78,464 for the six months ended June 30, 2009, compared to a loss from continuing operations of $443,071 for the six months ended June 30, 2008, a decrease of $364,607 or 82.3%. All of the $78,464 loss from operations for the six months ended June 30, 2009 was from Cargo Holdings.

Net Interest Expense.

The Company’s net interest and financing expenses was $18,916 for the six months ended June 30, 2009, as compared to $184,216 for the six months ended June 30, 2008, a decrease of $165,300, or 90%, primarily due to lower associated interest costs from certain notes having been absorbed by Pacer.

Net Income (Loss)

For the six months ended June 30, 2009, the Company incurred a net loss of $97,776, compared to a net gain of $3,810,602 for the six months ended June 30, 2008 a decrease in income of $3,908,378 or 103% mostly as a result of:

•	a decrease of $364,607 in selling, general and administrative expenses;
•	a gain of $4,442,896 relating to debt forgiveness in connection with the Strict Foreclosure Agreement in 2008; and
•	a decrease of $165,300 relating to interest expense.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $26,148 as compared to $240,186 for the three months ended June 30, 2008, a decrease of $214,038 or 89% primarily due to the discontinued operations of both Cargo Connection and Cargo International, which were the primary sources of business for the Company.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $26,148 for the three months ended June 30, 2009, compared to a loss from continuing operations of $240,186 for the three months ended June 30, 2008, a decrease of $214,038 or 89%. All of the $26,148 loss from operations for the three months ended June 30, 2009 was from Cargo Holdings.

Net Interest Expense.

The Company’s net interest and financing expenses was $9,510 for the three months ended June 30, 2009, as compared to $125,564 for the three months ended June 30, 2008, a decrease of $116,054, or 92%, primarily due to lower associated interest costs from certain notes having been absorbed by Pacer.

Net Income.

For the three months ended June 30, 2009, the Company incurred a net loss of $35,476, compared to a net gain of $4,821,737 for the three months ended June 30, 2008 a decrease in income of $4,857,213 or 101% as a result of:

•	a decrease of $214,038 in selling, general and administrative expenses,
•	a gain of $5,307,146 relating to discontinued operations,
•	a decrease of $116,054 relating to interest expense, and
•	a decrease of $120,000 due to debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $6,299,468 as of June 30, 2009.  The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital.  The Company had tried to increase its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and had to raise capital to assist in meeting its working capital needs.

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

On August 21, 2008, the Company issued a promissory note in the principal amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs.  The note bears interest at a rate of 12% per annum and has a maturity date of August 19, 2009

The Company believes that the foreclosure transaction was in our best interest as we have extinguished approximately $6,000,000 of indebtedness, while maintaining a portion of our business at the time and were able to avoid, in the short-term, an otherwise likely bankruptcy filing.

The Company’s available cash at June 30, 2009 was $1,670. During the six month period ending June 30, 2009, the Company used net cash in operating activities of $965 compared with $846,083 in 2008, a decrease of $845,118 or 99.9%.

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

The Company incurred a net loss attributable to common stockholders before discontinued operations of $97,539 compared to a net loss of $666,190 for the six months ended June 30, 2009 and 2008, respectively.  The Company has a working capital deficiency of $6,299,468 and an accumulated deficit of $12,458,950 at June 30, 2009 and expects that it will incur additional losses in the immediate future.  The Company’s operations have been severely curtailed after its compliance with the “Strict Foreclosure Agreement” (see Note 1).  Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt.  Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability for its continuing operations.  However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability.  There can be no assurance that additional funding will be available when needed or, if available, that arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

During the six month period ending June 30, 2009, the Company had net cash provided by (used in) financing activities of $478, compared to $549,448 in 2008, an increase of $548,970 or 99.9%.

Factoring Facilities

Information regarding our factoring facilities is provided in Note 6 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements or obligations.

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

Items 4 and 4T – CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company's management was unable to complete its documentation and testing of all internal controls.  Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of June 30, 2009.

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

•
Ineffective controls related to the Company’s ability timely file as required by the Exchange Act:  Management has failed to timely file the Company’s periodic report on Form 10-Q for the period ended June 30, 2009.  Additionally, the Company has failed to timely file previous reports within the last twenty four months.  These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of June 30, 2009.

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

Item 1A.        Risk Factors

Not applicable because we are a smaller reporting company

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

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. (“Target Temporaries”) (the “Target Temporaries Promissory Note”), in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company is currently in default of this note.  The Company has accrued interest of $40,433 as of June 30, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. The Company is currently in default of this note.  The Company has accrued interest of $2,589 as of June 30, 2009.

Item 4.           (Removed and Reserved)

Not applicable.

Item 5.           Other Information.

Not applicable.

Item 6.           Exhibits

3.1	Amended and Restated Articles of Organization, dated January 21, 2009. (1)
3.2	Amended and Restated Articles of Organization, dated May 20, 2010. (1)
4.8	Denari Media Productions, Inc., a wholly-owned subsidiary, formed on July 6, 2010. (1)
10.1	Convertible Debenture, dated January 15, 2010, issued by the Company to Target Temporaries, Inc. in the amount of $200,000. (1)
10.2	Secured Convertible Debenture, dated January 15, 2010, issued by the Company to Parkside Properties, LLC, in the amount of $134,000. (1)
10.3	Secured Convertible Debenture, dated March 12, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.4	Note Receivable from ZeroSmoke North America, in the amount of $25,000, dated March 12, 2010. (1)
10.5	Security Agreement on ZeroSmoke North America’s inventory, dated March 12, 2010. (1)
10.6	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to R&T Sports Marketing, Inc., in the amount of $50,000. (1)
10.7	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to Somesing, LLC, in the amount of $50,000. (1)
10.8	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to DMREZ Corp., in the amount of $10,000. (1)
10.9	Secured Convertible Debenture, dated April 7, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.10	Secured Convertible Debenture, dated May 7, 2010, issued by the Company to Triple Crown, Inc., in the amount of $975,000. (1)
10.11	Secured Convertible Debenture, dated May 21, 2010, issued by the Company to RAKJ Holdings, in the amount of $35,000. (1)
10.12	Promissory Note, dated July 20, 2010, issued by the Company to Taconic Group, LLC, in the amount of $66,000. (1)
10.13	Promissory Note, dated July 20, 2010, issued by the Company to Marine Industries, LLC, in the amount of $14,000. (1)
10.14	SBA Notification on or about May 22, 2010, with regard to the default on the HSBC Loan obligation that Pacer had assumed, under the terms of the Strict Foreclosure Agreement, dated May 13, 2008. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K on December 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under thereunto duly authorized.

Date:  December 17, 2010
CARGO CONNECTION LOGISTICS HOLDING, INC.

By:	/s/ Scott Goodman
Name:	Scott Goodman
Title:	Chief Executive Officer and Chief Financial Officer