Form 10-Q
period 2009-09-30
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2010-12-17
CIK 1093819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
FORM 10-Q

LIST EXHIBIT

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,670	$2,157
Cash - restricted	274	1,000
Current assets of discontinued operations	-	478
Total current assets	1,944	3,635
TOTAL ASSETS	$1,944	$3,635

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,318,690	$1,202,148
Secured convertible debenture, net of discount of $0 and $0, respectively	75,000	75,000
Current portion of notes payable	275,043	275,043
Due to related parties	134,000	134,000
Due to others	1,120,000	1,120,000
Current liabilities of discontinued operations	3,398,894	3,398,894
Total current liabilities	6,321,627	6,204,985
TOTAL LIABILITIES	6,321,627	6,204,985

Commitments and contingencies

Non-controlling interest – ITG subsidiary	-	342

Mezzanine Financing
Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation
value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation
value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding
(liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares
1,569,907,354 and 1,569,907,354 shares issued and
outstanding , respectively	1,569,908	1,569,908
Additional paid in capital	3,492,207	3,492,207
Accumulated deficit	(12,479,165)	(12,361,174)
TOTAL STOCKHOLDERS' DEFICIENCY	(7,417,050)	(7,299,059)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY	$1,944	$3,635

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Operating expenses:
Selling, general and
administrative	10,600	89,955	89,064	533,026
Total operating expenses	10,600	89,955	89,064	533,026

Loss from continuing operations	(10,600)	(89,955)	(89,064)	(533,026)

Other expense
Interest expense, net	(9,615)	(9,213)	(28,531)	(193,429)
Loss from debt
extinguishment	-	-	(159)	(38,153)
Other expense	-	-		(750)
Total other expense	(9,615)	(9,213)	(28,690)	(232,332)

Net loss from continuing
operations attributable to
common stockholders	(20,215)	(99,168)	(117,754)	(765,358)

Discontinued operations
Gain on debt extinguishment in
connection with forbearance
for consideration of
discontinued operations	-	183,339	342	4,626,577
Gain (loss) from operations of
discontinued entity	-	(14,051)	(579)	(191,778)
Income tax benefit -net	-	(211,281)	-	-
Gain (loss) from discontinued
operations		(41,993)	(237)	4,434,799

Net (loss) income	$(20,215)	$(141,161)	$(117,991	$3,669,441

Net (loss) income per common share:
Basic and Diluted:
- Loss from continuing operations	$(0.000)	$(0.000)	$(0.000)	$(0.001)
- (Loss) gain from discontinuing operations	$(0.000)	$(0.000)	$(0.000)	$0.003

Weighted average number of common shares outstanding – Basic and Diluted	1,569,907,354	1,569,907,354	1,569,907,354	1,396,509,179

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	September	September
	30, 2009	30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations attributable to
common stockholders	$(117,754)	$(765,358)
Adjustments to reconcile net loss to net
cash used in operating activities:
(Loss) gain from operations of discontinued entity	(237)	4,434,799
Amortization of note discounts	-	38,327
Loss on extinguishment of debt	-	38,153
Non-controlling interest	(342)	13
Changes in:
Escrow held by attorney	726	-
Prepaid expenses	-	(14,531)
Accounts payable and accrued expenses	116,542	624,867

Net cash (used in) provided by operating activities - continuing	(1,065)	4,356,270)
Net cash provided by (used in) operating activities - discontinued	100	(4,961,272)
Net cash used in operating activities	(965)	(605,002)

Cash flows from investing activities:
Net cash provided by investing activities - continuing	-	-
Net cash provided by investing activities - discontinued	-	449,475
Net cash provided by investing activities	-	449,475

Cash flows from financing activities:
Repayments to officers	-	(1,918)
Proceeds from notes payable	-	25,000

Net cash provided by financing activities - continuing	-	23,082
Net cash provided by financing activities - discontinued	478	157,786
Net cash provided by financing activities	478	180,868

Net increase in cash	(487)	25,341

Cash, beginning of period	2,157	1,194

Cash, end of period	$1,670	$26,535

Supplemental disclosure of cash flow information
Interest expense	$-	$34,372
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$-	$172,100
Issuance of common stock as principal payment of note payable	$-	$250,000
Assumption of liabilities of discontinued operations from parent company	$-	$911,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)

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

The Outstanding Obligations were secured by certain assets of the Company and its subsidiaries. Pursuant to the Strict Foreclosure Agreement and a related assumption agreement, all of the Outstanding Obligations have been extinguished, and Pacer foreclosed on substantially all the operating assets of the Company and its subsidiaries and assumed certain liabilities including:

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

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for quarterly reports on Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, the unaudited condensed consolidated financial statements have been prepared to reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and cash flows for the three and nine months ended September 30, 2009.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future interim period or the entire fiscal year ending December 31, 2009.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2008 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on December 17, 2010.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders before discontinued operations of $117,754 compared to a net loss of $765,358 for the nine months ended September 30, 2009 and 2008, respectively. The Company has a working capital deficiency of $6,319,683 and an accumulated deficit of $12,479,165 at September 30, 2009 and expects that it will incur additional losses in the future. The Company’s operations have been severely curtailed after its compliance with the Strict Foreclosure Agreement (see Note 1). To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

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

Valuation of long-lived assets

Long-lived assets were evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2008, there was an impairment charge of $1.3 million taken relating to NMDT’s patent rights under long-lived assets.

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

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  At the date of adoption, and as of September 30, 2009, the Company does not have a liability for unrecognized tax benefits.

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

Earnings per share

Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive.  For the period ended September 30, 2009, there were no shares outstanding that would have been dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted
number of common
shares outstanding	1,569,907,354	1,569,907,354	1,569,907,354	1,396,509,179

For the period ended September 30, 2009 and 2008, outstanding shares of preferred stock of 1,097,867 and 1,097,867, respectively, which were convertible into 8,045,706,811 and 8,045,706,811 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the period ended September 30, 2008, outstanding shares of warrants of 2,000,000, which were convertible into 2,000,000 shares of commons stock, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the period ended September 30, 2009 and 2008, convertible debentures (including accrued interest) of $120,930 and $108,758, respectively, which were convertible into 799,849,600 and 725,049,600 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

Stock-based compensation

The Company accounts for share based payments whereby all share based payments (including grants of stock options) are recognized in the financial statements based on fair values.  The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.

The Company granted 1,000,000,000 stock options in 2009 to Scott Goodman, CEO, in lieu of payment for accrued compensation valued at $100,000.  The Company has not granted any stock options in 2008.  No stock options have been exercised or expired in 2008 or 2009.

Financial instruments

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with Generally Accepted Accounting Principles (“GAAP”).   The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value as their fair value can be separated from the convertible note and the conversion feature liability is independent of the underlying note value. The conversion liability is marked-to-market each reporting period with the resulting gains or losses shown on the consolidated statements of operations. For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market at each balance sheet date. In the event that the embedded derivative is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including the determinations as to whether instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

In connection with the foreclosure activity, the Company’s financial instruments were written-off and included in the “Gain (loss) from discontinued operations” in the Statement of Operations.

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

In connection with the discontinued operations, the Company had a total loss of $237 as of September 30, 2009 and a total gain of $4,434,799 as of September 30, 2008.  The following is a summary of the $237 loss from discontinued operations as of September 30, 2009, and the $4,434,799 gain from discontinued operations as of September 30, 2008:

	2009	2008
Add: total debt assumed under Strict Foreclosure Agreement	$342	$5,909,690
Less: total assets assumed under Strict Foreclosure Agreement	-	(1,283,113)
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	342	4,626,577
Loss from operations of discontinued entity	(579)	(191,778)
Income tax benefit	-	-
Gain from discontinued operations	$(237)	$4,434,799

Please note though that the Company has also projected that for the year ended December 31, 2008, that it would utilize approximately $2,700,000 of its net operating loss carryforward due to the gain recognized from discontinued operations of $4,434,799 (see Note 14).

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

NOTE 6– DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless there is an executed agreement put into place for the repayment of these funds. The Company may be required to enter into settlement agreements with the lenders unless other sources of capital can be obtained.

The following table details the balance of the Due to Others account as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
Total account balance	$1,120,000	$1,120,000

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

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc.  The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009 and was not paid upon the maturity date. The Company is currently in default of this note.  The Company has accrued interest of $46,466 as of September 30, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. This note is currently in default.  The Company has accrued interest of $3,344 as of September 30, 2009.

At September 30, 2009 and December 31, 2008, future minimum annual principal payments on the above notes are as follows:

As of September 30, 2009	As of December 31, 2008

$275,043	$275,043
$275,043	$275,043

The following table details the Notes Payable as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009	As of December 31, 2008
Target Temporaries	$200,000	$200,000
HSBC	50,043	50,043
Brainard	25,000	25,000
Total	$275,043	$275,043
Less: Current portion	275,043	275,043
Long-term portion	$-	$-

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

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument.  The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option.  The value of the embedded derivative liability, in the amount of $-0- and $15,909 as of September 30, 2009 and 2008, respectively, was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2008.

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

There was no rent expense (inclusive of amortization of straight line expense) accrued to operations for office and warehouse space for the nine months ended September 30, 2009 and 2008.  There was no rent expense accrued to operations for trucks and equipment for the nine months ended September 30, 2009 and 2008.

The Company recognizes rent expense based upon the straight-line method, which adjusts for rent abatements and future rent increases.  In connection with future minimum lease payments, there was no liability for deferred rent at September 30, 2009 and December 31, 2008, respectively, for continuing operations.

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

NOTE 11 - LITIGATION/JUDGMENT LIABILITY PAYABLE

As presented in Note 10 (Commitment and Contingencies), there are items under the litigation section that have or may result in judgments against the Company.  The Company has classified these items under Litigation/Judgment Liabilities and are reflected as part of the Liabilities (Accounts Payable and Accruals) section of discontinued operations and are shown in the chart below at September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008
Avalon Risk Management	$344,540	$344,540
Total Protective Security	52,652	52,652
Travelers Insurance	23,484	23,484
MP ORD	272,811	272,811
MES Managed Employee Solutions	7,078	7,078
Industrial Staffing Services	44,779	44,779
Total	$745,344	$745,344

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

The Company has determined that it is treating all three of the above series of preferred stock issuances on the balance sheet as mezzanine financing in accordance with GAAP.  This is required since there are liquidation preferences to be paid from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock in the event of any liquidation whether voluntary or involuntary.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, the Company owed an aggregate of $134,000 to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for working capital.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection.  In addition, the current members of the Board of Directors serve without compensation.

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  Significant components of the Company's net deferred income tax assets and liabilities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Deferred tax asset
Net operating loss carryforward	$3,791,400	$3,712,300
Deferred rent	(221,000)	(135,000)
Accrued compensation	(27,000)	148,000
Asset reserves and other items	(68,000)	(41,000)
Total deferred tax asset	3,475,400	3,684,300
Less valuation allowance	(3,475,400)	(3,684,300)
Total net deferred tax asset	$-	$-

The Company had net operating loss carryforwards of approximately $9,500,000 at December 31, 2008 that is available to offset future taxable income.  As of September 30, 2009, there is a remaining carryforward of approximately $9,700,000 available to offset the future taxable income.  The Company has concluded that a full valuation allowance is appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future.  This will have no effect on the current statement of operations as it is offset by a corresponding reduction in the valuation allowance.

The Company had approximately $9,500,000 of tax loss carryforward (“NOL”s) as of December 31, 2008 and currently as of September 30, 2009 has approximately $203,000 in additional carryforwards. The scheduled expiration of such NOL’s is as follows:

For the Period Ended	September 30, 2009	December 31, 2008
2025	4,000,000	4,000,000
2026	3,000,000	3,000,000
2027	(318,000)	(318,000)
2028	2,837,000	2,837,000
2029	203,000	-
Total	9,722,000	9,519,000

Income taxes computed at the statutory rate for the period ended September 30, 2009 and the year ended December 31, 2008 differ from amounts provided as follows:

	2009	2008
Tax provision (benefit) at statutory rate	34%	34%
State and local taxes, net of federal benefit	5%	(3)%
Derivative expenses	0%	(56)%
Change in valuation allowance	(39)%	25%

Effective income tax rate	0%	0%

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

As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Cargo Connection Logistics Holding Inc., unless otherwise indicated.

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

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $89,064 as compared to $533,026 for the nine months ended September 30, 2008, a decrease of $443,962 or 83% primarily due to the discontinued operations of both Cargo Connection and Cargo International, which were the primary sources of business for the Company.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $89,064 for the nine months ended September 30, 2009, compared to a loss from continuing operations of $533,026 for the nine months ended September 30, 2008, a decrease of $443,962 or 83%. All of the $89,064 loss from operations for the nine months ended September 30, 2009 was from Cargo Holdings.

Net Interest Expense.

The Company’s net interest and financing expenses was $28,531 for the nine months ended September 30, 2009, as compared to $193,429 for the nine months ended September 30, 2008, a decrease of $164,898, or 85%, primarily due to lower associated interest costs from certain notes having been absorbed by Pacer.

Net Income (Loss)

For the nine months ended September 30, 2009, the Company incurred a net loss of $117,991 compared to a net gain of $3,669,441 for the nine months ended September 30, 2008 a decrease in income of $3,787,432 or 103% as a result of:

•	a decrease of $443,962 in selling, general and administrative expenses,
•	a gain of $4,435,036 relating to discontinued operations,
•	a decrease of $164,898 relating to interest expense, and
•	a decrease of $38,153 relating to debt extinguishment.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $10,600 as compared to $89,955 for the three months ended September 30, 2008, a decrease of $79,355 or 88% primarily due to the discontinued operations of both Cargo Connection and Cargo International, which were the primary sources of business for the Company.

Operating Loss.

The Company reported a loss from continuing operations before other income (expense) of $10,600 for the three months ended September 30, 2009, compared to a loss from continuing operations of $89,955 for the three months ended September 30, 2008, a decrease of $79,355 or 88%. All of the $10,600 loss from operations for the three months ended September 30, 2009 was from Cargo Holdings.

Net Interest Expense.

The Company’s net interest and financing expenses was $9,615 for the three months ended September 30, 2009, as compared to $9,213 for the three months ended September 30, 2008, an increase of $402, or 4%, primarily due to lower associated interest costs and interest income from certain notes having been absorbed by Pacer.

Net Loss.

For the three months ended September 30, 2009, the Company incurred a net loss of $20,215, compared to a net loss of $141,161 for the three months ended September 30, 2008 a decrease in income of $120,946 or 86% as a result of:

•	a decrease of $79,355 in selling, general and administrative expenses;
•	a decrease of $41,993 from discontinued operations; and
•	an increase of $402 relating to interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $6,319,683 as of September 30, 2009.  The Company has devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, obtaining long-term financing and raising capital.  The Company had tried to increase its revenues since its acquisition of Cargo Connection and Cargo International in May 2005 and had to raise capital to assist in meeting its working capital needs.

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

The Company believes that the foreclosure transaction was in our best interest as we have extinguished approximately $6 million of indebtedness, while we were able to retain a modest amount of cash and a portion of our business and avoid, in the short-term, an otherwise likely bankruptcy filing.

The Company’s available cash at September 30, 2009 was $1,670.  During the nine month period ending September 30, 2009, the Company used net cash in operating activities of $965, compared with $605,002 in 2008, a decrease of $604,037 or 99.8%.

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

The Company incurred a net loss attributable to common stockholders before discontinued operations of $117,754 compared to a net loss of $765,358 for the nine months ended September 30, 2009 and 2008, respectively.  The Company has a working capital deficiency of $6,319,683 and an accumulated deficit of $12,479,165 at September 30, 2009 and expects that it will incur additional losses in the immediate future.  The Company’s operations have been severely curtailed after its compliance with the “Strict Foreclosure Agreement” (see Note 1).  Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt.  Such funding could alleviate the Company’s working capital deficiency and provide working capital which could allow the Company to decrease its operating losses or achieve operating profitability for its continuing operations.  However, it is not possible to predict the success of the Company’s efforts to raise such capital or achieve operating profitability.  There can be no assurance that additional funding will be available when needed or, if available, that arrangements cannot be obtained, along with the penalties that may be incurred, the Company would be materially and adversely affected and there would be substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

During the nine month period ending September 30, 2009, the Company had net cash provided by financing activities of $478 compared to $180,868 in 2008, a decrease of $180,390 or 99.7%.

Factoring Facilities

Information regarding our factoring facilities is provided in Note 6 to the condensed consolidated interim financial statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements or obligations.

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

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company's management was unable to complete its documentation and testing of all internal controls.  Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of September 30, 2009.

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

•
Ineffective controls related to the Company’s ability timely file as required by the Exchange Act:  Management has failed to timely file the Company’s periodic report on Form 10-Q for the period ended September 30, 2009.  Additionally, the Company has failed to timely file previous reports within the last twenty four months.  These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of September 30, 2009.

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

On June 30, 2007, Cargo International issued a promissory note to Target Temporaries, Inc. (“Target Temporaries”) (the “Target Temporaries Promissory Note”), in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company is currently in default of this note.  The Company has accrued interest of $46,465 as of September 30, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009. The Company is currently in default of this note.  The Company has accrued interest of $3,345 as of September 30, 2009.

Item 4.              (Removed and Reserved)

Not applicable.

Item 5.              Other Information.

Not applicable.

Item 6.              Exhibits

3.1	Amended and Restated Articles of Organization, dated January 21, 2009. (1)
3.2	Amended and Restated Articles of Organization, dated May 20, 2010. (1)
4.8	Denari Media Productions, Inc., a wholly-owned subsidiary, formed on July 6, 2010. (1)
10.1	Convertible Debenture, dated January 15, 2010, issued by the Company to Target Temporaries, Inc. in the amount of $200,000. (1)
10.2	Secured Convertible Debenture, dated January 15, 2010, issued by the Company to Parkside Properties, LLC, in the amount of $134,000. (1)
10.3	Secured Convertible Debenture, dated March 12, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.4	Note Receivable from ZeroSmoke North America, in the amount of $25,000, dated March 12, 2010. (1)
10.5	Security Agreement on ZeroSmoke North America’s inventory, dated March 12, 2010. (1)
10.6	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to R&T Sports Marketing, Inc., in the amount of $50,000. (1)
10.7	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to Somesing, LLC, in the amount of $50,000. (1)
10.8	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to DMREZ Corp., in the amount of $10,000. (1)
10.9	Secured Convertible Debenture, dated April 7, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.10	Secured Convertible Debenture, dated May 7, 2010, issued by the Company to Triple Crown, Inc., in the amount of $975,000. (1)
10.11	Secured Convertible Debenture, dated May 21, 2010, issued by the Company to RAKJ Holdings, in the amount of $35,000. (1)
10.12	Promissory Note, dated July 20, 2010, issued by the Company to Taconic Group, LLC, in the amount of $66,000. (1)
10.13	Promissory Note, dated July 20, 2010, issued by the Company to Marine Industries, LLC, in the amount of $14,000. (1)
10.14	SBA Notification on or about May 22, 2010, with regard to the default on the HSBC Loan obligation that Pacer had assumed, under the terms of the Strict Foreclosure Agreement, dated May 13, 2008.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K on December 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under thereunto duly authorized.

Date:  December 17, 2010

CARGO CONNECTION LOGISTICS HOLDING, INC.

By:	/s/ Scott Goodman
Name:	Scott Goodman
Title:	Chief Executive Officer and Chief Financial Officer