Form 10-K
period 2009-12-31
CARGO CONNECTION LOGISTICS HOLDING, INC.
filed 2010-12-17
CIK 1093819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED

DECEMBER 31, 2009

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _________ to ___________

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
Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on November 30, 2010 was approximately $470,972.   As of November 30, 2010, the registrant had 1,569,907,354 shares of its common stock, par value $0.001 per share, outstanding.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended.  A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” the “Company,” and “our” mean Cargo Connection Logistics Holding, Inc., unless otherwise indicated.

PART I

Item 1. - BUSINESS

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

The Company currently has no operations and is a non-operating shell company.

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

NMDT (NUCLEAR MATERIAL DETECTION TECHNOLOGIES)

In December 2006, the Company acquired Nuclear Material Detection Technologies, Inc. (“NMDT”), in a tax-free stock-for-stock exchange for 168,539,326 shares of the Company’s common stock valued at approximately $1,500,000.  NMDT holds a license to a patented portable nuclear material detecting technology (the “License”).  The license agreement provides for payments to the licensor of up to 7% of the net revenues from sales of products utilizing the patent rights, subject to minimum annual fees payable to the licensor, beginning in the second year of the licensing agreement, which range from $5,000 in year 2 to $30,000 in year five after the product is available for production.  The Company was in the process of developing, with the licensor, a market-ready nuclear radiation detection device, called RadRope™, which inspectors at transportation hubs could utilize to rapidly detect the presence of nuclear material in sealed containers without the use of harmful x-rays, to service the logistics, transportation and general cargo industries.

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

ITG (INDEPENDENT TRANSPORT GROUP)

The Company owned a 51% interest in Independent Transport Group, LLC (“ITG”), in which Emplify owned a 49% interest.  The financial statements of ITG are included in the Company’s consolidated financial statements for the 2008 year end.  The minority interest in operating results is reflected as an element of non-operating expense in the Consolidated Statements of Operations and the minority interest in the equity of ITG is reflected as a separate component on the Consolidated Balance Sheet.  The Parties agreed to dissolve their partnership interests in ITG in June, 2009.

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

Dependence on few customers

For the year ended December 31, 2009, the Company had no customers.

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

Employees

As of December 31, 2009, the Company had no employees, excluding executive officers and directors.

Item 1A. - RISK FACTORS

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing in this prospectus.  This discussion contains forward looking statements that invoke risks and uncertainties.  Our actual results will depend upon a number of factors beyond our control and could differ materially from those anticipated in the forward looking statements.  Some of these factors are discussed below and elsewhere in this prospectus.

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

The Company has losses from its continuing operations, which has resulted in a net stockholders’ deficiency as of December 31, 2009.  It also has a negative working capital as of December 31, 2009.  These factors may limit the Company’s ability to continue development of ongoing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Additionally, the Company’s auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 1B. - UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

Item 2. – PROPERTIES

The Company has no operating leases or facilities.  It does maintain an administrative office in Merrick, New York.

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

On or about May 22, 2010 the Company received information from the U.S. Small Business Administration with reference to the HSBC Loan that had been assumed by Pacer under the terms of the Strict Foreclosure Agreement.  The Company had been informed that the loan was in default due to non-payment by Pacer.  The Company and certain executive officers are guarantors of the loan (see Note 8).

Item 4. – (Removed and Reserved).

PART II

Item 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

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

2009	High	Low
First Quarter	$.0002	$.0001
Second Quarter	$.0003	$.0001
Third Quarter	$.0004	$.0001
Fourth Quarter	$.0003	$.0001

2008	High	Low
First Quarter	$.0020	$.0004
Second Quarter	$.0012	$.0003
Third Quarter	$.0006	$.0002
Fourth Quarter	$.0003	$.0001

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

Series III Preferred Stock:  There are 100,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2009.  Of these shares, 50,000 shares each were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky, a director and John L. Udell, a major shareholder.  Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible.  The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series IV Preferred Stock:  There are 517,500 shares of Series IV issued and outstanding of as of December 31, 2009   These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown.  The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible.  In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series V Preferred Stock:  There are 479,867 shares of Series V issued and outstanding as of December 31, 2009.  The Series V Preferred Stock is convertible into 7,575 shares of Common Stock.  The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V.  In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

Warrants

In connection with the convertible debt issued on December 28, 2005, the Company issued to Montgomery a warrant to purchase 2,000,000 shares which was exercisable at an exercise price of $0.001.  These warrants expired on December 28, 2008.

Equity Compensation Plan Information

The following table sets forth the information about securities authorized for issuance under our equity compensation plans.

Plan category	(a) Number of securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	1,000,040,000	$1.38	50,960,000
Equity compensation plans not approved by security holders	0	0	0
Totals	1,000,040,000	$1.38	50,960,000

Stock-based compensation

The Company has granted stock options in 2009.  It issued 1,000,000,000 options to Scott Goodman, CEO, as payment in lieu of accrued compensation in the amount of $100,000.  The Company has not granted any stock options in 2008.

No stock options have been exercised or expired in 2008 and none have been exercised and 180,000 expired in 2009.

Recent Sales of Unregistered Securities

We issued a total of 1,110,908,774 shares of our common stock for payment of both debt and services to the Company.  The following table evidences those issuances pursuant to the corresponding party and instrument or agreement to which the shares were issued in 2005, 2006, 2007, 2008 and through December 31, 2009.

Name	Date	Agreement/ Instrument	Shares Issued	Conversion Issuance Price/Term	Conversion Issuance Rate ($)/per share
Former Director	May, 2005	Resignation Settlement Agreement	200,000	$42,000.21
Gamma Opportunity Capital Partners, LP	January 6, 2005	Convertible Promissory Note	747,044	$25,000.033
Cornell Capital Partners, LP	January 24, 2005	Convertible Promissory Note	332,226	$10,000.03
Latitude Asset Investments Corp.	January 14, 2005	Convertible Promissory Note	5,500,000	$135,000.025
Alpha Capital AG	June 23, 2005	Convertible Promissory Note	3,125,000	$50,000.016
	July 29, 2005	Convertible Promissory Note	18,578,083	$75,000.004
	August 4, 2005	Convertible Promissory Note	7,783,084	$30,000.003
	November 7, 2005	Convertible Promissory Note	5,244,707	$25,000.005

Montgomery	May 18, 2005	Convertible Promissory Note	704,225	$15,000.021
	May 31, 2005	Convertible Promissory Note	825,206	$11,000.013
	July 21, 2005	Convertible Promissory Note	2,083,333	$10,000.005
	August 1, 2005	Convertible Promissory Note	399,799	$2,065.54	.005
	August 16, 2005	Convertible Promissory Note	1,500,000	$18,156.012
	September 14, 2005	Convertible Promissory Note	1,818,182	$20,000.011
	September 26, 2005	Convertible Promissory Note	2,702,702	$20,000.007
	October 12, 2005	Convertible Promissory Note	3,681,908	$23,942.007
	November 7, 2005	Convertible Promissory Note	736,382	$5,891.008
	January 6, 2006	Convertible Promissory Note	4,566,210	$10,000.002
	January 19, 2006	Convertible Promissory Note	3,436,426	$10,000.003
	January 30, 2006	Convertible Promissory Note	8,230,452	$20,000.002
	February 8, 2006	Convertible Promissory Note	5,249,344	$20,000.004
	February 16, 2006	Convertible Promissory Note	8,264,463	$20,000.002
	February 27, 2006	Convertible Promissory Note	11,509,993	$20,000.002
	March 3, 2006	Convertible Promissory Note	8,064,516	$25,000.003
	March 7, 2006	Convertible Promissory Note	6,053,269	$25,000.004
	May 4, 2006	Convertible Promissory Note	40,000,000	$40,000.001
	July 6, 2006 (1)	Secured Convertible Debenture	8,000,000	$20,000.0025
	July 21, 2006 (1)	Secured Convertible Debenture	32,000,000	$80,000.0007
	November 30, 2007(1)	Secured Convertible Debenture	40,000,000	$40,000.001
	February 21, 2008 (1)	Secured Convertible Debenture	55,000,000	$55,000.001
	February 28, 2008 (1)	Secured Convertible Debenture	55,000,000	$55,500.001
	March 17 , 2008 (1)	Secured Convertible Debenture	61,600,000	$61,600.001
Advantage Fund I (2)	January 9, 2006	Convertible Promissory Note	4,032,258	$10,000.002
	January 30, 2006	Convertible Promissory Note	8,230,452	$20,000.002
	January 30, 2006	Convertible Promissory Note	3,541,666	$8,500.002
	March 1, 2006	Convertible Promissory Note	8,710,801	$25,000.003
	March 10, 2006	Convertible Promissory Note	4,180,602	$25,000.006
Advantage Capital (3)	September 2, 2005	Convertible Promissory Note	546,218	$6,500.012
	January 9, 2006	Convertible Promissory Note	2,705,628	$5,000.002
	March 1, 2006	Convertible Promissory Note	3,496,503	$10,000.003
Triple Crown	May 5, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	10,000,000	25,000 shares of Series IV
	July 11, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	July 30, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	42,000,000	12,500 shares of Series IV
	August 4, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	August 19, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	September 14, 2005	Exchange of Series IV Convertible Preferred Stock for Common Shares	25,000,000	12,500 shares of Series IV
	March 17, 2006	Exchange of Series IV Convertible Preferred Stock for Common Shares	180,000,000	35,000 shares of Series IV.
David Goldberg	July 25, 2006	Convertible Promissory Note	11,692,593	$86,790.007
UTEK Corporation	August 28, 2006	Consulting Agreement	4,838,710	$120,000.02
TJM Investments, Inc.	December 19, 2006	Consulting Agreement	8,426.966	$75,843.009
Aware Capital Consultants	December 19, 2006	Consulting Services	8,426.966	$75,743.009
Charles Oswald	December 28, 2006	Services Rendered	7,142,857	$75,000.01
EmplifyHR	May 10, 2007	Goods and Services	25,000,000	$100,000.004
A&H Consulting	May 11, 2007	Goods and services provided	25,000,000	$100,000.004
Rosemary Ferro (4)	May 27, 2008	Equity Exchange Agreement	250,000,000	$250,000.001

(1)	Pursuant to the Secured Convertible Debentures issued to Montgomery in December 2005.
(2)	Pursuant to the Convertible Promissory Note, issued to Advantage Fund Capital in the principal amount of $250,000.
(3)	Pursuant to the Series A Convertible Note issued to Advantage Capital, LLC in the principal amount of $1,250,000.
(4)	Pursuant to an Equity Exchange Agreement to Rosemary Ferro in the principal amount of $130,000.

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

Item 7. – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Revenue Recognition

The Company had recognized all transportation revenues when the freight is tendered to the Company for the delivery of the goods to their final destination.  The Company recognized warehouse services revenue upon the completion of services. Costs related to such revenues were included in direct operating expenses.

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

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability. The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value, as their fair value can be separated from the convertible note and their conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company, where applicable, would record the resulting discount on debt related to the warrants and conversion feature and would amortize the discount using the effective interest rate method over the life of the debt instruments.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded  components of those contracts qualify as derivatives to be accounted for separately.  The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market at each balance sheet date.  In the event that the embedded derivative is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and reclassified to equity.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2009 and December 31, 2008

Revenues

Revenues from ongoing operations was $-0- in 2009 versus $-0- in 2008.

The revenues from discontinued operations for twelve months ended December 31, 2009, were $-0-, compared with $5,910,732 for the twelve months ended December 31, 2008, a decrease of $5,910,732, or 100%, due to a decrease in revenue, caused by the implementation of the Strict Foreclosure Agreement, dated May 13, 2008, by Pacer Logistics on the Company and under the provisions of the Agreement, Pacer’s assumption of the book of business and associated revenues of Cargo Connection and their non-support of Cargo International’s operations.

Cargo Connection’s revenues for the twelve months ended December 31, 2009, were $-0-, compared with $5,081,230 for the twelve months ended December 31, 2008, a decrease of $5,081,230 or 100%, as a result of the Strict Foreclosure Agreement taking place on May 13, 2008 and the revenue associated with the operations of Cargo connection being assumed by Pacer Logistics under the provisos in the Strict Foreclosure.

Cargo International’s revenues for the year ended December 31, 2009, were $-0-, compared with $829,502 for the year ended December 31, 2008, a decrease of $829,502 or 100% from the previous year, due to the Company’s decision to cease operation as of the beginning of the 4th quarter of 2008 due to the lack of complementary business from Cargo Connection’s transportation business to help offset the cost of the facility and its employees.

Operating Expenses

Direct operating expenses for ongoing operations for the twelve months ended December 31, 2009 were $-0- versus $-0- for the twelve months ended December 31, 2008.

Direct operating expenses for discontinued operations for twelve months ended December 31, 2009 were $-0-, as compared to $3,976,302 for the twelve months ended December 31, 2008, a decrease of $3,976,302 or 100%, due to the ceasing of operations of Cargo Connection and Cargo International prior to the end of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from ongoing operations totaled $108,185 in 2009 versus $599,109 in 2008.  The $490,924 decrease was derived mostly from a decrease in professional fees of $427,535, salaries of $56,731, commission expenses of $11,310, selling expenses of $2,219 and an increase of $6,796 in insurance.

Selling, general and administrative expenses for the discontinued operations were $-0- for the twelve months ended December 31, 2009, compared with $2,734,963 for the twelve months ended December 31, 2008, a decrease of $2,734,963, or 100%, primarily as a result of the ceasing of operations by the Company by the end of 2008.

As a percentage of revenue, selling, general and administrative expenses for ongoing operations decreased to 0% in 2009 as compared to 46.3% in 2008.

Depreciation and Amortization

Depreciation and amortization expense from discontinued operations for the year ended December 31, 2009 was $-0-, as compared to $80,989 in the year ended December 31, 2008, a decrease of $80,989, or 100%.

Operating Loss

The Company reported a loss from continuing operations before other income (expense) of $108,185 for the twelve months ended December 31, 2009, compared to a loss from continuing operations of $599,109 for the twelve months ended December 31, 2008, a decrease of $490,924 or 82%.

The Company would have had a loss from the discontinued operations before other income (expense) of $-0- for the twelve months ended December 31, 2009, compared to a loss from operations of $800,533 for the twelve months ended December 31, 2008, a decrease of $800,533 or 100%.  As a percentage of revenue, the loss from discontinued operations represented 13.5% of 2008 revenues.

Net Interest Expense

The Company’s net interest and financing expenses from continuing operations were $38,146 for the twelve months ended December 31, 2009, as compared to $201,086 for the twelve months ended December 31, 2008, a decrease of $162,940, or 81.0%, primarily due to the interest expenses associated with derivative instruments and promissory notes.

Net (Loss) Income

For the fiscal year ended December 31, 2009, the Company incurred a net loss of $146,727 compared to a net income of $3,244,025 for the fiscal year ended December 31, 2008.  This resulted in a decrease in Net Income of $3,390,752, or a 104.5% decline, mostly due to the adjustments taken in 2008 with regard to the gain associated with debt extinguishment in connection with forbearance for consideration of discontinued operations of the Company.

The Company had a net loss from continuing operations of $146,490 for the twelve months ended December 31, 2009 versus a net loss from continuing operations of $2,153,414 for the twelve months ended December 31, 2008.  This resulted in a reduction in losses of $2,006,924, or a 93.2% improvement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $6,248,419 as of December 31, 2009.  The Company had devoted substantially all of its efforts to increasing revenues, attempting to achieve profitability, and obtaining long-term financing and raising capital.  If the Company is not successful in continuing to raise working capital through equity and debt financing, the Company will be materially and adversely affected and there would be substantial doubt about the Company's ability to be considered as a going concern.  The Company's condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

Going Concern

Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in the audit report on our consolidated financial statements included with the Annual Report.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to seek investment opportunities which become profitable operations in the future.  It will need to raise additional capital through the issuance of debt and sale of its common or preferred stock and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Although the Company continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company, if at all. The outcome of these matters cannot be predicted with any certainty at this time.

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

The Company’s available cash at December 31, 2009 was $559.  In 2009, the Company used net cash in operating activities of $2,076, compared with $357,109 in 2008, a decrease of $355,033 or 99.4%.

Commitments and Contingencies

Pursuant to a Lease Agreement, dated as of February 15, 2004 (the “New York Lease”), Cargo Connection, as assignee of Cargo International, is obligated to pay an aggregate amount of $103,950 in monthly payments beginning January 1, 2007 through February 28, 2009, for the commercial use of the Inwood, New York corporate facility.  In addition, Cargo Connection is obligated to pay an aggregate amount of $5,028,544 in monthly payments beginning January 1, 2007 through February 28, 2014 for the commercial use of the Inwood, New York warehouse facility.  The facility’s lease was assumed by Pacer as of May 13, 2008 for all ongoing obligations.  The total obligations due on the New York Lease is $2,181,605 and has not been paid by the Company.

Pursuant to a Lease Agreement, dated as of January 11, 2008 (the “Chicago Lease”) Cargo International was obligated to pay an aggregate amount of $6,720,000 in monthly payments through December 31, 2018, for the commercial use of the Bensenville, Illinois facility.  The Company had defaulted on this obligation [See Litigation - MP Cargo ORD Property LLC v. Cargo Connection Logistics Holding, Inc. & Pacer Logistics, LLC, case no. 2008-L-000608 (18th Judicial Circuit, DuPage County, Illinois)].

Notes and Advances Payable

At December 31, 2009, we had outstanding $275,043 in principal amount with respect to three promissory notes.  Two of the promissory notes bear interest at 12% per annum.  One of the promissory notes bears no interest.  Notes payable in an aggregate amount of $275,043 are collateralized by substantially all the assets of the Company.

The following table details the Notes Payable as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009	As of December 31, 2008
Target Temporaries	$200,000	$200,000
HSBC	50,043	50,043
Brainard	25,000	25,000
Total	$275,043	$275,043
Less: Current portion	275,043	275,043
Long-term portion	$-	$-

The Company has negotiated formal repayment terms with five lenders in 2010, with respect to an aggregate of $1,120,000 which they had advanced to the Company as of December 31, 2008 from the parties noted in the chart below.

The following table details the balance of the Due to Others account as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
Total account balance	$1,120,000	$1,120,000

Judgment Liabilities

During the year ended December 31, 2007, the Company received an installment loan from Avalon Insurance and Premium Financing Specialists for the Company’s insurance coverage, pursuant to which, at December 31, 2008, the Company reclassed the outstanding obligation in the amount of $344,540 to Judgment Liabilities.

There are items under the litigation section that have or may result in judgments against the Company.  The Company has classified these items under Litigation/Judgment Liabilities and are reflected as part of the Liabilities (Accounts Payable and Accruals) section of discontinued operations and are shown in the chart below at December 31, 2009 and December 31, 2008, respectively:

	December 31, 2009	December 31, 2008
Avalon Risk Management	$344,540	$344,540
Total Protective Security	52,652	52,652
Travelers Insurance	23,484	23,484
MP ORD	272,811	272,811
MES Managed Employee Solutions	7,078	7,078
Industrial Staffing Services	44,779	44,779
Total	$745,344	$745,344

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

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements or obligations.

Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a list of our financial statements for December 31, 2009, included in this Annual Report on Form 10-K following Item 14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cargo Connection Logistics Holding, Inc.
East Meadow, New York

We have audited the accompanying consolidated balance sheets of Cargo Connection Logistics Holding, Inc. as of December 31, 2009 and 2008, the related consolidated statements of operations, and stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cargo Connection Logistics Holding, Inc. at December 31, 2009 and 2008, the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

Friedman LLP
East Hanover, New Jersey
December 17, 2010

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$559	$2,157
Cash – restricted	-	1,000
Current assets of discontinued operations	-	478
Total current assets	559	3,635
TOTAL ASSETS	$559	$3,635

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,246,041	$1,202,148
Secured convertible debenture, net of discount of $-0- and $38,327, Respectively	75,000	75,000
Current portion of notes payable	275,043	275,043
Due to related parties	134,000	134,000
Due to others	1,120,000	1,120,000
Current liabilities of discontinued operations	3,398,894	3,398,794
Total current liabilities	6,248,978	6,204,985
TOTAL LIABILITIES	6,248,978	6,204,985

Commitments and contingencies

Non-controlling interest - ITG subsidiary	-	342

Mezzanine Financing
Series III convertible preferred stock, par value $1.00 - authorized
500,000 shares, 100,000 shares issued and outstanding (liquidation value $100,000)	100,000	100,000
Series IV convertible preferred stock, par value $1.00 - authorized
600,000 shares, 517,500 shares issued and outstanding (liquidation value $517,500)	517,500	517,500
Series V convertible preferred stock, par value $1.00 - authorized
500,000 shares, 479,867 shares issued and outstanding (liquidation value $479,867)	479,867	479,867

Stockholders' Deficiency
Common stock, par value $.001 - authorized 5,000,000,000 shares, 1,569,907,354 and 1,569,907,354 shares issued and outstanding , respectively	1,569,908	1,569,908

Additional paid in capital	3,592,207	3,492,207
Accumulated deficit	(12,507,901)	(12,361,174)
TOTAL STOCKHOLDERS' DEFICIENCY	(7,345,786)	(7,299,059)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$559	$3,635

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	12/31/2009	12/31/2008

Operating expenses:
Selling, general and administrative	$108,185	$599,109
Total operating expenses	108,185	599,109

Loss from continuing operations	(108,185)	(599,109)

Other (expense) income
Interest expense, net	(38,146)	(201,086)
Rental income	-	2,538
Loss on impairment of investment	-	(1,316,854)
Loss from debt extinguishment	-	(38,153)
Other income (expense)	(159)	(750)
Total other (expense) income	(38,305)	(1,554,305)

Net loss from continuing operations attributable to
common stockholders	(146,490)	(2,153,414)

Discontinued operations
Gain on debt extinguishment in connection with forbearance for consideration of discontinued operations	342	5,433,818
Loss from operations of discontinued entity	(579)	(36,379)
Income tax benefit	-	-
(Loss) gain from discontinued operations	(237)	5,397,439

Net (loss) income	$(146,727)	$3,244,025

Net (loss) income per common share:
Basic and Diluted:
Earnings per share from continuing operations	$(0.000)	$(0.001)
Earnings per share from discontinued operations	(0.000)	0.004
	$(0.000)	$0.003

Weighted average shares outstanding – Basic and Diluted	1,569,907,354	1,440,095,605

CARGO CONNECTION LOGISTICS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
AS OF DECEMBER 31, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2007	1,147,807,354	$1,147,808	$3,500,297	$(15,605,199)	$(10,957,094)

Conversion of principal on secured
convertible notes into common stock	172,100,000	172,100	(8,090)	-	164,010

Issuance of common stock for
principal payment of note	250,000,000	250,000	-	-	250,000

Net loss	-	-	-	3,244,025	3,244,025

Balance December 31, 2008	1,569,907,354	$1,569,908	$3,492,207	$(12,361,174)	$(7,299,059)

Issuance of stock options in lieu of
payment for accrued compensation	-	-	100,000	-	100,000

Net loss	-	-	-	(146,727)	(146,727)

Balance December 31, 2009	1,569,907,354	$1,569,908	$3,592,207	$(12,507,901)	$(7,345,786)

See accompanying notes to consolidated financial statements

CARGO CONNECTION LOGISTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss from continuing operations attributable to
common stockholders	$(146,490)	(2,153,414)
Adjustments to reconcile net loss to net
cash used in operating activities:
(Loss) gain from operations of discontinued entity	(237)	5,397,439
Amortization of note discounts	-	38,327
Gain on extinguishment of debt	-	38,153
Non-controlling interest	(342)	13
Impairment of investment in NMDT	-	1,316,854
Changes in:
Escrow held by attorney	1,000	(1,000)
Prepaid expenses	-	(11,993)
Accounts payable and accrued expenses	143,893	593,870

Net cash (used in) provided by operating activities – continuing	(2,176)	5,218,249
Net cash provided by (used in) operating activities – discontinued	100	(5,575,358)
Net cash used in operating activities	(2,076)	(357,109)
		.
Cash flows from investing activities
Net cash provided by investing activities - continuing	-	-
Net cash provided by investing activities - discontinued	-	449,475
Net cash provided by investing activities	-	449,475

Cash flows from financing activities
Repayments to officers	-	(26,915)
Proceeds from notes payable	-	25,000

Net cash used in financing activities - continuing	-	(1,915)
Net cash provided by (used in) financing activities – discontinued	478	(89,488)
Net cash provided by (used in) financing activities	478	(91,403)

Net (decrease) increase in cash	(1,598)	963

Cash, beginning of period	2,157	1,194

Cash, end of period	$559	$2,157

Supplemental disclosure of cash flow information
Interest expense	$-	$34,372
Income taxes	$-	$-

Supplemental schedule of non-cash activities:
Conversion of secured debenture to common stock	$-	$172,100
Issuance of common stock as principal payment of note payable	$-	$250,000
Assumption of liabilities of discontinued operations from parent company	$-	$911,481
Issuance of common stock for deferred consulting services	$100,000	$-

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

The Company owned a 51% interest in Independent Transport Group, LLC (“ITG”), in which Emplify HR Services, Inc. (“Emplify”) owned a 49% interest. The financial statements of ITG are included in the Company’s condensed consolidated financial statements. The minority interest in operating results is reflected as an element of non-operating expense in the Company’s consolidated statements of operations and the minority interest in the equity of ITG is reflected as a separate component in the Company’s condensed consolidated balance sheet. The Parties agreed to dissolve their partnership interests in ITG in June, 2009.

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

Currently the Company has no business activity and is operating as a shell company.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $146,727 for the year ended December 31, 2009. The Company has a working capital deficiency of $6,248,419 and a stockholders’ deficit of $7,345,786 at December 31, 2009 and expects that it will incur additional losses in the immediate future. To date the Company has financed operations primarily through sales of its equity securities and issuances of debt instruments to related and unrelated parties.

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

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and concentration of credit risk

The majority of the Company’s accounting policies pertain to assets, liabilities, revenues and expenses that existed when the Company was operating.  The following policies may change, should an acquisition of, or merger with, a business occurs.

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

Valuation of long-lived assets

The Company accounts for its long-lived assets in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. During the year ended December 31, 2008, there was an impairment charge of $1,316,854 taken relating to NMDT’s patent rights under long-lived assets.

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

Fair value disclosure

For certain of the Company’s financial instruments, including cash, accounts payable, accrued expenses and financial instruments, the carrying amounts approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s debt also approximate fair values based on current rates for similar debt offered to the Company.

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

	For the Year Ended December 31,
	2009	2008

Basic and diluted number of common shares outstanding	1,569,907,354	1,440,095,605

For the years ended December 31, 2009 and 2008, outstanding shares of preferred stock of 1,097,867 and 1,097,867, respectively, which were convertible into 12,456,421,096 and 12,456,421,096 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

For the years ended December 31, 2009 and 2008, convertible debentures (including accrued interest) of $122,805 and $111,586, respectively, which were convertible into 1,637,400,000 and 1,487,813,333 shares of commons stock, respectively, have been excluded from the above calculation because the effect on net loss per share would have been antidilutive.

Stock-based compensation

The Company follows GAAP, which requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company uses the Black-Scholes model to assess the fair value of share-based payments and amortizes this cost over the service period.

The Company has granted 1,000,000,000 stock options in 2009 to Scott Goodman, CEO, in lieu of payment for accrued compensation valued at $100,000.  The Company has not granted any stock options in 2008.  No stock options have been exercised or expired in 2008 or 2009.

Financial instruments

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the warrants, and has recorded the conversion feature as a liability in accordance with the accounting standards.  The conversion feature and certain other features that are considered embedded derivative instruments, such as a variable interest rate feature, a conversion reset provision and redemption option, have been recorded at their fair value, as their fair value can be separated from the convertible note and the conversion feature liability is independent of the underlying note value.  The conversion liability is marked-to-market each reporting period with the resulting gains or losses shown on the Company’s consolidated statements of operations.  For debt instruments having conversion features whereby the holder can convert at any time, the deferred charge is recorded as interest expense in the period proceeds are received.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately.  The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market at each balance sheet date.  In the event that the embedded derivative is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and reclassified to equity.

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

Depreciation and amortization expense associated with discontinued operations for the years ended December 31, 2009 and 2008 was $-0- and $80,989, respectively.  In addition, $59,730 of depreciation and amortization on assets under capital leases associated with discontinued operations have been included in depreciation expense for the years ended December 31, 2008.

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

The Company has classified the results of its ITG joint venture as “discontinued operations” in the condensed consolidated statements of operations.

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

In connection with the discontinued operations, the Company had a total loss of $237 as of December 31, 2009 and for the period of May 13, 2008 through December 31, 2008, in connection with the discontinued operations, the Company had additional debt and assets assumed as a result of the foreclosure resulting in a total gain of $5,397,439.  The following is a summary of the $237 loss from discontinued operations as of December 31, 2009, and the $5,397,439 gain from discontinued operations as of December 31, 2008:

	2009	2008
Add: total debt assumed under Strict Foreclosure Agreement	$342	$6,716,931
Less: total assets assumed under Strict Foreclosure Agreement	-	(1,283,113)
Total gain on debt extinguishment in connection with
forbearance for consideration of discontinued operations	342	5,433,818
Loss from operations of discontinued entity	(579)	(36,379)
Income tax benefit	-	-
Gain from discontinued operations	$(237)	$5,397,439

Please note though that the Company has also projected that for the year ended December 31, 2008, that it would utilize approximately $2,700,000 of its net operating loss carryforward due to the gain recognized from discontinued operations of $5,397,439 (see Note 15).

In addition, management of the Company had determined that as of July 18, 2008, its Cargo International subsidiary would cease operations at its facility in Illinois.  As a result of this, the Company has classified the results of its Cargo International subsidiary as “discontinued operations” in the condensed consolidated statements of operations.

NOTE 7 – DUE TO OTHERS

The Company classifies advances as current liabilities, as the Company is expected to pay back these advances within a twelve month period unless there is an executed agreement put into place for the repayment of these funds. The Company may be required to enter into settlement agreements with the lenders unless other sources of capital can be obtained (see Note 16 – Subsequent Events).

The following table details the balance of the Due to Others account as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Loan from RAKJ Holdings	145,000	145,000
Loan from Triple Crown	975,000	975,000
	$1,120,000	$1,120,000

NOTE 8 – NOTES PAYABLE

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

On June 30, 2007, the Company issued a promissory note to Target Temporaries, Inc. in the principal amount of $200,000 representing an accounts payable obligation due to Target Temporaries, Inc. The note bears interest at a rate of 12% per annum and has a maturity date of June 30, 2009. The Company has accrued interest of $52,499 as of December 31, 2009.

On August 21, 2008, the Company issued a promissory note in the amount of $25,000 to Brainard Management Associates Inc. (“Brainard”) (the “Brainard Promissory Note”), evidencing advances given to the Company to assist in short-term cash flow needs. The note bears interest at a rate of 12% per annum and requires no interest payments to be made until its maturity date, which is August 19, 2009.  The Company has accrued interest of $4,098 as of December 31, 2009 (see Note 16 – Subsequent Events).

The following table details the Notes Payable as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009	As of December 31, 2008
Target Temporaries	200,000	200,000
HSBC Bank	50,043	75,043
Brainard	25,000	25,000
Total	$275,043	$275,043
Less: Current portion	275,043	275,043
Long-term portion	$-	$-

NOTE 9 - SECURED CONVERTIBLE DEBENTURES

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

This Management Note is a hybrid instrument which contains an embedded derivative feature which would individually warrant separate accounting as a derivative instrument.  The embedded derivative feature has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability.” The embedded derivative feature includes the conversion feature within the note and an early redemption option.  The value of the embedded derivative liability, in the amount of $-0- as of December 31, 2009, was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and was fully amortized as of December 31, 2007.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company maintained a 401(k) savings plan that covered substantially all of its employees. Participants in the savings plan could have elected to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company did not match any portion of the participant’s contributions as per the provisions of the plan.  The Company’s plan ended on May 13, 2008, in conjunction with the Strict Foreclosure by Pacer.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On or about May 22, 2010 the Company received information from the U.S. Small Business Administration with reference to the HSBC Loan that had been assumed by Pacer under the terms of the Strict Foreclosure Agreement.  The Company had been informed that the loan was in default due to non-payment by Pacer.  The Company and certain executive officers are guarantors of the loan (see Note 8).

Litigation/Judgment Liability Payable

As presented above, there are items that have or may result in judgments against the Company.  The Company has classified these items under Litigation/Judgment Liabilities and are reflected as part of the Liabilities (Accounts Payable and Accruals) section of discontinued operations and are shown in the chart below at December 31, 2009 and 2008, respectively:

	December 31, 2009	December 31, 2008
Avalon Risk Management	$344,540	$344,540
Total Protective Security	52,652	52,652
Travelers Insurance	23,484	23,484
MP ORD	272,811	272,811
MES Managed Employee Solutions	7,078	7,078
Industrial Staffing Services	44,779	44,779
Total	$745,344	$745,344

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

Series III Preferred Stock:  There are 100,000 shares of Series III Preferred Stock issued and outstanding as of December 31, 2009.  These shares were issued upon the conversion of an outstanding loan entered into between the Company and Jesse Dobrinsky, a director and John L. Udell, a major shareholder. Each share of Series III Preferred Stock is treated as being convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the conversion date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series III Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series III Preferred Stock are then convertible.  The holders of the Series III Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series III Preferred Stock has a liquidation preference of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series IV Preferred Stock:  There are 517,500 shares of Series IV Preferred Stock issued and outstanding of as of December 31, 2009.   These Shares were issued upon conversion of a convertible promissory note entered into between the Company and Triple Crown.  The Series IV is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the average of the lowest of three-day trading prices during the five trading days immediately prior to the Conversion Date multiplied by .70, or (ii) the average of the lowest of three-day trading prices during the five trading days immediately prior to the funding date(s).  The Series IV Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to twenty votes for each share of common stock into which such holder’s shares of Series IV Preferred Stock are then convertible.  In addition, the holders of the Series IV Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors.  The Series IV Preferred Stock has a liquidation price of $1.00 per share in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Series V Preferred Stock:  There are 479,867 shares of Series V Preferred Stock issued and outstanding as of December 31, 2009.  These shares were issued based on the Stock Purchase Agreement and Share Exchange entered into on May 12, 2005 between the Company and the shareholders of Cargo Connection and Cargo International, which called for the Company to issue shares of its preferred stock which are convertible into Common Stock of the Company additional consideration to be given to the shareholders twelve (12) months from the closing date of the transaction whereby they would own eighty percent (80%) of the outstanding shares of the Company at that time.  The Series V Preferred Stock is convertible into 7,575 shares of Common Stock.  The Series V Preferred Stock votes together with the Common Stock on all matters subject to stockholder approval and has voting power equal to thirty votes per outstanding share of Series V Preferred Stock.  In addition, the holders of the Series V Preferred Stock are entitled to receive non-cumulative cash dividends at an annual dividend rate as determined by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series V Preferred Stock shall be entitled to receive distributions out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock.

The Company has determined that it is treating all three of the above series of preferred stock issuances on the balance sheet as mezzanine financing in accordance with the accounting standard, because there are liquidation preferences to be paid from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock in the event of any liquidation, whether voluntary or involuntary.

NOTE 13 - STOCK OPTION PLANS

In August 1999, the Company’s stockholders approved the adoption of an Incentive Stock Option Plan (“1999 Option Plan”), which allows the Board of Directors to grant options to purchase up to 100,000 shares of common stock to employees and directors.  On August 17, 2000, with the approval of the shareholders of the Company, the number of shares available under the 1999 Option Plan was increased to 1,000,000. As of December 31, 2008, 220,000 options were outstanding under the 1999 Option Plan. As of December 31, 2009, 40,000 options were outstanding under the 1999 Option Plan.  During the year ended December 31, 2008, the Company did not issue any shares of its common stock under non-plan options in lieu of granting options. As of December 31, 2008, there are no non-plan options outstanding.

In July 2005, the Company's stockholders approved the adoption of an Incentive Stock Option Plan ("2005 Stock Incentive Plan"), which allows the Board of Directors to grant options to employees and members of the Board of Directors.  The 2005 Option  Plan  provided  the Board of  Directors  the right to grant  options  to purchase  up to a total of 50,000,000  shares of the  Company's  Common  Stock.  As of December 31, 2009, the Company has not issued any options under the 2005 Stock Incentive Plan.

On December 31, 2009, the Company’s directors authorized the issuance of stock options (“2009 Stock Option Plan”) to the Company’s Chief Executive Officer in consideration of past due compensation from 2008 in the amount of $100,000.  The stock options authorized were based upon the market price of the Company’s common stock as of December 31, 2009 and such options are exercisable for a period of three years.  The 2009 Option Plan provides the CEO with the right to purchase a total of 1,000,000,000 shares of the Company's Common Stock at a price of $0.0001.  As of December 31, 2009, the Company has not had any of the options exercised under the 2009 Stock Option Plan.

The following information summarizes the Company’s stock option activity at December 31, 2009:

Stock Options Plans:

1999 Stock Option Plan

	Weighted
	Average
	Exercise Options	Price
Outstanding at December 31, 2007	220,000	$1.07

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2008	220,000	$1.07

Granted	-	-
Exercised	-	-
Expired or cancelled	(180,000)	1.00
Outstanding at December 31, 2009	40,000	$1.38

2009 Stock Option Plan

	Weighted
	Average
	Exercise Options	Price

Outstanding at December 31, 2009	1,000,000,000	$0.0001

	-	-
Granted	1,000,000,000	0.0001
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2009	1,000,000,000	$0.0001

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009

			Weighted
			Average	Weighted
		Average	Remaining	Average
	Number	Life	Exercise	Number
Range of exercise price:	Outstanding	In Years	Price	Exercisable
$0.001 to $0.50	1,000,000,000	3.00	0.0001	1,000,000,000
$0.51 to $1.00	-	-	-	-
$1.01 to $1.50	40,000	.25	1.38	40,000
	1,000,040,000		.00014	1,000,040,000

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company rented warehouse space and equipment from related entities.  For the year ended December 31, 2009 and 2008, rent expense charged to discontinued operations relating to these rentals totaled $-0- and $432,269, respectively.

As of December 31, 2009 and December 31, 2008, the Company owed an aggregate of $134,000 and $134,000, respectively to related parties pursuant to non-interest bearing loans which have no formal repayment terms, the proceeds of which were used for working capital.

Employment Agreements

The Company does not currently have employment agreements with any of its officers or the officers of Cargo Connection.  In addition, the current members of the Board of Directors serve without compensation.

NOTE 15 - INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax asset
Net operating loss carryforward	$3,808,500	$3,712,300
Deferred rent	(221,000)	(135,000)
Accrued compensation	(32,000)	148,000
Asset reserves and other items	(68,000)	(41,000)
Total deferred tax asset	3,487,500	3,684,300
Less valuation allowance	(3,487,500)	(3,684,300
Total net deferred tax asset	$-	$-

As of December 31, 2009, there is a remaining carryforward of approximately $9,765,000 available to offset the future taxable income. The Company has concluded that a full valuation allowance is appropriate for the remaining deferred tax items as they are more likely than not going to be utilized in the foreseeable future.  This will have no effect on the current statement of operations as it is offset by a corresponding reduction in the valuation allowance.

The scheduled expiration of such NOL’s is as follows:

For the Period Ended
2025	4,000,000
2026	3,000,000
2027	(318,000)
2028	2,837,000
2029	246,000
Total	9,765,000

Income taxes computed at the statutory rate for the years ended December 31, 2009 and 2008 differ from amounts provided as follows:

	2009	2008
Tax provision (benefit) at statutory rate	34%	34%
State and local taxes, net of federal benefit	5%	(3)%
Derivative expenses	0%	(56)%
Change in valuation allowance	(39)%	25%

Effective income tax rate	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

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

On May 20, 2010, the Company filed an Amendment to its Articles of Incorporation with the Florida Department of State, amending Article 3.  It was granted on June 2, 2010 and it amended Shares, Classes and Series Authorized.  The Company has increased the authorized common stock to 30,000,000 shares and has clarified the Series V Preferred Stock voting rights to the correct thirty (30) times that number of shares of common stock into which such holders’ shares of Series V Preferred Stock are then convertible.

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

On December 10, 2010, the Company issued a promissory note to Taconic Group, LLC (“Taconic”), (the “Taconic Group Note”), in the amount of $40,000, which bears interest at a rate of 10% per annum, and matures on December 10, 2012.  This note is secured by substantially all the assets of the Company.  The entire unpaid principal amount, along with any accrued interest, is payable on December 10, 2012.

Item 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. – CONTROLS AND PROCEDURES

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

 Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").  The Company's management was unable to complete its documentation and testing of all internal controls. Because of this, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009.

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

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of December 31, 2009.

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

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company, as well as individuals who the Company believes will make a significant contribution to the Company’s business, at December 31, 2009.

NAME	AGE	POSITION

Scott Goodman	50	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary
		and Chairman of the Board of Directors (Principal Executive, Financial and Accounting Officer).

Jesse Dobrinsky	53	Director.

The following is a biographical summary of our directors and executive officers:

Scott Goodman has been our President, Chief Executive Officer and Chairman of the Board of Directors since June, 2008.  He has also served as our Chief Financial Officer, Chief Operating Officer, Secretary and director since 2005.  Commencing in 1996, Mr. Goodman has served as Executive Vice President of Cargo Connection Logistics Corp.  From 1995 to 1996, Mr. Goodman served as Chief Financial Officer of Coast Dispatch, Inc., a New York City based irregular route common carrier.  Mr. Goodman holds a Bachelor of Science Degree in Business Administration with a major in accounting from Northeastern University in 1982 and an MBA from Adelphi University with majors in International Business and Corporate Finance in 1984.

Jesse Dobrinsky has been a Director of the Company since 2005.  He was our President, Chief Executive Officer and Chairman of the Board of Directors from May 2005 through June 2008.  Prior to that and since 1996, Mr. Dobrinsky was President of Cargo Connection, a then privately owned entity, until it was acquired by the Company in 2005.  From 1982 through 1995, Mr. Dobrinsky served as the President and managed the operations of Coast Dispatch, Inc., a New York City based irregular route common carrier.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

Nomination Procedures For Appointment of Directors

As of July 31, 2010, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended December 31, 2009.

Committees

The Board of Directors has not established any committees.  The functions of an Audit Committee and Compensation Committee are performed by the Board.

Item 11. - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer and  our two most highly compensated executive officers (other than the principal executive officer) for all services rendered in all capacities to us for fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation Earnings ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jesse Dobrinsky, CEO(1)	2009	-0-	0	0	0	0	0	0	-0-
	2008	200,000	0	0	0	0	0	0	200,000
Scott Goodman, CEO(2), CFO, COO and Secretary	2009	100,000	0	0	0	0	0	0	100,000
	2008	175,000	0	0	0	0	0	0	175,000
John L. Udell, Vice President(3) and Assistant Secretary(3), Cargo Connection	2009	-0-	0	0	0	0	0	0	-0-
	2008	150,000	0	0	0	0	0	0	150,000

(1)	Position held from May 2005 through June 2008.
(2)	Position assumed in June 2008.
(3)	Positions held through June 2008.

Jesse Dobrinsky, our CEO through June 2008, is no longer employed and was to receive a base salary of $200,000 in 2008, of which $61,538 was actually paid in 2008.

Scott Goodman, our current CEO, CFO and COO, is employed at will and received a base salary of $100,000 in 2009 and $175,000 in 2008, of which $-0-, and $74,038 were actually paid in 2009 and 2008, respectively.

John L. Udell, a Vice President of Cargo Connection through June 2008, is no longer employed and received a base salary of $150,000 in 2008, of which $57,692 was actually paid in 2008, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.  The Company has not issued any options and or awards to the named executive officers listed below.

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

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2009.  The Directors of the Company were not compensated as directors in fiscal year 2008.

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

Name and Address of Beneficial Owner(1)	Title of Class Amount, Nature and Percentage of Beneficial Ownership(2)
	Common Stock(2)		Series III Preferred Stock(3)		Series IV Preferred Stock(3)		Series V Preferred Stock
	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent Of Class
Jesse Dobrinsky PO Box 394 Rockville Centre, NY 11570	1,400,471,976(4)	17.1%	50,000	50.0%	0	0	143,960	30%
Scott Goodman PO Box 248 East Meadow, NY 11554	1,162,376,738(6)	14.2%	0	0	517,500(5)	100%	143,960	30%
All executive officers and directors, as a group	2,562,848,714	31.3%	50,000	50%	517,500	100%	287,920	60%

(1)	The address for these individuals is P.O Box 248, East Meadow, New York 11554.
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

Equity Compensation Plan Information

The following table sets forth the information about securities authorized for issuance under our equity compensation plans.

Plan category	(a) Number of Securities to be issued on exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans.
Equity Compensation Plans approved by security holders	1,000,040,000	$0.00014	50,960,000
Equity compensation plans not approved by security holders	0	0	0
Totals	1,000,040,000	$0.00014	50,960,000

ITEM 13.  – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2008, we leased both rental property and equipment from CDI Management, Inc. (“CDI”), an entity controlled by Jesse Dobrinsky, a Director; Scott Goodman, our CEO, CFO, and Director; John L. Udell, a principal shareholder; and Jay Finkelstein, a principal shareholder, pursuant to which CDI furnished the Company with both rental property and equipment leases.  The rental payments under the real property lease for 2009 and 2008 were $-0- and $422,669, respectively.  The payments under equipment leases for 2009 and 2008 were $-0- and $9,600, respectively.

In October 2005, we issued a secured convertible debenture to Jesse Dobrinsky, Scott Goodman and John L. Udell, in the amount of $75,000.  Pursuant to the terms of the debenture, the Company issued a $75,000 secured convertible debenture with a 15% interest rate to the group with a maturity date of September 30, 2006.  The debenture is convertible into Common Stock of the Company at a conversion price equal to the lesser of (a) $0.005 per share or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock of the five (5) trading days immediately preceding the conversion date. The holders of the note informally agreed to extend the due date of the note to December 31, 2007. The note has not been repaid as of December 31. 2009. The Company is in default under the provisions of the note.

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

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees.

The aggregate fees billed by our principal accountant, Friedman, LLP, for professional services for the audit of our annual financial statements for 2009 and 2008 were $-0- and $68,500, respectively net of expenses.

Audit Related Fees.

The aggregate fees billed by our principal accountant, Friedman, LLP, for reasonably related fees or expenses, aside from those referenced above, related to the audit of our annual financial statements for 2009 and 2008 were $-0- and $-0-, respectively, net of expenses.

Tax Fees.

There were no fees charged to the Company for tax compliance, tax related advice, or tax planning by our principal accountant, Friedman, LLP.

All Other Fees.

There were no other fees paid to our principal accountant, Friedman, LLP.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.2	2005 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2005. SEC File No. 333-126354)
4.3	2009 Stock Option Plan as approved by the Directors on December 31, 2009. (1)
4.4	Denari Media Productions, Inc., a wholly-owned subsidiary, formed on July 6, 2010. (1)
10.1	Convertible Debenture, dated January 15, 2010, issued by the Company to Target Temporaries, Inc. in the amount of $200,000. (1)
10.2	Secured Convertible Debenture, dated January 15, 2010, issued by the Company to Parkside Properties, LLC, in the amount of $134,000. (1)
10.3	Secured Convertible Debenture, dated March 12, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.4	Note Receivable from ZeroSmoke North America, in the amount of $25,000, dated March 12, 2010. (1)
10.5	Security Agreement on ZeroSmoke North America’s inventory, dated March 12, 2010. (1)
10.6	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to R&T Sports Marketing, Inc., in the amount of $50,000. (1)
10.7	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to Somesing, LLC, in the amount of $50,000. (1)
10.8	Secured Convertible Debenture, dated April 2, 2010, issued by the Company to DMREZ Corp., in the amount of $10,000. (1)
10.9	Secured Convertible Debenture, dated April 7, 2010, issued by the Company to Long Side Ventures, LLC, in the amount of $50,000. (1)
10.10	Secured Convertible Debenture, dated May 7, 2010, issued by the Company to Triple Crown, Inc., in the amount of $975,000. (1)
10.11	Secured Convertible Debenture, dated May 21, 2010, issued by the Company to RAKJ Holdings, in the amount of $35,000. (1)
10.12	Promissory Note, dated July 20, 2010, issued by the Company to Taconic Group, LLC, in the amount of $66,000. (1)
10.13	Promissory Note, dated July 20, 2010, issued by the Company to Marine Industries, LLC, in the amount of $14,000. (1)
10.14	SBA Notification on or about May 22, 2010, with regard to the default on the HSBC Loan obligation that Pacer had assumed, under the terms of the Strict Foreclosure Agreement, dated May 13, 2008. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-K on December 17, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARGO CONNECTION LOGISTICS HOLDING, INC.

By:	/s/ Scott Goodman
Name: Title:	Scott Goodman President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

Dated: December 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott Goodman
Name: Title:	Scott Goodman President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

Dated: December 17, 2010